Form 10-Q
period 2018-03-31
Opes Acquisition Corp.
filed 2018-05-15
CIK 1723580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2018

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-38417

OPES ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)
Delaware	82-2418815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Park Plaza Torre I

Javier Barros Sierra 540, Of. 103

Col. Santa Fe

01210 México City, México

(Address of principal executive offices)

+52 (55) 5992-8300

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of May 14, 2018, 14,820,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

OPES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION

Opes Acquisition Corp.
Condensed Balance Sheets

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets
Cash	$559,571	$22,002
Prepaid expenses	32,900	—
Total Current Assets	592,471	22,002

Deferred offering costs	—	143,199
Cash and marketable securities held in Trust Account	116,247,875	—
Total Assets	$116,840,346	$165,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Account payable and accrued expenses	$59,951	$1,038
Accrued offering costs	10,000	17,500
Income taxes payable	5,968	—
Promissory note – related party	—	122,839
Total Current Liabilities	75,919	141,377

Commitments

Common stock subject to possible redemption, 11,061,794 and -0- shares at redemption value as of March 31, 2018 and December 31, 2017, respectively	111,764,426	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,758,206 and 2,875,000 issued and outstanding (excluding 11,061,794 and -0- shares subject to possible redemption) as of March 31, 2018 and December 31, 2017, respectively	376	288
Additional paid-in capital	4,978,352	24,712
Retained earnings/(Accumulated deficit)	21,273	(1,176)
Total Stockholders’ Equity	5,000,001	23,824
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116,840,346	$165,201

The accompanying notes are an integral part of these condensed financial statements.

Opes Acquisition Corp.

Condensed Statement of Operations

Three Months Ended March 31, 2018
(unaudited)

Operating costs	$69,458
Loss from operations	(69,458)

Other income:
Interest income	83,293
Unrealized gain on marketable securities held in Trust Account	14,582
Other income	97,875

Income before provision for income taxes	28,417
Provision for income taxes	(5,968)
Net income	$22,449

Weighted average shares outstanding, basic and diluted (1)	2,690,740

Basic and diluted net loss per common share	$(0.01)

(1)	Excludes an aggregate of up to 11,061,794 shares subject to redemption at March 31, 2018.

The accompanying notes are an integral part of these condensed financial statements.

Opes Acquisition Corp.
Condensed Statement of Cash Flows

March 31,
2018
(unaudited)

Cash Flows from Operating Activities:
Net income	$22,449
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(83,293)
Unrealized gain on marketable securities held in Trust Account	(14,582)
Changes in operating assets and liabilities:
Prepaid expenses	(32,900)
Accounts payable and accrued expenses	58,913
Income taxes payable	5,968
Net cash used in operating activities	(43,445)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,150,000)
Net cash used in investing activities	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000
Proceeds from sale of Private Placement Units	4,450,000
Proceeds from Unit Purchase Option	100
Advances from related party	67,013
Repayment of advances from related party	(67,013)
Repayment of promissory note – related party	(122,839)
Payment of offering costs	(296,247)
Net cash provided by financing activities	116,731,014

Net Change in Cash	537,569
Cash – Beginning	22,002
Cash – Ending	$559,571

Non-cash investing and financing activities:
Initial classification of common stock subject to redemption	$111,741,988
Change in value of common stock subject to redemption	$22,438

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Opes Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on July 24, 2017. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business transaction with one or more operating businesses or entities that the Company has not yet identified (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in Mexico.

All activity through March 31, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on March 13, 2018. On March 16, 2018, the Company consummated the Initial Public Offering of 10,000,000 units (“Units” and, with respect to the common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $100,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 units (the “Private Placement Units”) at a price of $10.00 per unit in a private placement to Axis Public Ventures S. de R.L. de C.V. (“Axis Public Ventures”), an affiliate of Axis Capital Management (the “Sponsor”), Lion Point Capital (“Lion Point”) and the other stockholders of the Company prior to the Initial Public Offering (“Initial Stockholders”), generating gross proceeds of $4,000,000, which is described in Note 4.

Following the closing of the Initial Public Offering on March 16, 2018, an amount of $101,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

On March 20, 2018, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 1,500,000 Units, and the sale of an additional 45,000 Private Placement Units each at $10.00 per unit, generating total gross proceeds of $15,450,000. Following the closing, an additional $15,150,000 of the net proceeds ($10.10 per Unit) was placed in the Trust Account, resulting in $116,150,000 ($10.10 per Unit) held in the Trust Account.

Transaction costs amounted to $2,731,946, consisting of $2,300,000 of underwriting fees and $431,946 of other costs. As of March 31, 2018, $559,571 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (net of taxes payable) at the time of the signing an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, solely if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and other Initial Stockholders have agreed to (a) vote their Founder Shares (as defined in Note 5), Placement Shares (as defined in Note 4) and any Public Shares held by them in favor of approving a Business Combination and (b) not to convert any shares in connection with a stockholder vote to approve a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

The Company will have until September 16, 2019 (or such later date as may be approved by stockholders) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The proceeds deposited in the Trust Account could, however, become subject to claims of creditors. Therefore, the actual per-share redemption amount could be less than $10.10.

The Initial Stockholders have (i) waived their redemption rights with respect to Founder Shares, Placement Shares and any Public Shares they may acquire during or after the Initial Public Offering in connection with the consummation of a Business Combination, (ii) waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares, Placement Shares and Placement Warrants (as defined in Note 4) if the Company fails to consummate a Business Combination within the Combination Period and (iii) agreed that they will not propose any amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect public stockholders’ ability to convert or sell their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the required time unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment. However, the Initial Stockholders will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination or liquidates within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account below $10.10 per share. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Proposed Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus as filed with the SEC and declared effective on March 13, 2018, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 22, 2018. The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s balance sheet with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2018 and December 31, 2017.

Marketable securities held in Trust Account

At March 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018 and December 31, 2017, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2018 and December 31, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

On December 22, 2017 the U.S.  Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 11,945,000 shares of common stock and (2) 750,000 shares of common stock and warrants to purchase 750,000 shares of common stock in the unit purchase option sold to the underwriters and their designees, in the calculation of diluted loss per share, since the exercise of the warrants and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic income per common share for the periods.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Three Months Ended March 31,
2018
Net income	$22,449
Less: Income attributable to shares subject to redemption	(40,310)
Adjusted net loss	$(17,861)

Weighted average shares outstanding, basic and diluted	2,690,740

Basic and diluted net loss per share	$(0.01)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,500,000 units at a purchase price of $10.00 per Unit, inclusive of 1,500,000 units sold to the underwriters on March 20, 2018 upon the underwriters’ election to exercise their over-allotment option in full. Each Unit consists of one share of common stock and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Initial Stockholders purchased an aggregate of 400,000 Private Placement Units, at $10.00 per Private Placement Unit for an aggregate purchase price of $4,000,000. On March 20, 2018, the Company consummated the sale of an additional 45,000 Private Placement Units at a price of $10.00 per Private Placement Unit, which were purchased by the Sponsor, generating gross proceeds of $450,000. Each Private Placement Unit consists of one share of common stock (“Placement Share”) and one warrant (“Placement Warrant”) to purchase one share of common stock at an exercise price of $11.50. The proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In November 2017, the Company issued an aggregate of 2,875,000 shares of common stock (“Founder Shares”) to Axis Public Ventures for an aggregate purchase price of $25,000. On March 9, 2018, Axis Public Ventures transferred 2,012,500 Founder Shares to certain other parties for nominal consideration, including 862,500 Founder Shares to Lion Point. The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Proposed Offering and excluding the Private Placement Units). As a result of the underwriters’ election to exercise their over-allotment option in full on March 20, 2018, 375,000 Founder’s Shares are no longer subject to forfeiture.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The Initial Stockholders have agreed that, subject to certain limited exceptions, the Founder Shares will not be transferred, assigned or sold until the earlier of six months after the date of the consummation of a Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Business Combination, or earlier if, subsequent to a Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Related Party Advances

During the period ended March 31, 2018, the Company received an aggregate of $67,013 in advances from an affiliate of the Sponsor for costs associated with the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. The Company repaid the advances in full, accordingly, as of March 31, 2018, there were no advances outstanding.

Promissory Note – Related Party

On August 1, 2017, the Company issued to an affiliate of the Sponsor an unsecured promissory note, pursuant to which the Company borrowed an aggregate principal amount of $122,839 (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier to occur of (i) December 31, 2018, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determined not to proceed with the Initial Public Offering. The Promissory Note was repaid at the closing of the Initial Public Offering.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on March 13, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three months ended March 31, 2018, the Company incurred $5,000 in fees for these services, which such amount is included in operating costs in the accompanying condensed statements of operations and in accrued expenses in the accompanying balance sheets at March 31, 2018.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on March 13, 2018, the holders of the Founder Shares, Private Placement Units (and their underlying securities) and any Units that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Placement Units or Units issued to the Sponsor, officers, directors or their affiliates in payment of Working Capital Loans made to the Company (in each case, including the underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital, Inc. (“EarlyBirdCaptial”) as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay EarlyBirdCapital a cash fee of $4,025,000 for such services upon the consummation of a Business Combination (exclusive of any applicable finders’ fees which might become payable).

Forward Purchase Agreement

Lion Point has entered into a contingent forward purchase agreement with the Company to purchase, in a private placement for aggregate gross proceeds of $30,000,000, to occur concurrently with the consummation of the Company’s initial Business Combination, 3,000,000 units at $10.00 per unit, on substantially the same terms as the sale of Units in the Initial Public Offering. The funds from the sale of these units may be used as part of the consideration to the sellers in the initial Business Combination; any excess funds may be used for the working capital needs of the post-transaction company. This agreement is independent of the percentage of stockholders electing to redeem their Public Shares and may provide the Company with an increased minimum funding level for the initial Business Combination. The contingent forward purchase agreement is subject to conditions, including Lion Point giving the Company its irrevocable written consent to purchase the units no later than five days after the Company notifies Lion Point of the Company’s intention to meet to consider entering into a definitive agreement for a proposed Business Combination. Lion Point granting its consent to the purchase is entirely within its sole discretion. Accordingly, if it does not consent to the purchase, it will not be obligated to purchase the units.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock

On March 13, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock

On March 13, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2018 and December 31, 2017, there were 3,758,206 and 2,875,000 shares of common stock issued and outstanding (excluding 11,061,794 and -0- shares of common stock subject to possible redemption), respectively.

Warrants

The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Offering; provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	at any time during the exercise period;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders.
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

The Placement Warrants will be identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Unit Purchase Option

On March 13, 2018, the Company sold EarlyBirdCapital (and its designees), for $100, an option to purchase up to 750,000 Units exercisable at $10.00 per Unit (or an aggregate exercise price of $7,500,000) commencing on the later of March 13, 2019 and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on March 17, 2023. The Units issuable upon exercise of this option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The fair value of the unit purchase option was estimated to be approximately $2,633,621 (or $3.51 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 2.65% and (3) expected life of five years. The option and such units purchased pursuant to the option, as well as the common stock underlying such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from March 13, 2018 with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2018	December 3, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$116,247,875	$—

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to Opes Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company formed under the laws of the State of Delaware on July 24, 2017 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“business combination”). Our efforts to identify a prospective target business is not limited to a particular industry or geographic region although we are currently focusing our search for target businesses in Mexico.

We consummated our initial public offering of (“Initial Public Offering”) of 10,000,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock for $11.50 per share, on March 16, 2018. On March 20, 2018, we consummated the sale of an additional 1,500,000 units subject to the underwriters’ over-allotment option. All activity through March 16, 2018 relates to our formation and the Initial Public Offering. Since March 16, 2018, we have been searching for a target business with which to complete an initial business combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2018 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2018, we had net income of $22,449, which consists of interest income on marketable securities held in the Trust Account of $83,293 and an unrealized gain on marketable securities held in our Trust Account of $14,582, offset by operating costs of $69,458 and a provision for income taxes of $5,968.

Liquidity and Capital Resources

On March 16, 2017, we consummated the Initial Public Offering of 10,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 400,000 Private Placement Units to Axis Public Ventures, Lion Point Capital and the other Initial Stockholders of the Company, generating gross proceeds of $4,000,000.

On March 20, 2018, in connection with the underwriters’ exercise of their over-allotment option in full, we consummated the sale of an additional 1,500,000 Units and the sale of an additional 45,000 Private Placement Units at a price of $10.00 per Unit, generating total gross proceeds of $15,450,000.

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Units, a total of $116,150,000 was placed in the Trust Account. We incurred $2,731,946 in Initial Public Offering related costs, including $2,300,000 of underwriting fees and $431,946 of other costs.

As of March 31, 2018, we had cash and marketable securities held in the Trust Account of $116,247,875 (including approximately $98,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2018, we did not withdraw any funds from the interest earned on the Trust Account.

For the three months ended March 31, 2018, cash used in operating activities was $43,445. Net income $22,449 was impacted by interest earned on marketable securities held in the Trust Account of $83,293 and an unrealized gain on marketable securities held in our Trust Account of $14,582. Changes in operating assets and liabilities used $31,981 of cash from operating activities.

We intend to use substantially all of the funds held in the Trust Account to acquire a target business or businesses and to pay our expenses relating thereto, including a fee payable to EarlyBirdCapital. To the extent that our capital stock or debt is used, in whole or in part, as consideration to effect a Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2018, we had cash of $559,571 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Lion Point has entered into a contingent forward purchase agreement with us to purchase, in a private placement for aggregate gross proceeds of $30,000,000, to occur concurrently with the consummation of our initial Business Combination, 3,000,000 units at $10.00 per unit, on substantially the same terms as the sale of Units in the Initial Public Offering. The funds from the sale of these units may be used as part of the consideration to the sellers in the initial Business Combination; any excess funds may be used for the working capital needs of the post-transaction company. This agreement is independent of the percentage of stockholders electing to redeem their Public Shares and may provide us with an increased minimum funding level for the initial Business Combination. The contingent forward purchase agreement is subject to conditions, including Lion Point giving us its irrevocable written consent to purchase the units no later than five days after we notify Lion Point of our intention to meet to consider entering into a definitive agreement for a proposed Business Combination. Lion Point granting its consent to the purchase is entirely within its sole discretion. Accordingly, if it does not consent to the purchase, it will not be obligated to purchase the units.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, our officers and directors or their affiliates may, but are not obligated to, loan us funds from time to time or at any time as may be required. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Units at a price of $10.00 per Unit at the option of the lender. The Units would be identical to the Private Placement Units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2018.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor an aggregate monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on March 13, 2018, and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy.

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018 and December 31, 2017, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2018, we were not subject to any market or interest rate risk. Upon the consummation of our Initial Public Offering, the proceeds held in the Trust Account may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

In October 2017, we issued 2,875,000 shares of common stock to Axis Public Ventures S. de R.L. de C.V. for $25,000 in cash, at a purchase price of approximately $0.01 per share, in connection with our organization. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

On March 16, 2018, we consummated the Initial Public Offering of 10,000,000 units. On March 20, 2018, we consummated the sale of an additional 1,500,000 units subject to the underwriters’ over-allotment option. The units sold in the Initial Public Offering, including pursuant to the over-allotment option, were sold at an offering price of $10.00 per unit, generating total gross proceeds of $115,000,000. EarlyBirdCapital, Inc. acted as sole book-running manager of the Initial Public Offering, Chardan Capital Markets, LLC acted as lead manager of the Initial Public Offering and I-Bankers Securities, Inc. acted as co-manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-223106). The Securities and Exchange Commission declared the registration statement effective on March 13, 2018.

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 400,000 units (“Private Units”) to our initial stockholders at a price of $10.00 per Private Unit, generating total proceeds of $4,000,000. Simultaneous with the consummation of the underwriters’ over-allotment option, we consummated the private placement of an additional 45,000 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $450,000. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Units are identical to the units sold in the Initial Public Offering, except the warrants included in the Private Units are non-redeemable, may be exercised on a cashless basis, and may be exercisable for unregistered shares of common stock if the prospectus relating to the common stock issuable upon exercise of the warrants is not current and effective, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The initial purchasers have also agreed (A) to vote any shares of common stock held by them in favor of any proposed business combination, (B) not to convert any such shares of common stock into the right to receive cash from the trust account in connection with a shareholder vote to approve any proposed initial business combination or sell any shares of common stock to us in a tender offer in connection with a proposed initial business combination and (C) that any shares of common stock they own shall not participate in any liquidating distribution from the trust account upon winding up if a business combination is not consummated within the required time period. Additionally, the purchasers have agreed not to transfer, assign or sell any of the Private Units (except to certain permitted transferees) until the completion of an initial business combination.

Of the gross proceeds received from the Initial Public Offering and private placement of Private Units, $116,150,000 was placed in a trust account.

We paid a total of $2,300,000 in underwriting discounts and commissions and $431,946 for other costs and expenses related to our formation and the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPES ACQUISITION CORP.

Date: May 15, 2018	By:	/s/ José Antonio Cañedo White
	Name:	José Antonio Cañedo White
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Miguel Angel Villegas
	Name:	Miguel Angel Villegas
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)