Form 10-Q
period 2018-06-30
Opes Acquisition Corp.
filed 2018-08-14
CIK 1723580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2018

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

+52 (55) 5992-8300

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2018, 14,820,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

OPES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

Opes Acquisition Corp.
Condensed Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash	$512,454	$22,002
Prepaid expenses	29,879	—
Total Current Assets	542,333	22,002

Deferred offering costs	—	143,199
Marketable securities held in Trust Account	116,772,419	—
Total Assets	$117,314,752	$165,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Account payable and accrued expenses	$156,126	$1,038
Income taxes payable	87,496	—
Accrued offering costs	—	17,500
Promissory note – related party	—	122,839
Total Current Liabilities	243,622	141,377

Commitments

Common stock subject to possible redemption, 11,054,757 and -0- shares at redemption value as of June 30, 2018 and December 31, 2017, respectively	112,071,129	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,765,243 and 2,875,000 issued and outstanding (excluding 11,054,757 and -0- shares subject to possible redemption) as of June 30, 2018 and December 31, 2017, respectively	377	288
Additional paid-in capital	4,671,648	24,712
Retained earnings/(Accumulated deficit)	327,976	(1,176)
Total Stockholders’ Equity	5,000,001	23,824
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,314,752	$165,201

The accompanying notes are an integral part of these condensed financial statements.

Opes Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018

Operating costs	$136,313	$205,771
Loss from operations	(136,313)	(205,771)

Other income:
Interest income	531,520	614,813
Unrealized (loss) gain on marketable securities held in Trust Account	(6,976)	7,606
Other income, net	524,544	622,419

Income before provision for income taxes	388,231	416,648
Provision for income taxes	(81,528)	(87,496)
Net income	$306,703	$329,152

Weighted average shares outstanding, basic and diluted (1)	3,758,207	3,227,422

Basic and diluted net loss per common share (2)	$(0.00)	$(0.03)

(1)	Excludes an aggregate of up to 11,054,757 shares subject to redemption at June 30, 2018.
(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to redemption of $324,004 and $418,091 for the three and six months ended June 30, 2018, respectively.

The accompanying notes are an integral part of these condensed financial statements.

Opes Acquisition Corp.
Condensed Statement of Cash Flows

(Unaudited)

Six Months Ended June 30,
2018

Cash Flows from Operating Activities:
Net income	$329,152
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(614,813)
Unrealized gain on marketable securities held in Trust Account	(7,606)
Changes in operating assets and liabilities:
Prepaid expenses	(29,879)
Accounts payable and accrued expenses	155,088
Income taxes payable	87,496
Net cash used in operating activities	(80,562)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,150,000)
Net cash used in investing activities	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000
Proceeds from sale of Private Placement Units	4,450,000
Proceeds from Unit Purchase Option	100
Advances from related party	67,013
Repayment of advances from related party	(67,013)
Repayment of promissory note – related party	(122,839)
Payment of offering costs	(306,247)
Net cash provided by financing activities	116,721,014

Net Change in Cash	490,452
Cash – Beginning	22,002
Cash – Ending	$512,454

Non-cash investing and financing activities:
Initial classification of common stock subject to redemption	$111,741,988
Change in value of common stock subject to redemption	$329,141

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Opes Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on July 24, 2017. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business transaction with one or more operating businesses or entities that the Company has not yet identified (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company is currently focusing on businesses in Mexico.

All activity through June 30, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target business for a Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on March 13, 2018. On March 16, 2018, the Company consummated the Initial Public Offering of 10,000,000 units (“Units” and, with respect to the common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $100,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 units (the “Private Placement Units”) at a price of $10.00 per unit in a private placement to Axis Public Ventures S. de R.L. de C.V. (“Axis Public Ventures”), an affiliate of Axis Capital Management (the “Sponsor”), Lion Point Capital (“Lion Point”) and the other stockholders of the Company prior to the Initial Public Offering (“Initial Stockholders”), generating gross proceeds of $4,000,000, which is described in Note 5.

Following the closing of the Initial Public Offering on March 16, 2018, an amount of $101,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units was placed in a trust account (“Trust Account”) which may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account upon failure to consummate a Business Combination, as described below.

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

Transaction costs amounted to $2,731,946, consisting of $2,300,000 of underwriting fees and $431,946 of other costs. As of June 30, 2018, $512,454 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and private placement of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (net of taxes payable) at the time of the signing an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and, solely if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Initial Stockholders have agreed to (a) vote their Founder Shares (as defined in Note 6), Placement Shares (as defined in Note 5) and any Public Shares held by them in favor of approving a Business Combination and (b) not to convert any shares in connection with a stockholder vote to approve a Business Combination (or to sell any shares in any tender offer in connection with a Business Combination). Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination.

The Company has until September 16, 2019 (or such later date as may be approved by stockholders) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The proceeds deposited in the Trust Account could, however, become subject to claims of creditors. Therefore, the actual per-share redemption amount could be less than $10.10.

The Initial Stockholders have (i) waived their redemption rights with respect to Founder Shares, Placement Shares and any Public Shares they may acquire during or after the Initial Public Offering in connection with the consummation of a Business Combination, (ii) waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares, Placement Shares and Placement Warrants (as defined in Note 5) if the Company fails to consummate a Business Combination within the Combination Period and (iii) agreed that they will not propose any amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect Public Stockholders’ ability to convert or sell their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period unless the Company provides the Public Stockholders with the opportunity to redeem their shares in conjunction with any such amendment. However, the Initial Stockholders will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination or liquidates within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a Business Combination agreement, reduce the amount of funds in the Trust Account below $10.10 per share. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Proposed Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. LIQUIDITY AND GOING CONCERN

As of June 30, 2018, the Company had $512,454 in its operating bank accounts, $116,772,419 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $298,711. As of June 30, 2018, approximately $622,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus as filed with the SEC and declared effective on March 13, 2018, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 22, 2018. The interim results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2018 and December 31, 2017.

Marketable securities held in Trust Account

At June 30, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2018 and December 31, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 11,945,000 shares of common stock and (2) 750,000 shares of common stock and warrants to purchase 750,000 shares of common stock in the unit purchase option sold to the underwriters and their designees, in the calculation of diluted loss per share, since the exercise of the warrants and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Net income	$306,703	$329,152
Less: Income attributable to shares subject to redemption	(324,004)	(418,091)
Adjusted net loss	$(17,301)	$(88,939)

Weighted average shares outstanding, basic and diluted	3,758,207	3,227,422

Basic and diluted net loss per share	$(0.00)	$(0.03)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,500,000 units at a purchase price of $10.00 per Unit, inclusive of 1,500,000 units sold to the underwriters on March 20, 2018 upon the underwriters’ election to exercise their over-allotment option in full. Each Unit consists of one share of common stock and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share (see Note 8).

NOTE 5. PRIVATE PLACEMENT

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

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In November 2017, the Company issued an aggregate of 2,875,000 shares of common stock (“Founder Shares”) to Axis Public Ventures for an aggregate purchase price of $25,000. On March 9, 2018, Axis Public Ventures transferred 2,012,500 Founder Shares to the other Initial Stockholders for the same price originally paid for such shares. The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders did purchase any Public Shares in the Proposed Offering and excluding the Private Placement Units). As a result of the underwriters’ election to exercise their over-allotment option in full on March 20, 2018, 375,000 Founder’s Shares are no longer subject to forfeiture.

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

Related Party Advances

During the period ended June 30, 2018, the Company received an aggregate of $67,013 in advances from an affiliate of the Sponsor for costs associated with the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. The Company repaid the advances in full, and accordingly, as of June 30, 2018, there were no advances outstanding.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on March 13, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three and six months ended June 30, 2018, the Company incurred $30,000 and $35,000, respectively, in fees for these services, which such amount is included in operating costs in the accompanying condensed statements of operations and in accrued expenses in the accompanying condensed balance sheet at June 30, 2018.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers, directors and other Initial Stockholders may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering (“EarlyBirdCapital”), as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay EarlyBirdCapital a cash fee of $4,025,000 for such services upon the consummation of a Business Combination (exclusive of any applicable finders’ fees which might become payable).

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock

On March 13, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock

On March 13, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2018 and December 31, 2017, there were 3,765,243 and 2,875,000 shares of common stock issued and outstanding, excluding 11,054,757 and -0- shares of common stock subject to possible redemption, respectively.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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
June 30, 2018
(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$116,772,419	$—

NOTE 10. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2018 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2018, we had net income of $306,703, which consists of interest income on marketable securities held in the Trust Account of $531,520, offset by an unrealized loss on marketable securities held in our Trust Account of $6,976, operating costs of $136,313 and a provision for income taxes of $81,528.

For the six months ended June 30, 2018, we had net income of $329,152, which consists of interest income on marketable securities held in the Trust Account of $614,813 and an unrealized gain on marketable securities held in our Trust Account of $7,606, offset by operating costs of $205,771 and a provision for income taxes of $87,496.

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

As of June 30, 2018, we had marketable securities held in the Trust Account of $116,772,419 (including approximately $622,000 of interest income and unrealized gains) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2018, we did not withdraw any funds from the interest earned on the Trust Account.

For the six months ended June 30, 2018, cash used in operating activities was $80,562. Net income $329,152 was impacted by interest earned on marketable securities held in the Trust Account of $614,813 and an unrealized gain on marketable securities held in our Trust Account of $7,606. Changes in operating assets and liabilities provided $212,705 of cash from operating activities.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, our officers, directors and other Initial Stockholders or their affiliates may, but are not obligated to, loan us funds from time to time or at any time as may be required. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Units at a price of $10.00 per Unit at the option of the lender. The Units would be identical to the Private Placement Units. The loans would be non-interest bearing and would be payable upon consummation of a Business Combination.

As of June 30, 2018, we had $512,454 in cash and working capital of $298,711. We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of a Business Combination. Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. Our Sponsor, officers, directors and other Initial Stockholders are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2018.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy:

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2018, we were not subject to any market or interest rate risk. Upon the consummation of our Initial Public Offering, the proceeds held in the Trust Account may be invested only in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

OPES ACQUISITION CORP.

Date: August 13, 2018	By:	/s/ José Antonio Cañedo White
	Name:	José Antonio Cañedo White
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Miguel Angel Villegas
	Name:	Miguel Angel Villegas
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)