Form 10-Q
period 2018-09-30
Opes Acquisition Corp.
filed 2018-11-08
CIK 1723580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2018

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

+52 (55) 5992-8300

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 7, 2018, 14,820,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

OPES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

OPES ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash	$353,692	$22,002
Prepaid expenses	159,105	—
Total Current Assets	512,797	22,002

Deferred offering costs	—	143,199
Marketable securities held in Trust Account	117,220,154	—
Total Assets	$117,732,951	$165,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Account payable and accrued expenses	$224,270	$1,038
Income taxes payable	161,008	—
Accrued offering costs	—	17,500
Promissory note – related party	—	122,839
Total Current Liabilities	385,278	141,377

Commitments

Common stock subject to possible redemption, 11,051,301 and -0- shares at redemption value as of September 30, 2018 and December 31, 2017, respectively	112,347,666	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,768,699 and 2,875,000 issued and outstanding (excluding 11,051,301 and -0- shares subject to possible redemption) as of September 30, 2018 and December 31, 2017, respectively	377	288
Additional paid-in capital	4,395,111	24,712
Retained earnings/(Accumulated deficit)	604,519	(1,176)
Total Stockholders’ Equity	5,000,007	23,824
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,732,951	$165,201

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	For the Period from July 24, 2017 (inception) thru September 30, 2017

Operating costs	$204,577	$410,348	$1,140
Loss from operations	(204,577)	(410,348)	(1,140)

Other income:
Interest income	579,320	1,194,133	—
Unrealized loss on marketable securities held in Trust Account	(24,688)	(17,082)	—
Other income, net	554,632	1,177,051	—

Income (loss) before provision for income taxes	350,055	766,703	(1,140)
Provision for income taxes	(73,512)	(161,008)	—
Net income (loss)	$276,543	$605,695	$(1,140)

Weighted average shares outstanding, basic and diluted (1)	3,765,243	3,408,666	2,500,000

Basic and diluted net loss per common share (2)	$(0.04)	$(0.07)	$(0.00)

(1)	Excludes an aggregate of up to 11,051,301 shares subject to redemption at September 30, 2018 and 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised at September 30, 2017
(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to redemption of $414,306 and $832,267 for the three and nine months ended September 30, 2018, respectively.

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,	For the Period from July 24, 2017 (inceptiona0 thru September 30,
	2018	2017

Cash Flows from Operating Activities:
Net income (loss)	$605,695	$(1,140)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,194,133)	—
Unrealized loss on marketable securities held in Trust Account	17,082	—
Changes in operating assets and liabilities:
Prepaid expenses	(159,105)	—
Accounts payable and accrued expenses	223,232	1,140
Income taxes payable	161,008	—
Net cash used in operating activities	(346,221)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,150,000)	—
Cash withdrawn from Trust Account	106,897	—
Net cash used in investing activities	(116,043,103)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000	—
Proceeds from sale of Private Placement Units	4,450,000	—
Proceeds from Unit Purchase Option	100	—
Advances from related party	67,013	—
Repayment of advances from related party	(67,013)	—
Proceeds from promissory note – related party	—	62,500
Repayment of promissory note – related party	(122,839)	—
Payment of offering costs	(306,247)	(62,500)
Net cash provided by financing activities	116,721,014	—

Net Change in Cash	331,690	—
Cash – Beginning	22,002	—
Cash – Ending	$353,692	$—

Non-cash investing and financing activities:
Initial classification of common stock subject to redemption	$111,741,988	$—
Change in value of common stock subject to redemption	$605,678	$—
Offering costs included in accrued offering costs	$—	$3,000

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

All activity through September 30, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target business for a Business Combination.

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

Transaction costs amounted to $2,731,946, consisting of $2,300,000 of underwriting fees and $431,946 of other costs. As of September 30, 2018, $353,692 of cash was held outside of the Trust Account and is available for working capital purposes.

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
SEPTEMBER 30, 2018
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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of September 30, 2018, the Company had $353,692 in its operating bank accounts, $117,220,154 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $438,527, which excludes franchise and income taxes payable as these amounts can be paid from the interest earned Trust Account. As of September 30, 2018, approximately $1,087,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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
SEPTEMBER 30, 2018
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus as filed with the SEC and declared effective on March 13, 2018, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 22, 2018. The interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2018 and December 31, 2017.

Marketable securities held in Trust Account

At September 30, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the nine months ended September 30, 2018, the Company withdrew $106,897 of interest income from the Trust Account to pay its income tax obligations in October 2018.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2018 and December 31, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 11,945,000 shares of common stock and (2) 750,000 shares of common stock and warrants to purchase 750,000 shares of common stock in the unit purchase option sold to the underwriters and their designees, in the calculation of diluted loss per share, since the exercise of the warrants and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended	Nine Months Ended	For the Period from July 24, 2017 (inception) thru
	September 30, 2018	September 30, 2018	September 30, 2017
Net income (loss)	$276,543	$605,695	$(1,140)
Less: Income attributable to shares subject to redemption	(414,306)	(832,267)	—
Adjusted net loss	$(137,763)	$(226,572)	$(1,140)

Weighted average shares outstanding, basic and diluted	3,765,243	3,408,666	2,500,000

Basic and diluted net loss per share	$(0.04)	$(0.07)	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In November 2017, the Company issued an aggregate of 2,875,000 shares of common stock (“Founder Shares”) to Axis Public Ventures for an aggregate purchase price of $25,000. On March 9, 2018, Axis Public Ventures transferred 2,012,500 Founder Shares to the other Initial Stockholders for the same price originally paid for such shares. The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders did not purchase any Public Shares in the Proposed Offering and excluding the Placement Shares). As a result of the underwriters’ election to exercise their over-allotment option in full on March 20, 2018, 375,000 Founder’s Shares are no longer subject to forfeiture.

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

Related Party Advances

During the period ended September 30, 2018, the Company received an aggregate of $67,013 in advances from an affiliate of the Sponsor for costs associated with the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. The Company repaid the advances in full, and accordingly, as of September 30, 2018, there were no advances outstanding.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on March 13, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three and nine months ended September 30, 2018, the Company incurred $30,000 and $65,000, respectively, in fees for these services, which such amount is included in operating costs in the accompanying condensed statements of operations and of which $65,000 is included in accrued expenses in the accompanying condensed balance sheet at September 30, 2018.

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
SEPTEMBER 30, 2018
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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock

On March 13, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock

On March 13, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2018 and December 31, 2017, there were 3,768,699 and 2,875,000 shares of common stock issued and outstanding, excluding 11,051,301 and -0- shares of common stock subject to possible redemption, respectively.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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
SEPTEMBER 30, 2018
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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$117,220,154	$—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2018 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2018, we had net income of $276,543, which consists of interest income on marketable securities held in the Trust Account of $579,320, offset by an unrealized loss on marketable securities held in our Trust Account of $24,688, operating costs of $204,577 and a provision for income taxes of $73,512.

For the nine months ended September 30, 2018, we had net income of $605,695, which consists of interest income on marketable securities held in the Trust Account of $1,194,133, offset by an unrealized loss on marketable securities held in our Trust Account of $17,082, operating costs of $410,348 and a provision for income taxes of $161,008.

For the period from July 24, 2017 (inception) through September 30, 2017, we had a net loss of $1,140, which consists of operating costs.

Liquidity and Capital Resources

On March 16, 2018, we consummated the Initial Public Offering of 10,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 400,000 Private Placement Units to Axis Public Ventures, Lion Point Capital and the other Initial Stockholders of the Company, generating gross proceeds of $4,000,000.

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

As of September 30, 2018, we had marketable securities held in the Trust Account of $117,220,154 (including approximately $1,087,000 of interest income consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2018, we withdraw $106,897 of interest earned on the Trust Account to pay for our income tax obligations in October 2018.

For the nine months ended September 30, 2018, cash used in operating activities was $346,221. Net income $605,695 was impacted by interest earned on marketable securities held in the Trust Account of $1,194,133 and an unrealized loss on marketable securities held in our Trust Account of $17,082. Changes in operating assets and liabilities provided $225,135 of cash from operating activities.

For the period from July 24, 2017 (inception) through September 30, 2017, cash used in operating activities was $0. Net loss of $1,140 was offset by changes in operating assets and liabilities, which provided $1,140 of cash.

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

As of September 30, 2018, we had $353,692 in cash and working capital of $438,527, which excludes franchise and income taxes payable as these amounts can be paid from the interest earned Trust Account. We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of a Business Combination. Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. Our Sponsor, officers, directors and other Initial Stockholders are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2018.

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

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2018, we were not subject to any market or interest rate risk. Upon the consummation of our Initial Public Offering, the proceeds held in the Trust Account may be invested only in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

OPES ACQUISITION CORP.

Date: November 8, 2018	By:	/s/ José Antonio Cañedo White
	Name:	José Antonio Cañedo White
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Miguel Angel Villegas
	Name:	Miguel Angel Villegas
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)