Form 10-K
period 2018-12-31
Opes Acquisition Corp.
filed 2019-04-01
CIK 1723580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________to ______________

Commission File Number 001-38417

OPES ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-2418815
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
Park Plaza Torre I Javier Barros Sierra 540, Of. 103 Col. Santa Fe 01210 Mexico City, Mexico
(Address of Principal Executive Offices)

+52 (55) 5992-8300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Units, each consisting of one share of common stock and one redeemable warrant	The Nasdaq Stock Market LLC

Common stock, par value $0.0001 per share	The Nasdaq Stock Market LLC

Redeemable warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

☐ Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒   No ☐

As of June 30, 2018 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates was approximately $111,550,000 (based on a closing price of $9.70 per share).

As of March 29, 2019, there were 14,820,000 shares of common stock, $0.0001 par value per share, outstanding.

OPES ACQUISITION CORP.

FORM 10-K

TABLE OF CONTENTS

[PRINTER TO UPDATE PAGE NUMBERS]

Unless otherwise stated in this annual report on Form 10-K (this “annual report”), references to:

●	“we,” “us,” “company” or “our company” are to Opes Acquisition Corp.;

●	“EarlyBirdCapital” are to EarlyBirdCapital, Inc., the representative of the underwriters of our initial public offering;

●	“units” are to the 11,500,000 units sold in the initial public offering, including 1,500,000 units that were issued pursuant to the exercise in full of the underwriters’ over-allotment option, each unit consisting of one share of common stock and one warrant;

●	“common stock” are to our shares of common stock, par value $0.0001 per share;

●	“warrants” are to our redeemable warrants, each warrant entitling the holder to purchase one share of Common Stock at a price of $11.50 per share commencing 30 days after the completion of our initial business combination;

●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering, including shares purchased as a result of the exercise of the over-allotment option by the underwriters (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including, without limitation, our sponsor, initial stockholders, EarlyBirdCapital, and members of our management team to the extent that they have purchased public shares, provided that such holder’s status as a “public stockholder” shall exist only with respect to such public shares;

●	“management” or our “management team” are to our executive officers and directors;

●	“initial stockholders” are the holders of the founder shares;

●	“sponsor” are to Axis Capital Management

●	“Axis Public Ventures” are to Axis Public Ventures S. de R.L. de C.V., an affiliate of our sponsor and an initial stockholder;

●	“Lion Point” are to Lion Point Capital, one of our initial stockholders that is not otherwise affiliated with us or our sponsor;

●	“founder shares” are the 2,875,000 shares of our common stock sold by us to our sponsor prior to our initial public offering;

●	“private placement” are to the private placement of 445,000 private placement units purchased by our initial stockholders simultaneously with the completion of our initial public offering, at a purchase price of $10.00 per private placement unit;

●	“private placement shares” are to the shares of common stock underlying the private placement units;

●	“private placement warrants” are to the warrants underlying the private placement units;

●	“private placement units” are to the 445,000 units purchased by our initial stockholders in the private placement, each private placement unit consisting of one share of common stock and one warrant;

●	“unit purchase option” are to the option to purchase 750,000 units at an initial exercise price of $10.00 per unit, that we sold to EarlyBirdCapital and its designees simultaneously with the completion of our initial public offering, at a purchase price of $100;

●	“forward purchase contract” are to Lion Point’s agreement to purchase 3,000,000 units at $10.00 per unit, for aggregate gross proceeds of $30,000,000, in a private placement to occur concurrently with the consummation of our initial business combination, subject to the conditions contained in such agreement.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following an initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete an initial business combination;

●	pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	public securities’ potential liquidity and trading;

●	lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

PART I

ITEM 1. BUSINESS

Introduction

We are a blank check company incorporated in Delaware on July 24, 2017 for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “business combination”). Our efforts in identifying a prospective target business are not limited to a particular industry or geographic region of the world, though we are currently focusing on prospective target businesses in Mexico.

All activity through December 31, 2018 relates to our formation, initial public offering, and search for a target business with which to complete a prospective initial business combination.

Initial Public Offering

On March 16, 2018, we closed our initial public offering of 10,000,000 units with each unit consisting of one share of common stock and one warrant. Simultaneously with the consummation of the initial public offering, we consummated the private placement of 400,000 private placement units at a price of $10.00 per private placement unit, generating gross proceeds of $4,000,000. The private placement units were purchased by Axis Public Ventures, Lion Point, and the other initial stockholders.

We also sold a unit purchase option to purchase up to 750,000 units to EarlyBirdCapital for a purchase price of $100. The unit purchase option is exercisable at $10.00 per unit (for an aggregate exercise price of $7,500,000), beginning on the consummation of our initial business combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on March 17, 2023. We also entered into a contingent forward purchase contract with Lion Point, wherein Lion Point agreed to purchase in a private placement to occur concurrently with the consummation of our initial business combination 3,000,000 units at $10.00 per unit, for aggregate gross proceeds of $30,000,000.

On March 20, 2018, in connection with the underwriters’ exercise of their overallotment option in full, we consummated the sale of an additional 1,500,000 units and the sale of an additional 45,000 private placement units, each at a purchase price of $10.00 per unit, generating additional gross proceeds of $15,450,000.

The initial public offering, including the exercise in full of the underwriters’ overallotment option, and the simultaneous private placement, generated gross proceeds of $119,450,000. An amount of $116,150,000 ($10.10 per Unit) from the net proceeds of the sale of the units and private placement units was placed in trust.

Our focus after the initial public offering has been to search for target businesses.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any operations until after the consummation of our initial business combination. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of private placement units, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the initial public offering and the private placement of private placement units are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes.

If we pay for our initial business combination using stock or debt securities, or we do not use all of the funds released from the trust account for payment of the purchase price in connection with our business combination or for redemptions or purchases of our common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our sponsor, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to our sponsor’s contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to other target businesses in which they think we may be interested on an unsolicited basis. Our sponsor, officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. They must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income accrued in the trust account) at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations.

We may determine to engage the services of professional firms or other individuals that specialize in business acquisitions on a formal basis. If we do, we may pay such firms a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor or any of our existing officers, directors, special advisors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial stockholders, we will do so only if we have obtained an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions on the type of target business we are seeking to acquire, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s pre-existing fiduciary duties and the Nasdaq requirement that a target business have a fair market value of at least 80% of the balance in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. If our securities are not listed on Nasdaq at the time of our initial business combination, we will no longer be subject to the Nasdaq requirement. In any case, we intend to consummate our initial business combination only if we (or any entity that is a successor to us in a business combination) will acquire a majority of the outstanding voting securities or assets of the target with the objective of making sure that we are not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We believe that, if we own a majority of the target’s outstanding voting securities, we will not be required to register as an investment company under the Investment Company Act since the securities of a majority owned subsidiary that is not itself deemed an investment company are not deemed to be “investment securities” as defined in the Investment Company Act, and since we expect that 60% or more of the value of our total assets (excluding government securities and cash) will be represented by the securities of our target business which we expect will be an operating business. We will seek to acquire established companies that have demonstrated sound historical financial performance. Although we are not restricted from doing so, we do not intend to acquire start-up companies. To the extent we effect a business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;
●	growth potential;
●	brand recognition and potential;
●	experience and skill of management and availability of additional personnel;
●	capital requirements;
●	competitive position;

●	barriers to entry;
●	stage of development of its products, processes or services;
●	existing distribution and potential for expansion;
●	degree of current or potential market acceptance of the products, processes or services;
●	proprietary aspects of products and the extent of intellectual property or other protection for its products, processes, formulas or services;
●	impact of regulation on the business;
●	regulatory environment of the industry;
●	costs associated with effecting the business combination;
●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and
●	macro competitive dynamics in the industry within which the company competes.

We believe such factors will be important in evaluating prospective target businesses, regardless of the location or industry in which such target business operates. However, this list is not intended to be exhaustive. Furthermore, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	cause us to depend on the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. We cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Our key personnel would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholder Approval of Business Combination

We may not seek stockholder approval before we effect our initial business combination, since not all business combinations require stockholder approval under applicable state law. We will seek stockholder approval if it is required by law or Nasdaq rules, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below are the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

If we determine not to seek stockholder approval of our initial business combination, we will provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares.

The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Unlike other blank check companies which require stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related conversions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

Our sponsor and our officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination.

Permitted purchases of our securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers or their respective affiliates may purchase shares in the open market or in privately negotiated transactions either prior to or following the consummation of our initial business combination. If they do effect such purchases, we anticipate that they would approach a limited number of large holders of our securities that have voted against the business combination or sought redemption of their shares, or that have indicated an intention to do so, and engage in direct negotiations for the purchase of such holders’ positions. All holders approached in this manner would be institutional or sophisticated holders. There is no limit on the number of shares they may acquire. Our sponsor, initial stockholders, directors, officers, advisors or their affiliates will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or during a restricted period under Regulation M under the Exchange Act or in transactions that would violate Section 9(a)(2) or Rule 10(b)-5 under the Exchange Act. Although they do not currently anticipate paying any premium purchase price for such public shares, there is no limit on the price they may pay. They may also enter into transactions to provide such stockholders with incentives to acquire shares or vote their shares in favor of an initial business combination. We will notify stockholders of such material purchases or arrangements that would affect the vote on an initial business combination, if any, by press release, filing a Form 8-K or by means of a supplement to our proxy statement. No funds in the trust account may be used to effect purchases of shares in the open market or in privately negotiated transactions.

The purpose of such purchases would be to (i) increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of a business combination that may not otherwise have been possible.

As a consequence of any such purchases by our initial stockholders, directors, officers or their affiliates, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the continued listing of our securities on Nasdaq or another national securities exchange in connection with our initial business combination.

Our sponsor initial stockholders, officers, directors and/or their respective affiliates anticipate that they will identify the public stockholders with whom they may pursue privately negotiated purchases through either direct contact by the public stockholders or by our receipt of redemption requests or votes against the business combination submitted by such public stockholders following our mailing of proxy materials in connection with our initial business combination. The sellers of any shares so purchased by our sponsor, initial stockholders, officers, advisors, directors and/or their affiliates would, as part of the sale arrangement, revoke their election to redeem such shares and withdraw their vote against the business combination. The terms of such purchases would operate to facilitate our ability to consummate a proposed business combination by potentially reducing the number of shares redeemed for cash.

Redemption rights for public stockholders upon consummation of our initial business combination

We will provide our stockholders with the opportunity to redeem their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2018, the amount in the trust account is approximately $10.22 per public share. Our sponsor, officers, and directors have each agreed with respect to their founder shares and private placement shares, and any public shares held by them, to waive their respective redemption rights in connection with the consummation of our initial business combination.

Manner of Conducting Redemptions

We will provide our stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either in connection with a stockholder meeting called to approve the business combination or by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) unless stockholder approval is required by law or by a Nasdaq listing requirement or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of the proposed business combination, and

●	file tender offer documents with the SEC prior to consummating our initial business combination that will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

If we conduct redemptions pursuant to the tender offer rules, our offer to redeem must remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to consummate our initial business combination until the expiration of the tender offer period.

In connection with the consummation of our business combination, we may redeem pursuant to a tender offer up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001. However, the redemption threshold may be further limited by the terms and conditions of our proposed initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business combination. If the aggregate cash consideration we would be required to pay for all shares of common stock that are validly tendered plus the amount of any cash payments required pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, taking into consideration the requirement that we maintain net tangible assets of at least $5,000,001 or such greater amount depending on the terms of our potential business combination, we will not consummate the business combination, we will not purchase any shares of common stock pursuant to the tender offer and any shares of common stock tendered pursuant to the tender offer will be returned to the holders thereof following the expiration of the tender offer.

When we conduct a tender offer to redeem our public shares upon consummation of our initial business combination, in order to comply with the tender offer rules, the offer will be made to all of our stockholders, not just our public stockholders. In connection with any such tender offer, our sponsor, officers, and directors have agreed to waive their redemption rights with respect to their founder shares, private placement shares and public shares.

If, however, stockholder approval of the transaction is required by law or Nasdaq rule, or we decide to obtain stockholder approval for business or other reasons, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon consummation of the initial business combination.

Further, if we seek stockholder approval, we will consummate our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. Our initial stockholders have agreed to vote their founder shares and private placement shares and any public shares held by them in favor of our initial business combination. Each public stockholder may elect to redeem its public shares, irrespective of whether it votes for or against the proposed transaction, for cash equal to its pro rata share of the aggregate amount then on deposit in the trust account, including interest but less interest released to us to pay taxes, as described below. Our sponsor, officers, and directors have agreed to waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the consummation of a business combination.

Many blank check companies would not be able to consummate a business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified maximum percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the number of shares voted, against their initial business combination by their public stockholders electing conversion exceeded the maximum conversion threshold pursuant to which such company could proceed with a business combination. Since we have no such specified maximum redemption threshold and since even those public stockholders who vote in favor of our initial business combination will have the right to redeem their public shares, our structure is different in this respect from the structure that has been used by many blank check companies. This may make it easier for us to consummate our initial business combination. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination. Moreover, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If the amount of redemptions plus any cash required by our initial business combination would cause our net tangible assets to fall below $5,000,001, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Tendering stock certificates in connection with redemption rights

If we hold a stockholder meeting to approve a potential business combination, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the meeting date or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have until two days prior to the vote on the business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the consummation of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivers its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of a business combination.

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not consummated, we may continue to try to consummate a business combination with a different target until September 16, 2019 (or such later date as may be approved by our stockholders).

Redemption of public shares and liquidation if no initial business combination

Holders of founder shares, and our officers and directors, have agreed that we will have until September 16, 2019 (or such later date as may be approved by our stockholders, the “combination period”) to complete our initial business combination. If we are unable to consummate our initial business combination during the combination period, we will distribute the aggregate amount then on deposit in the trust account (net of interest released for the payment of our tax obligations), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. If we have not consummated a business combination before the end of the combination period, or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for the payment of taxes, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor, officers, and directors have agreed to waive their redemption rights with respect to their founder shares and private placement shares (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination during the combination period and (iii) if we fail to consummate a business combination or liquidate on September 16, 2019 (or such later date as may be approved by our stockholders). Our sponsor, officers, and directors have also agreed to waive their redemption rights with respect to public shares in connection with the consummation of a business combination and in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination during the combination period. However, if our sponsor or any of our officers, directors or their affiliates acquire public shares, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination or liquidate within the required time period.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination during the combination period unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from the net proceeds from our initial public offering and the private placement held out of trust. If such funds are insufficient, our sponsor has contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has contractually agreed not to seek repayment for such expenses.

The proceeds deposited in the trust account could become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be less than the $10.10 per public share initially on deposit in the trust account. Under Section 281(b) of the Delaware General Corporation Law (“DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution from the trust account to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, pursuant to a written agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a definitive transaction agreement, reduce the amounts in the trust account to below $10.10 per share, except as to any claims by a third party who executed a waiver of rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We cannot assure you, however, that our sponsor will be able to satisfy those obligations.

If the proceeds in the trust account are reduced below $10.10 per public share and our sponsor asserts that it is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in a particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.10 per public share.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares if we do not consummate our initial business combination during the combination period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by during the combination period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we have not consummated a business combination before the end of the combination period, or earlier at the discretion of our board, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following September 16, 2019 (or such later date as may be approved by our stockholders) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation and our sponsor’s indemnification of the trust account against certain claims as previously described in this section, we believe that the claims that could be made against us will be significantly limited and that the likelihood that any claim that would result in any liability extending to the trust account is remote.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after the end of the business combination period and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founders’ shares and private shares have waived their rights to participate in any liquidation distribution from the trust account with respect to such shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our sponsor has contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has contractually agreed not to seek repayment for such expenses.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.10 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not consummate a business combination during the combination period, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination during the combination period or (iii) if they redeem their respective shares for cash upon the consummation of the initial business combination. Also, our management may cease to pursue a business combination prior to the end of the combination period (our board of directors may determine to liquidate the trust account prior to such expiration if it determines, in its business judgment, that it is improbable within the remaining time to identify an attractive business combination or satisfy regulatory and other business and legal requirements to consummate a business combination). In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash to our public stockholders who exercise their redemption rights may reduce the resources available to us for an initial business combination. In addition, the number of our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We currently maintain our executive offices at Park Plaza Torre I, Javier Barros Sierra 540, Of. 103, Col. Santa Fe, 01210 México City, México. The cost for this space is included in the $10,000 per-month fee that an affiliate of our sponsor charges us for general and administrative services pursuant to a letter agreement between us and our sponsor. We believe, based on rents and fees for similar services in Mexico City, that the fee charged is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our operations.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our affairs but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully the material risks described below, which we believe represent the material risks related to our business and our securities, together with the other information contained in this annual report on Form 10-K, before making a decision to invest in our securities. This annual report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

We are a company with no operating history and no revenue and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

We are a company with no operating history and no revenue. We will not commence operations until we consummate our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of acquiring one or more operating businesses or entities. If we fail to complete a business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2018, we had $205,638 in cash and working capital deficit of $199,734, which excludes franchise and income taxes payable, of which such amounts will be paid from interest earned on the trust account. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, unless such vote is required by law or Nasdaq rule, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable state law or the rules of Nasdaq or if we decide to hold a stockholder vote for business or other reasons. For example, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we structure a business combination that requires us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, our sponsor, officers, and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our sponsor, officers, and directors have agreed to vote the founder shares and any private placement shares and public shares they hold in favor of our initial business combination. Our sponsor, officers, and directors own approximately 22.4% of our common stock as of the date of this annual report. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if holders of founder shares agreed to vote their founder shares, private placement shares and public shares in accordance with the majority of the votes cast by our public stockholders.

Your ability to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may consummate a business combination without seeking stockholder approval, public stockholders may not have the right to vote on the business combination unless we seek such stockholder vote. Accordingly, your ability to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights with respect to a proposed business combination.

The ability of our public stockholders to redeem their shares for cash may make us unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. Our amended and restated certificate of incorporation requires us to provide all of our stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination, although our sponsor, officers, and directors have each agreed to waive his, her or its respective redemption rights with respect to founder shares, private placement shares, and public shares, held by him, her or it in connection with the consummation of our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than the amount necessary to satisfy a closing condition as described above, or less than the $5,000,001 minimum of tangible net assets which we are required to maintain, we would not proceed with such redemption and the related business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our stockholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the consummation of our business combination, we may redeem up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001 upon consummation of our initial business combination. However, we may be required to maintain significantly larger amounts of cash depending upon the terms of the business combination. Accordingly, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination, the ability of our public shareholders to cause us to redeem their shares in connection with such proposed transaction will increase the risk that we will not meet that condition and, accordingly, that we will not be able to complete the proposed transaction. If we do not complete a proposed business combination, you would not receive your pro rata portion of the trust account until we liquidate or you are able to sell your stock in the open market. If you were to attempt to sell your stock in the open market at that time, the price you receive could represent a discount to the pro rata amount in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate.

The requirement that we complete a business combination by September 16, 2019 (or such later date as may be approved by our stockholders) may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate a business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate a business combination on or before September 16, 2019 (or such later date as may be approved by our stockholders). Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with it, we may be unable to identify another target business and complete a business combination with any target business. This risk will increase as we get closer to the end of the combination period. Depending upon when we identify a potential target business, we may have only a limited time to conduct due diligence and may enter into a business combination on terms that we might have rejected upon a more comprehensive investigation.

We may not be able to consummate a business combination during the combination period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination by September 16, 2019 (or such later date as may be approved by our stockholders). We may not be able to find a suitable target business and consummate a business combination within that time period. If we have not consummated a business combination before the end of the combination period, or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for the payment of taxes, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we are unable to complete our initial business combination within the prescribed time frame, our warrants will expire worthless.

Our outstanding warrants may not be exercised until after the completion of our initial business combination and are not entitled to participate in the redemption of the shares of our common stock conducted in connection with the consummation of our business combination. Accordingly, our warrants will expire worthless if we are unable to consummate a business combination before the end of the combination period, or earlier if our board resolves to liquidate and dissolve in connection with a failed business combination.

You will not have any rights to or interest in funds from the trust account, except under limited circumstances. To liquidate your investment, therefore, you may be forced to sell your shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the consummation of our initial business combination; (ii) the redemption of our public shares if we are unable to consummate a business combination during the combination period, subject to applicable law; (iii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination during the combination period; or (iv) otherwise upon our liquidation or in the event our board of directors resolves to liquidate the trust account and ceases to pursue the consummation of a business combination before the end of the combination period (our board of directors may determine to liquidate the trust account prior to such expiration if it determines, in its business judgment, that it is improbable within the remaining time that we will be able to identify an attractive business combination or satisfy regulatory and other business and legal requirements to consummate a business combination). In addition, if our plan to redeem our public shares if we are unable to consummate an initial business combination by September 16, 2019 (or such later date as may be approved by our stockholders) is not consummated for any reason, Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 18 months before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete a business combination. If we are unable to complete our initial business combination, you may receive only $10.10 per share from our redemption of your shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.10 per share from our redemption of our shares, and our warrants will expire worthless.

If the net proceeds from our initial public offering and the private placement held out of trust are insufficient to allow us to operate until we consummate an initial business combination, we may be unable to complete such initial business combination.

We cannot assure you that available funds will be sufficient to allow us to consummate an initial business combination within the required time period. Our initial stockholders, officers, directors or their affiliates are not obligated to loan any funds to us. Additionally, if we use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business, we could expend funds available to us more rapidly than we currently expect. If our funds are insufficient, and we are unable to generate funds from other sources, we may be forced to liquidate.

Subsequent to consummation of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this examination will uncover all material risks that may be presented by a particular target business, or that factors outside of the target business and outside of our control will not later arise. Even if our due diligence successfully identifies the principal risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. As a result, from time to time following our initial business combination, we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share.

Placing funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements or, even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, claims for fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver. If any third party refuses to execute an agreement waiving claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement without a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any available alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills management believes to be significantly superior to those of other consultants who would execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete a business combination within the required time frame, or upon the exercise of a redemption right in connection with a business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.10 per share initially held in the trust account due to claims of such creditors. Pursuant to a written agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.10 per share except as to any claims by a third party who executed a waiver of rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, if an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy his indemnity obligations, we have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that he would be able to satisfy those obligations.

Our directors may decide not to enforce our sponsor’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

If proceeds in the trust account are reduced below $10.10 per public share and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.10 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, by making distributions to public stockholders before making provision for creditors, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims for punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be subject to burdensome regulatory requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments;

●	restrictions on the issuance of securities; and

●	restrictions on the incurrence of debt;

each of which may make it difficult for us to complete a business combination.

In addition, we may have to:

●	register as an investment company;

●	adopt a specific form of corporate structure; and

●	file reports, maintain records, and adhere to voting, proxy, disclosure and other requirements.

We do not believe that our anticipated principal activities will subject us to Investment Company Act regulation. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States treasury and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may make it more difficult to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share on our redemption, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments, including in particular, reporting and other requirements under the Exchange Act. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in fines, injunctive relief or similar remedies which could be costly to us or limit our ability to complete an initial business combination or operate the post-combination company successfully.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination during the combination period may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following September 16, 2019 (or such later date as may be approved by our stockholders) if we do not consummate an initial business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers or investment bankers) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares if we do not consummate our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We may not hold an annual meeting of stockholders until after we consummate a business combination.

We may not hold an annual meeting of stockholders until after we consummate a business combination (unless required by Nasdaq), and thus may not be in compliance with Section 211(b) of the DGCL, which requires that an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless directors are elected by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

A registration statement covering the shares underlying our warrants may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

Under the terms of the warrant agreement governing our warrants, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, and to use our best efforts to take such action as is necessary to register or qualify for sale, in those states in which the warrants were initially offered by us, the shares issuable upon exercise of the warrants, to the extent an exemption is not available. We cannot assure you that we will be able to do so. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement. However, in no event will we be required to issue cash, securities or other compensation in exchange for the warrants if we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified, the warrant holder will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders and purchasers of Private Placement Units may make it more difficult to complete our initial business combination, and the future exercise of such rights may reduce the market price of our common stock.

Pursuant to an agreement entered into concurrently with the consummation of our initial public offering, our initial stockholders, purchasers of private placement units and their permitted transferees can demand that we register the founder shares, private placement units, private placement shares, and private placement warrants, and the shares of common stock issuable upon conversion of the private placement warrants, as well as any units and underlying securities issued upon conversion of working capital loans. These registration rights with respect to the founder shares will be exercisable at any time commencing upon the date that such shares are released from transfer restrictions and these registration rights with respect to the other securities will be exercisable at any time commencing upon consummation of an initial business combination. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may reduce the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders are registered.

You will be unable to ascertain the merits or risks of any particular target business’ operations.

We may pursue acquisition opportunities in any business sector or geographic region we wish, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate a business combination with another blank check company or similar company with nominal operations. If we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations of the entity with which we combine. Because we will seek to acquire businesses that potentially need financial, operational, strategic or managerial redirection, we may be affected by the risks inherent in the business and operations of a financially or operationally unstable entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into a business combination with a target that does not meet such criteria and guidelines and, as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into a business combination will not have all of these positive attributes. If we consummate a business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or Nasdaq, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to obtain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share on our redemption, and our warrants will expire worthless.

You may not have any assurance from an independent source that the price we are paying for the target in our initial business combination is fair to our stockholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent third party that the price we are paying is fair to our stockholders from a financial point of view. If we do not obtain an opinion, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common or preferred stock to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination, which would dilute the interest of our stockholders and likely present other risks.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors of our initial public offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our Common Stock, and/or warrants after the business combination.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate another target business and consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share from our redemption of our shares and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business due to a reduction in the funds available for expenses relating to such efforts. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share from our redemption of their shares and our warrants will expire worthless.

We are dependent upon our officers and directors; the loss of any one or more of them could adversely affect our ability to complete a business combination.

Our operations depend upon the background, experience and contacts of our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated a business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. In addition, our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and the search for a business combination and their other business commitments. We do not intend to have any full-time employees prior to the consummation of our business combination. Each of our executive officers and directors is engaged in other business endeavors and is not obligated to contribute any specific number of hours per week to our affairs. If our executive officers’ and directors’ other business commitments require them to devote substantial amounts of time in excess of their current commitment levels, it could limit their ability to devote time to our affairs which make it more difficult for us to identify an acquisition target and consummate our business combination.

Our success following our initial business combination likely will depend upon the efforts of management of the target business. The loss of any of the key personnel of the target’s management team could make it more difficult to operate the target profitably.

Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, we can offer no assurance that any will do so. Moreover, as a result of the existing commitments of our key personnel, it is likely that we will retain some or all of the management of the target business to conduct its operations. The departure of any key members of the target’s management team could thus make it more difficult to operate the post-combination business profitably. Moreover, to the extent that we will rely upon the target’s management team to operate the post-combination business, we will be subject to risks regarding their managerial competence. While we intend to closely scrutinize the skills, abilities and qualifications of any individuals we retain after a business combination, our ability to do so may be limited due to a lack of time resources or information. Accordingly, we cannot assure you that our assessment of these individuals will prove to be correct and that they will have the skills, abilities and qualifications we expect.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with our initial business combination. These agreements may provide for them to receive compensation following our initial business combination and, as a result, may cause them to have conflicts of interest in determining whether a particular business combination would be advantageous to us.

Our key personnel may decide to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business and cause them to have conflicts of interest in determining whether a particular business combination would be advantageous to us.

Our officers and directors are now and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Our executive officers and directors may in the future become affiliated with entities that are engaged in the business of acquiring other businesses or entities. In each case, our executive officers and directors’ existing directorships or other responsibilities may give rise to contractual or fiduciary obligations that take priority over any obligation owed to us. Our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity, or any other analogous doctrine, will not apply to us or any of our officers or directors or in circumstances that would conflict with any fiduciary duties or contractual obligations to other entities they may have. Accordingly, business opportunities that may be attractive to the entities described above will not be presented to us unless such entities have declined to accept such opportunities. As a result, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing stockholders, which may raise potential conflicts of interest.

We may decide to acquire one or more businesses affiliated with holders of founder shares, or our officers and directors. Our officers and directors also serve as officers and board members of other entities. Such entities may compete with us for business combination opportunities. Despite our agreement to obtain an opinion from an independent investment banking firm, a firm that regularly prepares valuation reports on the type of company that we are seeking to acquire or an independent accounting firm regarding the fairness to our stockholders from a financial point of view of a business combination with one or more businesses affiliated with our executive officers, directors or holders of founder shares, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting a business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we expected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of a business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with us following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Since holders of founder shares and private placement units will lose some or all of their investment in us if we do not consummate a business combination, and since certain of our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

The personal and financial interests of our officers and directors in consummating an initial business combination, along with their flexibility in identifying and selecting a prospective acquisition candidate, may influence their motivation in identifying and selecting a target business combination and completing an initial business combination that is not in the best interests of our stockholders. Consequently, the discretion of our officers and directors, in identifying and selecting a suitable target business combination may result in a conflict of interest when determining whether the terms, conditions and timing of a particular initial business combination are appropriate and in the best interest of our public stockholders.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our financial condition and the value of our stockholders’ investment in us.

Although we have no commitments to issue any notes or other debt securities, otherwise to incur debt, we may choose to incur substantial debt in order to complete our initial business combination. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues or cash flows after an initial business combination are insufficient to meet our debt service obligations;

●	acceleration of our obligations to repay the indebtedness, even if we make all principal and interest payments when due, if we breach covenants that require the maintenance of financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand and the lender demands payment;

●	our inability to obtain necessary additional financing if any debt we incur contains covenants restricting our ability to obtain additional financing while the debt is outstanding;

●	prohibitions of, or limitations on, our ability to pay dividends on our common stock;

●	use of a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, as well as for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of growth strategies and other purposes and other disadvantages compared to our competitors who have less debt.

We do not have a policy with respect to how much debt we may incur. To the extent that the amount of our debt increases, the impact of the effects listed above may also increase.

We may be able to complete a business combination with only one business, which would result in our success being dependent solely on a single business which may have a limited number of products or services. This lack of diversification may harm our operations and profitability.

We are not limited as to the number of businesses we may acquire in our initial business combination. However, we may not be able to effectuate a business combination with more than one target business because of various factors, including the limited amount of the net proceeds of our initial public offering, the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks particular to the industry area in which the acquired business operates. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may:

●	solely depend upon the performance of a single business, property or asset, or

●	depend upon the development or market acceptance of a single or limited number of products, processes or services.

We may attempt to consummate business combinations with multiple prospective targets simultaneously, which may hinder our ability to consummate an initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to acquire several businesses simultaneously that are owned by different sellers, we will need each seller to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, we may be unable to operate the combined business successfully, and you could lose some or all of your investment in us.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we expected, or at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of the information developed during our due diligence examination, which may be limited. As a result, we could acquire a company that is not as profitable as we expected, or at all. Furthermore, the relative lack of information about a private company may hinder our ability to properly assess the value of such a company which could result in our overpaying for that company.

If we effect our initial business combination with a business located outside of the United States, we would be subject to a variety of additional risks that could result in us being unable to operate the business successfully.

We may pursue an initial business combination with a business located outside of the United States. If we do, we would be subject to any special considerations or risks associated with businesses operating in the target’s home jurisdiction, including any of the following:

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, we may be unable to operate the acquired business successfully.

If we effect our initial business combination with a business located outside of the United States, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a business located outside of the United States, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements in that jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a business located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

We may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We anticipate structuring our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses. However, we may structure our initial business combination to acquire less than 100% of the equity interest or assets of the target business, but only if we (or any entity that is a successor to us in a business combination) acquire a majority of the outstanding voting securities or assets of the target. Even if we own a majority interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold will make it easier for us to consummate a business combination with which a substantial number of our stockholders do not agree.

Since we have no specified percentage threshold for redemption in our amended and restated certificate of incorporation, our structure is different in this respect from the structure that has been used by many blank check companies. Many blank check companies would not be able to consummate a business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the amount of public shares for which conversion was elected exceeded the maximum conversion threshold pursuant to which such company could proceed with a business combination. However, we may be able to consummate a business combination even though a substantial number of our public stockholders do not agree with the transaction and have redeemed their shares. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination, and the amount that we redeem may be further limited by the terms and conditions of our initial business combination. In such case, we would not proceed with the redemption of our public shares and the related initial business combination, and instead may search for an alternate business combination.

Provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders owning 65% of the issued and outstanding shares of our common stock, which is a lower amendment threshold than that of many blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the consummation of an initial business combination that our stockholders may not support.

Many blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. Amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders in many cases. Our amended and restated certificate of incorporation provides that provisions related to pre-business combination activity may be amended if approved by holders owning 65% of the issued and outstanding shares of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders owning 65% of the issued and outstanding shares of our common stock (in each case including all shares held by the initial stockholders, holders of placement units, our officers and our directors); provided, however, that if the effect of any proposed amendment, if adopted, would be either to (i) reduce the amount in the trust account available to redeeming stockholders to less than $10.10 per share, or (ii) delay the date on which a public stockholder could otherwise redeem shares for such per share amount in the trust account, we will provide a right for public shareholders to redeem public shares if such an amendment is approved). As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination actions more easily that many blank check companies, and this may increase our ability to consummate a business combination with which you do not agree.

Our initial stockholders, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination during the combination period unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, net of our tax obligations, divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, this written agreement with our initial stockholders, executive officers and directors and, as a result, will not have the ability to pursue remedies against these persons and entities for any breach of such agreement. Accordingly, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding warrants.

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding warrants to make any change that adversely affects the interests of the registered holders. Although our ability to amend the terms of the warrants with the consent of at least 50% of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants (excluding any private placement warrants held by our initial stockholders or their permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our common stock in the event the shares of our common stock are not traded on any specific trading day) of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to the date we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you: (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our warrants for redemption, we will have the option to require any holder that wishes to exercise his warrants (including any warrants held by our initial stockholders or their permitted transferees) to do so on a “cashless basis.” If we choose to require holders to exercise their warrants on a cashless basis, the number of shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Nasdaq may delist our securities from trading which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to a business combination. In order to continue listing our securities on Nasdaq prior to a business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000), a minimum number of public stockholders (generally 300 public holders), and a minimum number of shares held by non-affiliates (500,000 shares). Additionally, in connection with our business combination, it is likely that Nasdaq may require us to file a new initial listing application and meet its initial listing requirements which are more rigorous than Nasdaq’s continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on the Over-The-Counter Bulletin Board or the “pink sheets.” If this were to occur, there could be material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of, or no, news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, common stock and warrants will be listed on Nasdaq, we expect that our units, common stock, and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state, other than the state of Idaho, having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Purchases of common stock in the open market or in privately negotiated transactions by our initial stockholders, directors, officers or their affiliates may make it difficult for us to continue to list our common stock on Nasdaq or another national securities exchange.

If our initial stockholders, directors, officers or their affiliates purchase shares of our common stock in the open market or in privately negotiated transactions, it would reduce the public “float” of our common stock and the number of beneficial holders of our common stock, which may make it difficult to maintain the listing or trading of our common stock on a national securities exchange if we determine to apply for such listing in connection with the business combination. If the number of our public holders falls below 300 or if the total number of shares held by non-affiliates is less than 500,000, we will be non-compliant with Nasdaq’s continued listing rules and our common stock could be de-listed. If our common stock were de-listed, we could face the material consequences set forth in the immediately preceding risk factor.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

If we hold a stockholder vote to approve our initial business combination, the federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. If we make a tender offer for our public shares, we will include the same financial statement disclosure in our tender offer documents that is required under the tender offer rules. These financial statements must be prepared in accordance with, or reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination during the combination period.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (which we refer to as the Sarbanes-Oxley Act), the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (which we refer to as the Dodd-Frank Act), the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from operational activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with all public company accounting standards. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

The Sarbanes-Oxley Act requires that we maintain a system of internal controls and, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2019, that we evaluate and report on such system of internal controls. In addition, once we are no longer an “emerging growth company,” we must have our system of internal controls audited. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTY

We currently maintain our executive offices at Park Plaza Torre I, Javier Barros Sierra 540, Of. 103, Col. Santa Fe, 01210 México City, México. The cost for this space is included in the $10,000 per-month fee that an affiliate of our sponsor charges us for general and administrative services pursuant to a letter agreement between us and our sponsor. We believe, based on rents and fees for similar services in Mexico City, that the fee charged is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units are listed on the Nasdaq Capital Market, or Nasdaq, under the symbol “OPESU.” The shares of common stock and warrants are listed on the Nasdaq under the symbols “OPES” and “OPESW,” respectively.

Holders

As of December 31, 2018, there were five holders of record of our units, five holders of record of our shares of common stock, and one holder of record of our warrants. We believe we have in excess of 300 beneficial holders of our securities.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Initial Public Offering – Use of Proceeds

On March 16, 2018, we closed our initial public offering of 10,000,000 units with each unit consisting of one share of common stock and one warrant. Simultaneously with the consummation of the initial public offering, we consummated the private placement of 400,000 private placement units at a price of $10.00 per private placement unit, generating gross proceeds of $4,000,000. The private placement units were purchased by Axis Public Ventures, Lion Point, and the other initial stockholders. EarlyBirdCapital acted as representative of the underwriters for our initial public offering. The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-223106). The SEC declared the registration statement effective on March 13, 2018.

We also sold a unit purchase option to purchase up to 750,000 units to EarlyBirdCapital for a purchase price of $100. The unit purchase option is exercisable at $10.00 per unit (for an aggregate exercise price of $7,500,000), beginning on the consummation of our initial business combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on March 17, 2023. We also entered into a contingent forward purchase contract with Lion Point, wherein Lion Point agreed to purchase in a private placement to occur concurrently with the consummation of our initial business combination 3,000,000 units at $10.00 per unit, for aggregate gross proceeds of $30,000,000.

On March 20, 2018, in connection with the underwriters’ exercise of their overallotment option in full, we consummated the sale of an additional 1,500,000 units and the sale of an additional 45,000 private placement units, each at a purchase price of $10.00 per unit, generating additional gross proceeds of $15,450,000.

The initial public offering, including the exercise in full of the underwriters’ overallotment option, and the simultaneous private placement, generated gross proceeds of $119,450,000. We paid a total of $2,300,000 in underwriting commissions and discounts and $431,946 in other costs and expenses relating to our initial public offering. An amount of $116,150,000 ($10.10 per Unit) from the net proceeds of the sale of the units and private placement units was placed in trust.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2018.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this annual report.

Forward Looking Statements

All statements other than statements of historical fact included in this annual report on Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this annual report on Form 10-K, words such “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.   Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this annual report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this annual report.   Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company in the development stage, formed on July 24, 2017 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. Our efforts in identifying a prospective target business are not limited to a particular industry or geographic region of the world.

Initial Public Offering

On March 16, 2018, we closed our initial public offering of 10,000,000 units with each unit consisting of one share of common stock and one warrant. Simultaneously with the consummation of the initial public offering, we consummated the private placement of 400,000 private placement units at a price of $10.00 per private placement unit, generating gross proceeds of $4,000,000. The private placement units were purchased by Axis Public Ventures, Lion Point, and the other initial stockholders.

We also sold a unit purchase option to purchase up to 750,000 units to EarlyBirdCapital for a purchase price of $100. The unit purchase option is exercisable at $10.00 per unit (for an aggregate exercise price of $7,500,000), beginning on the consummation of our initial business combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on March 17, 2023. We also entered into a contingent forward purchase contract with Lion Point, wherein Lion Point agreed to purchase in a private placement to occur concurrently with the consummation of our initial business combination 3,000,000 units at $10.00 per unit, for aggregate gross proceeds of $30,000,000.

On March 20, 2018, in connection with the underwriters’ exercise of their overallotment option in full, we consummated the sale of an additional 1,500,000 units and the sale of an additional 45,000 private placement units, each at a purchase price of $10.00 per unit, generating additional gross proceeds of $15,450,000.

The initial public offering, including the exercise in full of the underwriters’ overallotment option, and the simultaneous private placement, generated gross proceeds of $119,450,000. An amount of $116,150,000 ($10.10 per Unit) from the net proceeds of the sale of the units and private placement units was placed in trust. Continental Stock Transfer & Trust Company is acting as trustee. The trust funds are invested in U.S. government treasury bills, until the earlier of: (i) the consummation of a business combination or (ii) our failure to consummate a business combination during the combination period. Our sponsor has agreed that it will be liable under certain circumstances to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered, contracted for or products sold to the Company. However, it may not be able to satisfy those obligations should they arise.

Our management has broad discretion with respect to the specific application of the net proceeds of our initial public offering and simultaneous private placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

We have neither engaged in any business operations nor generated any revenues to date. Our entire activity from inception up to the closing of our initial public offering on March 16, 2018 was in preparation for that event. Subsequent to the initial public offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We have, and expect to continue to generate, non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2018, we had net income of $1,021,711, which consists of interest income on marketable securities held in the trust account of $1,871,405, offset by an unrealized loss on marketable securities held in our trust account of $19,398, operating costs of $553,546 and a provision for income taxes of $276,750.

For the period from July 24, 2017 (inception) through December 31, 2017, we had a net loss of $1,176, which consists of operating costs.

Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to general operating expenses including printing, insurance and office expenses. Until we consummate a business combination, we will have no operating revenues.

Liquidity and Capital Resources

As of December 31, 2018, we had marketable securities held in the trust account of $117,740,109 (including approximately $1,871,000 of interest income consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31 2018, we withdrew $261,898 of interest earned on the trust account to pay for our income tax obligations.

For the year ended December 31, 2018, cash used in operating activities was $649,276. Net income $1,021,711 was impacted by interest earned on marketable securities held in the trust account of $1,871,405 and an unrealized loss on marketable securities held in our trust account of $19,398. Changes in operating assets and liabilities provided $181,020 of cash from operating activities.

For the period from July 24, 2017 (inception) through December 31, 2017, cash used in operating activities was $138. Net loss of $1,176 was offset by changes in operating assets and liabilities, which provided $1,176 of cash from operating activities.

We intend to use substantially all of the funds held in the trust account to acquire a target business or businesses and to pay our expenses relating thereto, including a fee payable to EarlyBirdCapital in the amount of $4,025,000. To the extent that our capital stock or debt is used, in whole or in part, as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

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

As of December 31, 2018, we had $205,638 in cash and working capital of $199,734, which excludes franchise and income taxes payable as these amounts can be paid from the interest earned on the trust account. We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of a business combination. Until the consummation of a business combination, we will be using the funds not held in the trust account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the business combination.

We will need to raise additional capital through loans or additional investments from our sponsor, stockholders, officers, directors, or third parties. Our officers, directors and sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Related Party Transactions

Prior to our initial public offering, an affiliate of our sponsor advanced us an aggregate amount of $67,013 and loaned us an aggregate amount of $122,839 pursuant to a promissory note to cover expenses related to our formation and the initial public offering, which were repaid on from the proceeds received upon closing of the initial public offering.

We currently occupy office space provided by an affiliate of our sponsor. Such entity has agreed that until we consummate a business combination, it will make such office space, as well as general and administrative services, available to us. We have agreed to pay an aggregate of $10,000 per month for such services. During the year ended December 31, 2018, we incurred $95,000 in fees for these services, of which such amount is in included in accounts payable and accrued expenses.

In order to finance transaction costs in connection with an intended initial business combination and working capital expenses, our initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. We believe the purchase price of these units will approximate the fair value of such units when issued. However, if it is determined, at the time of issuance, that the fair value of such units exceeds the purchase price, we would record compensation expense for the excess of the fair value of the units on the day of issuance over the purchase price in accordance with ASC 718 — Compensation — Stock Compensation.

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of December 31, 2018.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our executive officers an aggregate monthly fee of $10,000 for office space and office and administrative support provided to the Company. We began incurring these fees upon the consummation of our initial public offering and will continue to incur these fees monthly until the earlier of the completion of a business combination and the Company’s liquidation.

Critical Accounting Policy

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2018, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the trust account, have been invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this annual report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this annual report, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2018 covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
José Antonio Cañedo White	56	Chief Executive Officer
Gonzalo Gil White	46	Chairman of the Board
Miguel Angel Villegas	34	Chief Financial Officer
Adolfo Rios Olivier	51	Director
Martha (Stormy) L. Byorum	62	Director
Rodrigo Lebois Mateos	55	Director

José Antonio Cañedo White has served as our Chief Executive Officer since July 2017. Mr. Cañedo White has served as a Managing Partner of Axis Capital Management (“Axis”) since 1990, overseeing the firm’s principal investment and trading activities. Under Mr. Cañedo White’s leadership, Axis served as in-house merchant bank for Grupo Televisa, S.A. (“Grupo Televisa”), the largest Spanish-speaking media company in the world and Mexico’s largest television company, from 1990 to 1997, providing M&A and corporate finance advisory services. During his involvement with Groupo Televisa, Mr. Cañedo White served as Chairman of the Board of Grupo Televicentro, S.A. de C.V. (“Grupo Televicentro”), Grupo Televisa’s controlling holding company, from 1993 to 1997, and Grupo Video Visa, S.A. de C.V. (“Grupo Video Visa”), the largest video distributor in Mexico at the time, from 1993 to 1994. Previously, Mr. Cañedo White served as Head of Investment Banking for Nacional Financiera (“Nafinsa”), the Mexican government’s premier development bank, from 1988 to 1990. From 1989 to 1990, he was a member of the governing board of the Comision Nacional Bancaria y de Valores (“CNBV”), Mexico’s national securities and banking commission, Mexico’s regularly equivalent of the SEC. Mr. Cañedo White is Chairman of the Board of Integradora de Servicios Petroleros Oro Negro, SAPI de C.V. (“Oro Negro”), an entity affiliated with Axis. Mr. Cañedo White also held board positions in several Mexican companies including Celanese Mexicana, S.A., an industrial chemical company, Cementos Guadalajara, S.A. de C.V., a major cement manufacturer, and Coronado, S.A. de C.V., a consumer products company for which he served as Chairman of the Board until the sale of the company to Grupo Bimbo. Mr. Cañedo White graduated with a degree in Business Administration from Universidad Anahuac. Mr. Cañedo White is the cousin of Mr. Gil White. We believe Mr. Cañedo White is well-qualified to serve as a member of the board due to his business experience and contacts.

Gonzalo Gil White has served as our Chairman of the Board since July 2017. Mr. Gil White has served as a Managing Partner and CEO of Axis since 2012. Mr. Gil White has been the CEO and a Director of Oro Negro since its inception in 2012 and has been responsible for transforming it from a greenfield venture into a leading operating offshore drilling company with one of the highest operating and safety track records in the industry worldwide. Mr. Gil White has also served as President of the Executive Committee and Founding Partner of Navix de Mexico, a Mexican finance company, since 2007. Prior to founding Oro Negro, Mr. Gil White served as the CEO of Navix from 2007 to 2012. During his tenure, Mr. Gil White positioned Navix as a leading non-regulated financial intermediary; launched multiple credit-driven strategies; pioneered private securitization transactions of consumer loans; issued the first credit-focused development capital certificates (CKD) in the Mexican stock exchange and established a Partnership Product Program with a leading global financial institution to underwrite structured credit in multiple asset classes. Prior to launching Navix, Mr. Gil White established several funding vehicles, such as Navitas Investments and Arto Holdings, which have financed more than $1.5 billion in projects in the oil and gas industry since 2005. Previously, Mr. Gil White worked at Equity Group Investments, the investment arm of Sam Zell, where he was Vice-President for Latin America and oversaw corporate and real estate investments throughout the region. Mr. Gil White received a Masters in Business Administration degree from Stanford Graduate School of Business and a law degree from Instituto Tecnológico Autónomo de México (ITAM). Mr. Gil White is the cousin of Mr. Cañedo White. We believe Mr. Gil White is well-qualified to serve as a member of the board due to his business experience and contacts.

Miguel Angel Villegas Vargas has served as our Chief Financial Officer since December 2017. Since 2014, Mr. Villegas has served as Chief Financial Officer and member of the board at Oro Negro, a Mexican oilfield services company, and served as its Vice President of Investments from 2013 to 2014. He also serves as a member of the board of Navigatis Radiance Pte Ltd, a company that owns, operates and manages offshore support vessels and Navix de Mexico, a private specialty finance company, where he also was a Senior Originator Associate from 2009 to 2011. Navigatis and Navix are companies affiliated to our sponsor, Axis Management S.A. de C.V. Prior to that, Mr. Villegas worked for Citigroup as Relationship Manager and Credit Analyst from 2005 to 2009. Mr. Villegas received a Bachelor of Arts in Financial Management, summa cum laude, from the Instituto Tecnológico y de Estudios Superiores de Monterrey and an M.B.A. from Wharton Business School.

Adolfo Rios Olivier has served as a member of our board of directors since July 2017. Since December 2015, Mr. Rios has served as the founding and managing partner of BI Administradora, S.C. (“BPBI”), a multi-family private investment group focused on identifying, structuring and executing private investments through vehicles designed for ultra-high net worth individuals, family offices and institutional investors. From March 2009 to November 2015, Mr. Rios was the founding and managing partner of Alfaro, Davila Y Rios, S.C., a private investment banking firm that was Lazard’s exclusive strategic partner to conduct transactions in Mexico at the time. From February 2008 to February 2009, Mr. Rios was a managing partner and chief financial officer of Axis in Mexico and Chief Financial Officer for Navix. Prior to this, Mr. Rios served as a managing director of Rothschild in Mexico and Salomon Smith Barney/Citigroup Global Markets in New York. Mr. Rios received a Bachelor of Economics, with honors, at the Universidad de las Americas – Puebla in Puebla, Mexico and an M.B.A. from Stanford Graduate School of Business. We believe Mr. Rios is well-qualified to serve as a member of the board due to his business experience and contacts.

Martha (Stormy) L. Byorum has served as a member of our board of directors since January 2018. Ms. Byorum is founder and chief executive officer of Cori Investment Advisors, LLC (Cori Capital), a financial services entity that was most recently (January 2005 through August 2013) a division of Stephens Inc., a private investment banking firm founded in 1933. Ms. Byorum was also an executive vice president of Stephens Inc. from January 2005 until August 2013. She has also been a managing director at Young America Capital LLC, since October 2014. From March 2003 to December 2004, Ms. Byorum served as chief executive officer of Cori Investment Advisors, LLC, which was spun off in 2003 from Violy, Byorum & Partners Holdings, LLC (“VB&P”), a leading independent strategic advisory and investment banking firm specializing in Latin America. Ms. Byorum co-founded VB&P in 1996 and served as a Partner until February 2003. Prior to co-founding VB&P in 1996, Ms. Byorum had a 24-year career at Citibank, where, among other things, she served as chief of staff and chief financial officer for Citibank’s Latin American Banking Group from 1986 to 1990, overseeing $15 billion of loans and coordinating activities in 22 countries. She was later appointed the head of Citibank’s U.S. Corporate Banking Business and a member of the bank’s Operating Committee and a Customer Group Executive with global responsibilities. Ms. Byorum is a Life Trustee of Amherst College. She has also served as a director of Tecnoglass Inc. (formerly Andina Acquisition Corp., or “Andina”) since 2011, where she currently serves as chair of the audit committee, as a director of Northwest Natural Gas Company since 2004, where she currently serves as chair of the finance committee and as a member of the audit and governances committees, and as a director of JELD-WEN Holding, Inc. since 2014, where she currently is a member of the audit and governance and nominating committees. Ms. Byorum received a B.B.A. from Southern Methodist University and an M.B.A. from The Wharton School at the University of Pennsylvania. We believe Ms. Byorum is well-qualified to serve as a member of the board of directors due to her operational experience with Cori Capital Advisors, VB&P and Citibank and her financial background, which includes having served on the audit committees of four publicly-traded companies, as well as her experience with Andina.

Rodrigo Lebois Mateos has served as a member of our board of directors since October 2018. Mr. Lebois Mateos founded Unifin Financiera, S.A.B. de C.V., SOFOM, ENR, one of the leading publicly traded (non-bank) leasing companies in Mexico and Latin America, in 1993 and since that time has served as its Chairman of the Board. Since 1993, he has also been the President of Fundación Unifin, A.C. and Chairman of the board of Unifin Corporativo, S.A. de C.V., Unifin Credit, S.A. de C.V., Unifin Autos, S.A. de C.V., and Aralpa Capital, S.A. de C.V. He also has been Director of Unifin Financiera, S.A.B. de C.V., S.O.F.O.M. E.N.R. since 1993. In 2013, he also founded Aralpa Capital, S.A. de C.V., a private equity fund focused in direct or indirect private equity investments in several industries in Mexico and abroad, including telecommunications, wholesale distribution, construction, real estate and technology. He has also been a Director of Maxcom Telecomunicaciones S.A.B. de C.V. since April 2016. Prior to the creation of Unifin in 1993, Mr. Lebois Mateos held several positions with car dealers, including as General Manager and member of the board of directors of Grupo Ford Satélite. He also served as President of the National Association of Nissan Car Dealers (ANDANAC), and a board member of Sistema de Crédito Automotriz, S.A. de C.V. (SICREA) and Arrendadora Nimex. Mr. Lebois Mateos completed studies in business administration from Universidad Anahuac in Mexico City. We believe Mr. Lebois is well-qualified to serve as a member of the board due to his business experience and contacts

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Adolfo Rios Olivier, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Rodrigo Lebois Mateos and Martha (Stormy) L. Byorum, will expire at the second annual meeting. The term of office of the third class of directors, consisting of José Antonio Cañedo Whiteand Gonzalo Gil White, will expire at the third annual meeting.

Director Independence

Nasdaq rules require that a majority of the board of directors of a company listed on Nasdaq must be composed of “independent directors.” An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Adolfo Rios, Martha (Stormy) L. Byorum, and Rodrigo Lebois Mateos are independent directors under the Nasdaq rules and Rule 10A-3 of the Exchange Act. Our independent directors hold regularly scheduled meetings at which only independent directors are present.

Audit Committee

Effective March 13, 2018, we established an audit committee of the board of directors, which consists of Mr. Rios (chairman), Mr. Lebois and Ms. Byorum, each of whom is an independent director under the Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommend to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Expert on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq listing standards. Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Rios qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective March 13, 2018, we have established a nominating committee of the board of directors, which consists of Ms. Byorum (chairman), Mr. Rios and Mr. Lebois, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that the persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

Effective as of March 13, 2018, we established a compensation committee of the board of directors, which consists of Mr. Lebois (chairman), Mr. Rios and Ms. Byorum, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Notwithstanding the foregoing, as indicated below, other than the $10,000 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2018, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

On March 13, 2018, our board of directors adopted a code of ethics that applies to our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that governs aspects of our business. We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to Opes Acquisition Corp., Park Plaza Torre I, Javier Barros Sierra 540, Of. 103, Col. Santa Fe, 01210 Mexico City, Mexico

ITEM 11. EXECUTIVE COMPENSATION

None of our executive officers or directors has received any compensation (cash or non-cash) for services rendered to us. No compensation of any kind, including finder’s and consulting fees, will be paid to holders of founder shares, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of an initial business combination other than (i) repayment of loans made to us prior to our initial public offering by our officers and directors to cover offering-relating and organization expenses and (ii) and payment to an affiliate of our sponsor a fee of $10,000 per month for providing us with office space and certain office and administrative services. Individuals will also be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will approve all such reimbursements.

After the consummation of our initial business combination, directors or members of our management team who remain in one of those capacities may be paid director, consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee consisting solely of independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business although we do not believe that the ability of our management to remain with us after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of December 31, 2018, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of Warrants as such securities are not exercisable or convertible within 60 days.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class

José Antonio Cañedo White (2)	945,937	6.38%
Gonzalo Gil White (2)	1,231,562	8.31%
Adolfo Rios Olivier	0	0
Martha (Stormy) L. Byorum	0	0
Jack Landsmanas Stern *	0	0
Miguel Angel Villegas Vargas	0	0
Rodrigo Lebois Mateos (3)	1,142,500	7.71%
All directors and executive officers as a group (seven individuals)	2,374,062	16.02%

Greater than 5% Beneficial Owners
LB&B S.A. de C.V. (4)	1,142,500	7.71%
Axis Public Ventures S. de R.L. de C.V.	945,937	6.38%
Lion Point Capital (5)	825,000	6.4%
Polar Asset Management Partners Inc. (6)	1,480,000	9.99%
Weiss Asset Management LP (7)	1,033,354 (8)	6.97%

*Mr. Landsmanas Stern served as a director from July 2017 until October 2018.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Opes Acquisition Corp., Park Plaza Torre I, Javier Barros Sierra 540, Of. 103, Col. Santa Fe, 01210 Mexico City, Mexico

(2)	Includes an aggregate of 945,937 shares held by Axis Public Ventures S. de R.L. de C.V. (“Axis Public Ventures”). Messrs. José Antonio Cañedo White, Gonzalo Gil White, and Carlos Enrique Williamson share responsibility for the voting and investment decisions relating to the securities held by Axis Public Ventures.

(3)	Includes an aggregate of 1,142,500 shares held by LB&B Capital, S.A. de C.V. (“LB&B”). Mr. Lebois is the Chairman of LB&B and may be deemed to have voting and dispositive control over the shares held by LB&B.

(3)	The business address of HCG Investment Management Inc. is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada. Information derived from a Schedule 13G filed on February 11, 2019.

(4)	The business address of LB&B is Presidente Masaryk 111, Piso 5, Polanco, 11560, Mexico City, Mexico.

(5)	The business address of Lion Point Capital is 250 West 55th Street, 33rd Floor, New York, NY 10019.

(6)	The business address of Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. Information derived from a Schedule 13G filed on February 11, 2019.

(7)	The business address of Weiss Asset Management LP is 222 Berkley Street, 16th Floor, Boston, MA 02116. Information derived from a Schedule 13G/A filed on February 14, 2019.

(8)	Includes 812,555 shares beneficially owned by a private investment partnership of which BIP GP is the sole general partner. Weiss Asset Management is the sole investment manager to the partnership. WAM GP is the sole general partner of Weiss Asset Management and Andrew Weiss is the managing member of WAM GP and BIP GP.

All of the founders’ shares outstanding prior to our initial public offering were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination, or earlier if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) among our initial stockholders or to our initial stockholders’ members, officers, directors, consultants or their affiliates, (ii) to a holder's stockholders or members upon its liquidation, (iii) by bona fide gift to a member of the holder's immediate family or to a trust, the beneficiary of which is the holder or a member of the holder's immediate family, for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founders’ shares.

The private placement units, and securities contained therein, are each subject to transfer restrictions set forth in letter agreements among us and the purchasers of the private placement units. These transfer restrictions provide that such securities are not transferable or salable until 30 days after the consummation of our initial business combination; provided, however, that the transfer restrictions will lapse earlier if following the completion of our initial business combination we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. During the lockup period, the only permitted transfers are (i) amongst our officers, directors and employees, (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death in the case of individuals or pursuant to applicable law or organizational documents upon dissolution in the case of entities, (iv) pursuant to a qualified domestic relations order, (v) by certain pledges to secure obligations incurred in connection with purchases of our securities, (vi) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased or (vii) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause (vii) or with our prior consent) where the transferee agrees to the terms of the transfer restrictions and the letter agreement being signed by the transferor.

Lion Point Capital has also entered into a contingent forward purchase agreement with us to purchase, in a private placement for aggregate gross proceeds of $30,000,000, to occur concurrently with the consummation of our initial business combination, 3,000,000 of our units at $10.00 per unit, on substantially the same terms as the sale of units in our initial public offering. The funds from the sale of these units may be used as part of the consideration to the sellers in the initial business combination; any excess funds may be used for the working capital needs of the post-transaction company. This agreement is independent of the percentage of stockholders electing to redeem their public shares and may provide us with an increased minimum funding level for the initial business combination. The contingent forward purchase agreement is subject to conditions, including Lion Point Capital giving us its irrevocable written consent to purchase the units no later than five days after we notify them of our intention to meet to consider entering into a definitive agreement for a proposed business combination. Lion Point Capital granting its consent to the purchase is entirely within its sole discretion. Accordingly, if it does not consent to the purchase, it will not be obligated to purchase the units.

Equity Compensation Plans

As of December 31, 2018, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

In connection with our organization, we issued 2,875,000 shares of common stock to Axis Public Ventures for $25,000 in cash, at a purchase price of approximately $0.01 per share, in connection with our organization. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Axis Public Ventures subsequently transferred some of its shares to our other initial stockholders.

All of the founders’ shares outstanding prior to the date of this prospectus will be placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination, or earlier if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) among our initial stockholders or to our initial stockholders’ members, officers, directors, consultants or their affiliates, (ii) to a holder's stockholders or members upon its liquidation, (iii) by bona fide gift to a member of the holder's immediate family or to a trust, the beneficiary of which is the holder or a member of the holder's immediate family, for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founders’ shares.

Advances and Promissory Notes

An affiliate of our sponsor advanced in an aggregate amount of $67,013 and loaned us an aggregate amount of $122,839 pursuant to a promissory note. The advances and notes were non-interest bearing. Due to the short-term nature of these advances and notes, the fair value of the advances and notes approximated their carrying amount. The Company fully repaid these amounts on March 16, 2018.

Administrative Service Fee

We currently maintain our executive offices at Park Plaza Torre I, Javier Barros Sierra 540, Of. 103, Col. Santa Fe, 01210 México City, México. The cost for this space is included in the $10,000 per-month fee that an affiliate of our sponsor charges us for general and administrative services pursuant to a letter agreement between us and our sponsor. During the year ended December 31, 2018, we incurred $95,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses.

Private Units

Simultaneously with the consummation of the initial public offering, we consummated the private placement of 400,000 private placement units at a price of $10.00 per private placement unit, generating gross proceeds of $4,000,000. The private placement units were purchased by Axis Public Ventures, Lion Point, and the other initial stockholders. On March 20, 2018, in connection with the underwriters’ exercise of their overallotment option in full, we consummated the sale of an additional 45,000 private placement units to Axis Public Ventures, Lion Point, and our other initial stockholders, each at a purchase price of $10.00 per unit, generating additional gross proceeds of $450,000.

Our sponsor and initial stockholders have the right to require us to register the private placement units for resale, as described below under “—Registration Rights”. We will bear the costs and expenses of filing any such registration statements. The private placement warrants are non-redeemable so long as they are held by our initial stockholders or their permitted transferees. The private placement warrants may also be exercised by our initial stockholders or their permitted transferees, for cash or on a cashless basis. Other than as stated above, the private placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in our initial public offering.

We also sold a unit purchase option to purchase up to 750,000 units to EarlyBirdCapital for a purchase price of $100. The unit purchase option is exercisable at $10.00 per unit (for an aggregate exercise price of $7,500,000), beginning on the consummation of our initial business combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on March 17, 2023. We also entered into a contingent forward purchase contract with Lion Point, wherein Lion Point agreed to purchase in a private placement to occur concurrently with the consummation of our initial business combination 3,000,000 units at $10.00 per unit, for aggregate gross proceeds of $30,000,000.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial business combination and working capital expenses, our initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. We believe the purchase price of these units will approximate the fair value of such units when issued. However, if it is determined, at the time of issuance, that the fair value of such units exceeds the purchase price, we would record compensation expense for the excess of the fair value of the units on the day of issuance over the purchase price in accordance with ASC 718 — Compensation — Stock Compensation.

Registration Rights

The holders of the founder shares and the holders of the private placement units (including securities contained therein) that may be issued upon conversion of working capital loans will have the right to require us to register under the Securities Act a sale of any of our securities held by them pursuant to a registration rights agreement. These holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founders’ shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private units and units issued to our sponsor, officers, directors or their affiliates in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Policy

Our Code of Ethics, which we adopted upon consummation of our initial public offering, requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions on the type of target business we are seeking to acquire, or an independent accounting firm, and that is reasonably acceptable to EarlyBirdCapital, that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors, special advisors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq rules require that a majority of the board of directors of a company listed on Nasdaq must be composed of “independent directors.” An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Adolfo Rios, Martha (Stormy) L. Byorum, and Rodrigo Lebois Mateos are independent directors under the Nasdaq rules and Rule 10A-3 of the Exchange Act. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the year ended December 31, 2018 and for the period from July 24, 2017 (inception) through December 31, 2017, audit fees for our independent registered public accounting firm were $84,460 and $25,000, respectively.

Audit-Related Fees

We did not pay our independent registered public accounting firm for consultations concerning financial accounting and reporting standards during the year ended December 31, 2018 and for the period from July 24, 2017 (inception) through December 31, 2017.

Tax Fees

We did not pay our independent registered public accounting firm for tax services during the year ended December 31, 2018 and for the period from July 24, 2017 (inception) through December 31, 2017.

All Other Fees

We did not pay our independent registered public accounting firm for other services for the year ended December 31, 2018 and for the period from July 24, 2017 (inception) through December 31, 2017.

Audit Committee Approval

Since our audit committee was not formed until March 13, 2018, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Securities Exchange Act, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this annual report.

Exhibit No.	Description

1.1	Business Combination Marketing Agreement between the Registrant and EarlyBirdCapital, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 15, 2018).
3.1	Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-223106) filed on March 8, 2018).
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 15, 2018).

3.3	Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-223106) filed on March 8, 2018).
4.1	Specimen Unit Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-223106) filed on March 8, 2018).
4.2	Specimen Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-223106) filed on March 8, 2018).
4.3	Specimen Warrant Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-223106) filed on March 8, 2018).
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2018).
10.1	Form of Letter Agreement among the Registrant, the sponsor, each initial stockholder, and the Registrant’s officers and directors (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-223106) filed on March 8, 2018).).
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2018).
10.3	Escrow Agreement between the Company, Continental Stock Transfer & Trust Company, and the initial stockholders (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2018).
10.5	Registration Rights Agreement among the Registrant and the Initial Stockholders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2018).
10.6	Form of Subscription Agreement for the private units (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-223106) filed on March 8, 2018).
10.7	Administrative Services Agreement between Axis Management S.A. de C.V. and the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2018).
10.8	Forward Purchase Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-223106) filed on March 8, 2018).
14	Form of Code of Ethics (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-223106) filed on March 8, 2018).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document	Herewith
101.SCH	XBRL Taxonomy Extension Schema	Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

ITEM 16. FORM 10-K SUMMARY

None.

OPES ACQUISTION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Opes Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Opes Acquisition Corp. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2018 and for the period from July 24, 2017 (inception) through December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and for the period from July 24, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2018 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/ s/ Marcum LLP

We have served as the Company's auditor since 2017.

Marcum llp
New York, NY
April 1, 2019

OPES ACQUISTION CORP

BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$205,638	$22,002
Prepaid expenses	89,095	—
Total Current Assets	294,733	22,002

Deferred offering costs	—	143,199
Marketable securities held in Trust Account	117,740,109	—
Total Assets	$118,034,842	$165,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Account payable and accrued expenses	$256,301	$1,038
Income taxes payable	14,852	—
Accrued offering costs	—	17,500
Promissory note – related party	—	122,839
Total Current Liabilities	271,153	141,377

Commitments

Common stock subject to possible redemption, 11,030,442 and -0- shares at redemption value as of December 31, 2018 and 2017, respectively	112,763,686	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,789,558 and 2,875,000 issued and outstanding (excluding 11,030,442 and -0- shares subject to possible redemption) as of December 31, 2018 and 2017, respectively	379	288
Additional paid-in capital	3,979,089	24,712
Retained earnings/(Accumulated deficit)	1,020,535	(1,176)
Total Stockholders’ Equity	5,000,003	23,824
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118,034,842	$165,201

The accompanying notes are an integral part of the financial statements.

OPES ACQUISTION CORP

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2018	For the Period from July 24, 2017 (inception) thru December 31, 2017

Operating costs	$553,546	$1,176
Loss from operations	(553,546)	(1,176)

Other income:
Interest income	1,871,405	—
Unrealized loss on marketable securities held in Trust Account	(19,398)	—
Other income, net	1,852,007	—

Income (loss) before provision for income taxes	1,298,461	(1,176)
Provision for income taxes	(276,750)	—
Net income (loss)	$1,021,711	$(1,176)

Weighted average shares outstanding, basic and diluted (1)	3,499,414	2,500,000

Basic and diluted net loss per common share (2)	$(0.17)	$—

(1)	Excludes an aggregate of up to 11,030,442 shares subject to possible redemption at December 31, 2018 and 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised at December 31, 2017

(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to possible redemption of $1,607,478 for the year ended December 31, 2018.

The accompanying notes are an integral part of the financial statements.

OPES ACQUISTION CORP

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – July 24, 2017 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	2,875,000	288	24,712	—	25,000

Net loss	—	—	—	(1,176)	(1,176)

Balance – December 31, 2017	2,875,000	288	24,712	(1,176)	23,824

Sale of 11,500,000 Units, net of underwriting discounts and offering expenses	11,500,000	1,150	112,266,904	—	112,268,054

Sale of 445,000 Private Placement Units	445,000	45	4,449,955	—	4,450,000

Proceeds from the sale of unit purchase option	—	—	100	—	100

Common stock subject to possible redemption	(11,030,442)	(1,104)	(112,762,582)	—	(112,763,686)

Net income	—	—	—	1,021,711	1,021,711

Balance – December 31, 2018	3,789,558	$379	$3,979,089	$1,020,535	$5,000,003

The accompanying notes are an integral part of the financial statements.

OPES ACQUISTION CORP

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from July 24, 2017 (inception) thru December 31,
	2018	2017

Cash Flows from Operating Activities:
Net income (loss)	$1,021,711	$(1,176)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,871,405)	—
Unrealized loss on marketable securities held in Trust Account	19,398	—
Changes in operating assets and liabilities:
Prepaid expenses	(89,095)	—
Accounts payable and accrued expenses	255,263	1,038
Income taxes payable	14,852	—
Net cash used in operating activities	(649,276)	(138)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,150,000)	—
Withdrawal from Trust Account to pay for income taxes and franchise fees	261,898	—
Net cash used in investing activities	(115,888,102)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial stockholders	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000	—
Proceeds from sale of Private Placement Units	4,450,000	—
Proceeds from Unit Purchase Option	100	—
Advances from related party	67,013	—
Repayment of advances from related party	(67,013)	—
Proceeds from promissory note – related party	—	122,839
Repayment of promissory note – related party	(122,839)	—
Payment of offering costs	(306,247)	(125,699)
Net cash provided by financing activities	116,721,014	22,140

Net Change in Cash	183,636	22,002
Cash – Beginning	22,002	—
Cash – Ending	$205,638	$22,002

Supplemental cash flow information:
Cash paid for income taxes	$261,898	$—

Non-cash investing and financing activities:
Initial classification of common stock subject to redemption	$111,741,988	$—
Change in value of common stock subject to redemption	$1,021,698	$—
Offering costs included in accrued offering costs	$—	$17,500

The accompanying notes are an integral part of the financial statements.

OPES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018

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

All activity through December 31, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target business for a Business Combination.

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

Transaction costs amounted to $2,731,946, consisting of $2,300,000 of underwriting fees and $431,946 of other costs. As of December 31, 2018, $205,638 of cash was held outside of the Trust Account and is available for working capital purposes.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018

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

The Initial Stockholders have (i) waived their redemption rights with respect to Founder Shares, Placement Shares and any Public Shares they may acquire during or after the Initial Public Offering in connection with the consummation of a Business Combination, (ii) waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Placement Shares if the Company fails to consummate a Business Combination within the Combination Period and (iii) agreed that they will not propose any amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect Public Stockholders’ ability to convert or sell their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period unless the Company provides the Public Stockholders with the opportunity to redeem their shares in conjunction with any such amendment. However, the Initial Stockholders will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination or liquidates within the Combination Period.

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

OPES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 2. LIQUIDITY AND GOING CONCERN

As of December 31, 2018, the Company had $205,638 in its operating bank accounts, $117,740,109 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $199,734, which excludes franchise and income taxes payable as these amounts can be paid from the interest earned in the Trust Account. As of December 31, 2018, approximately $1,610,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

OPES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018 and 2017.

Marketable securities held in Trust Account

At December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the year ended December 31, 2018, the Company withdrew $261,898 of interest income from the Trust Account to pay its income tax obligations.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

OPES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2018 and 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state, city and foreign taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state, city and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at December 31, 2017 at the new rate. The Company completed its analysis which resulted in no material changes to the financial statements.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 11,945,000 shares of common stock and (2) 750,000 shares of common stock and warrants to purchase 750,000 shares of common stock in the unit purchase option sold to the underwriters and their designees, in the calculation of diluted loss per share, since the exercise of the warrants and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of net income (loss) per common share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Year Ended	For the Period from July 24, 2017 (inception) thru
	December 31, 2018	December 31, 2017
Net income (loss)	$1,021,711	$(1,176)
Less: Income attributable to shares subject to redemption	(1,607,478)	—
Adjusted net loss	$(585,767)	$(1,176)

Weighted average shares outstanding, basic and diluted	3,499,414	2,500,000

Basic and diluted net loss per share	$(0.17)	$(0.00)

OPES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In November 2017, the Company issued an aggregate of 2,875,000 shares of common stock (“Founder Shares”) to Axis Public Ventures for an aggregate purchase price of $25,000. On March 9, 2018, Axis Public Ventures transferred 2,012,500 Founder Shares to the other Initial Stockholders for the same price originally paid for such shares. The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders did not purchase any Public Shares in the Proposed Offering and excluding the Placement Shares). On March 20, 2018, as a result of the underwriters’ election to exercise their over-allotment option in full, 375,000 Founder’s Shares are no longer subject to forfeiture.

OPES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018

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

Related Party Advances

During the year ended December 31, 2018, the Company received an aggregate of $67,013 in advances from an affiliate of the Sponsor for costs associated with the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. The Company repaid the advances in full, and accordingly, as of December 31, 2018, there were no advances outstanding.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on March 13, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. During the year ended December 31, 2018, the Company incurred $95,000 in fees for these services, which such amount is included in operating costs in the accompanying statements of operations and of which $95,000 is included in accounts payable and accrued expenses in the accompanying balance sheet at December 31, 2018.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock

On March 13, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2018 and 2017, there were no shares of preferred stock issued or outstanding.

Common Stock

On March 13, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2018 and 2017, there were 3,789,558 and 2,875,000 shares of common stock issued and outstanding, excluding 11,030,442 and -0- shares of common stock subject to possible redemption, respectively.

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

OPES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018

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

OPES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 9. INCOME TAX

The Company’s provision for income taxes was deemed to be immaterial as of December 31, 2017.

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2018 and 2017.

The income tax provision for the year ended December 31, 2018 consists of the following:

Federal
Current	$276,750
Deferred	(4,074)

State
Current	$—
Deferred	—
Other	4,074
Income tax provision	$276,750

As of December 31, 2018, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2018 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Other	0.3%

Income tax provision	21.3%

OPES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination.

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2018 and 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$117,740,109	$—

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April 2019.

OPES ACQUISITION CORP.

By:	/s/ José Antonio Cañedo White
José Antonio Cañedo White
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ José Antonio Cañedo White	Chief Executive Officer	April 1, 2019
José Antonio Cañedo White	(Principal Executive Officer)

/s/ Miguel Angel Villegas Vargas	Chief Financial Officer	April 1, 2019
Miguel Angel Villegas Vargas	(Principal financial and accounting officer)

/s/ Gonzalo Gil White	Chairman of the Board	April 1, 2019
Gonzalo Gil White

/s/ Adolfo Rios Olivier	Director	April 1, 2019
Adolfo Rios Olivier

/s/ Martha (Stormy) Byorum	Director	April 1, 2019
Martha (Stormy) Byorum

/s/ Rodrigo Lebois Mateos	Director	April 1, 2019
Rodrigo Lebois Mateos