Form 10-Q
period 2019-03-31
Opes Acquisition Corp.
filed 2019-05-15
CIK 1723580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock and one redeemable warrant	OPESU	The Nasdaq Stock Market LLC
Common stock, par value $0.0001 per share	OPES	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share	OPESW	The Nasdaq Stock Market LLC

As of May 15, 2019, 14,820,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

OPES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

OPES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash	$136,402	$205,638
Prepaid expenses	102,500	89,095
Total Current Assets	238,902	294,733

Marketable securities held in Trust Account	118,266,219	117,740,109
Total Assets	$118,505,121	$118,034,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Account payable and accrued expenses	$220,320	$256,301
Income taxes payable	140,501	14,852
Total Current Liabilities	360,821	271,153

Other long-term liabilities	370	—
Total Liabilities	361,191	271,153

Commitments

Common stock subject to possible redemption, 11,019,667 and 11,030,442 shares at redemption value as of March 31, 2019 and December 31, 2018, respectively	113,143,921	112,763,686

Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,800,333 and 3,789,558 issued and outstanding (excluding 11,019,667 and 11,030,442 shares subject to possible redemption) as of March 31, 2019 and December 31, 2018, respectively	380	379
Additional paid-in capital	3,598,853	3,979,089
Retained earnings	1,400,776	1,020,535
Total Stockholders’ Equity	5,000,009	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118,505,121	$118,034,842

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Operating costs	$181,150	$69,458
Loss from operations	(181,150)	(69,458)

Other income:
Interest income	685,649	83,293
Unrealized gain on marketable securities held in Trust Account	1,761	14,582
Other income	687,410	97,875

Income before provision for income taxes	506,260	28,417
Provision for income taxes	(126,019)	(5,968)
Net income	$380,241	$22,449

Weighted average shares outstanding, basic and diluted (1)	3,789,558	2,690,740

Basic and diluted net loss per common share (2)	$(0.03)	$(0.01)

(1)	Excludes an aggregate of up to 11,019,667 and 11,061,794 shares subject to redemption at March 31, 2019 and 2018, respectively.
(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to redemption of $490,015 and $40,310 for the three months ended March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	3,789,558	$379	$3,979,089	$1,020,535	$5,000,003

Change in value of common stock subject to redemption	10,775	1	(380,236)	—	(380,235)

Net income	—	—	—	380,241	380,241

Balance – March 31, 2019 (unaudited)	3,800,333	$380	$3,598,853	$1,400,776	$5,000,009

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2018	2,875,000	$288	$24,712	$(1,176)	$23,824

Sale of 11,500,000 Units, net of underwriting discounts and offering expenses	11,500,000	1,150	112,266,904	—	112,268,054

Sale of 445,000 Private Placement Units	445,000	45	4,449,955	—	4,450,000

Proceeds from the sale of unit purchase option	—	—	100	—	100

Common stock subject to possible redemption	(11,061,794)	(1,107)	(111,763,319)	—	(111,764,426)

Net income	—	—	—	22,449	22,449

Balance – March 31, 2018 (unaudited)	3,758,206	$376	$4,978,352	$21,273	$5,000,001

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Cash Flows from Operating Activities:
Net income	$380,241	$22,449
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(685,649)	(83,293)
Unrealized gain on marketable securities held in Trust Account	(1,761)	(14,582)
Deferred tax provision	370	—
Changes in operating assets and liabilities:
Prepaid expenses	(13,405)	(32,900)
Accounts payable and accrued expenses	(35,981)	58,913
Income taxes payable	125,649	5,968
Net cash used in operating activities	(230,536)	(43,445)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	161,300	—
Investment of cash in Trust Account	—	(116,150,000)
Net cash provided by (used in) investing activities	161,300	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	112,700,000
Proceeds from sale of Private Placement Units	—	4,450,000
Proceeds from Unit Purchase Option	—	100
Advances from related party	—	67,013
Repayment of advances from related party	—	(67,013)
Repayment of promissory note – related party	—	(122,839)
Payment of offering costs	—	(296,247)
Net cash provided by financing activities	—	116,731,014

Net Change in Cash	(69,236)	537,569
Cash – Beginning	205,638	22,002
Cash – Ending	$136,402	$559,571

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$111,741,988
Change in value of common stock subject to possible redemption	$380,235	$22,438

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
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

All activity through March 31, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target business for a Business Combination.

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

Transaction costs amounted to $2,731,946, consisting of $2,300,000 of underwriting fees and $431,946 of other costs. As of March 31, 2019, $136,402 of cash was held outside of the Trust Account and is available for working capital purposes.

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
MARCH 31, 2019
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

The Initial Stockholders have (i) waived their redemption rights with respect to Founder Shares, Placement Shares and any Public Shares they may acquire, (ii) waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Placement Shares if the Company fails to consummate a Business Combination within the Combination Period and (iii) agreed that they will not propose any amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect Public Stockholders’ ability to convert or sell their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period unless the Company provides the Public Stockholders with the opportunity to redeem their shares in conjunction with any such amendment. However, the Initial Stockholders will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination or liquidates within the Combination Period.

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of March 31, 2019, the Company had $136,402 in its operating bank accounts, $118,266,219 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $68,582, which excludes franchise and income taxes payable as these amounts can be paid from the interest earned in the Trust Account. As of March 31, 2019, approximately $2,134,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 1, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2019 and December 31, 2018.

Marketable securities held in Trust Account

At March 31, 2019 and December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the three months ended March 31, 2019, the Company withdrew an aggregate of $161,300 of interest income from the Trust Account to pay its franchise tax obligations.

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

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effective tax rate differs from the statutory tax rate of 21% due to permanent differences.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2019 and December 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2019 and December 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 11,945,000 shares of common stock and (2) 750,000 shares of common stock and warrants to purchase 750,000 shares of common stock in the unit purchase option sold to the underwriters and their designees, in the calculation of diluted loss per share, since the exercise of the warrants and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$380,241	$22,449
Less: Income attributable to shares subject to redemption	(490,015)	(40,310)
Adjusted net loss	$(109,774)	$(17,861)

Weighted average shares outstanding, basic and diluted	3,789,558	2,690,740

Basic and diluted net loss per share	$(0.03)	$(0.01)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2019 and December 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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
MARCH 31, 2019
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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on March 13, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. During the three months ended March 31, 2019 and 2018, the Company incurred $30,000 and $5,000 in fees for these services, respectively. At March 31, 2019 and December 31, 2018, $125,000 and $95,000 are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock

On March 13, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

On March 13, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 3,800,333 and 3,789,558 shares of common stock issued and outstanding, excluding 11,019,667 and 11,030,442 shares of common stock subject to possible redemption, respectively.

Warrants

The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2019	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$118,266,219	$117,740,109

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

For the three months ended March 31, 2019, we had net income of $380,241, which consists of interest income on marketable securities held in the Trust Account of $685,649, and an unrealized gain on marketable securities held in our Trust Account of $1,761, offset by operating costs of $181,150 and a provision for income taxes of $126,019.

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

Liquidity and Capital Resources

As of March 31, 2019, we had marketable securities held in the Trust Account of $118,266,219 (including approximately $2,134,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2019, we have withdrawn $423,198 of interest earned on the Trust Account to pay for our franchise and income tax obligations, of which $161,300 was withdrawn during the three months ended March 31, 2019.

For the three months ended March 31, 2019, cash used in operating activities was $230,536. Net income $380,241 was impacted by interest earned on marketable securities held in the Trust Account of $685,649, an unrealized gain on marketable securities held in our Trust Account of $1,761 and a deferred tax provision of $370. Changes in operating assets and liabilities provided $76,263 of cash from operating activities.

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

As of March 31, 2019, we had $136,402 in cash and working capital of $68,582, which excludes franchise and income taxes payable as these amounts can be paid from the interest earned on the Trust Account. We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of a business combination. Until the consummation of a business combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net loss per common share

We apply the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2019, we were not subject to any market or interest rate risk. Upon the consummation of our Initial Public Offering, the proceeds held in the Trust Account may be invested only in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OPES ACQUISITION CORP.

Date: May 15, 2019	By:	/s/ José Antonio Cañedo White
	Name:	José Antonio Cañedo White
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Miguel Angel Villegas
	Name:	Miguel Angel Villegas
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

