Form 10-K/A
period 2018-12-31
Opes Acquisition Corp.
filed 2019-08-05
CIK 1723580

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission File Number: 001-38417

OPES ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	81-2418815
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Park Plaza Torre I, Javier Barros Sierra 540, Of. 103 Col. Santa Fe, Mexico City, Mexico	01210
(Address of Principal Executive Offices)	(Zip Code)

+52 (55) 5992-8300

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Units, each consisting of one share of common stock and one redeemable warrant	OPESU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	OPES	The Nasdaq Stock Market LLC
Redeemable Warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share	OPESW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the common stock held by non-affiliates of the registrant at June 29, 2018 using our closing price on June 30, 2018, our most recent second quarter, was $35,678,018.

As of June 30, 2018 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates was approximately $111,550,000 (based on a closing price of $9.70 per share).

As of March 29, 2019, there were 14,820,000 shares of common stock, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Opes Acquisition Corp. (the “Company”, “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019 (the “Original Filing”). We are filing this Amendment No. 1 to include information which was inadvertently omitted from Item 10 of Part III “Directors and Officers” of the Original Filing. This Amendment amends and restates Item 10 of Part III in its entirety. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment. Item 15 has been amended to reflect the filing of such certifications herewith.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

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

José Antonio Cañedo White has served as our Chief Executive Officer since July 2017. Mr. Cañedo White has served as a Managing Partner of Axis Capital Management (“Axis”) since 1990, overseeing the firm’s principal investment and trading activities. Under Mr. Cañedo White’s leadership, Axis served as in-house merchant bank for Grupo Televisa, S.A. (“Grupo Televisa”), the largest Spanish-speaking media company in the world and Mexico’s largest television company, from 1990 to 1997, providing M&A and corporate finance advisory services. During his involvement with Groupo Televisa, Mr. Cañedo White served as Chairman of the Board of Grupo Televicentro, S.A. de C.V. (“Grupo Televicentro”), Grupo Televisa’s controlling holding company, from 1993 to 1997, and Grupo Video Visa, S.A. de C.V. (“Grupo Video Visa”), the largest video distributor in Mexico at the time, from 1993 to 1994. Previously, Mr. Cañedo White served as Head of Investment Banking for Nacional Financiera (“Nafinsa”), the Mexican government’s premier development bank, from 1988 to 1990. From 1989 to 1990, he was a member of the governing board of the Comision Nacional Bancaria y de Valores (“CNBV”), Mexico’s national securities and banking commission, Mexico’s regularly equivalent of the SEC. Mr. Cañedo White is Chairman of the Board of Integradora de Servicios Petroleros Oro Negro, SAPI de C.V. (“ISPON”), an entity affiliated with Axis. ISPON filed a voluntary petition for restructuring in Mexico on September 11, 2017 and initiated a parallel restructuring proceeding in the United States in April 2018. Mr. Cañedo White also held board positions in several Mexican companies including Celanese Mexicana, S.A., an industrial chemical company, Cementos Guadalajara, S.A. de C.V., a major cement manufacturer, and Coronado, S.A. de C.V., a consumer products company for which he served as Chairman of the Board until the sale of the company to Grupo Bimbo. Mr. Cañedo White graduated with a degree in Business Administration from Universidad Anahuac. Mr. Cañedo White is the cousin of Mr. Gil White. We believe Mr. Cañedo White is well-qualified to serve as a member of the board due to his business experience and contacts.

Gonzalo Gil White has served as our Chairman of the Board since July 2017. Mr. Gil White has served as a Managing Partner and CEO of Axis since 2012. Mr. Gil White was the CEO and a Director of ISPON and sole administrator of Perforadora Oro Negro, S. de R.L. de C.V. (“Perforadora” and together with ISPON, “Oro Negro”) a wholly-owned subsidiary of ISPON from its inception in 2012 until June 2019. Oro Negro filed a voluntary petition for restructuring in Mexico on September 11, 2017 and initiated a parallel restructuring proceeding in the United States in April 2018. Mr. Gil White has also served as President of the Executive Committee and Founding Partner of Navix de Mexico, a Mexican finance company, since 2007. Prior to founding Oro Negro, Mr. Gil White served as the CEO of Navix from 2007 to 2012. During his tenure, Mr. Gil White positioned Navix as a leading non-regulated financial intermediary; launched multiple credit-driven strategies; pioneered private securitization transactions of consumer loans; issued the first credit-focused development capital certificates (CKD) in the Mexican stock exchange and established a Partnership Product Program with a leading global financial institution to underwrite structured credit in multiple asset classes. Prior to launching Navix, Mr. Gil White established several funding vehicles, such as Navitas Investments and Arto Holdings, which have financed more than $1.5 billion in projects in the oil and gas industry since 2005. Previously, Mr. Gil White worked at Equity Group Investments, the investment arm of Sam Zell, where he was Vice-President for Latin America and oversaw corporate and real estate investments throughout the region. Mr. Gil White received a Masters in Business Administration degree from Stanford Graduate School of Business and a law degree from Instituto Tecnológico Autónomo de México (ITAM). Mr. Gil White is the cousin of Mr. Cañedo White. We believe Mr. Gil White is well-qualified to serve as a member of the board due to his business experience and contacts.

Miguel Angel Villegas Vargas has served as our Chief Financial Officer since December 2017. Mr. Villegas served as Chief Financial Officer and member of the board at ISPON from 2014 until May 2019 and served as its Vice President of Investments from 2013 to 2014. ISPON filed a voluntary petition for restructuring in Mexico on September 11, 2017 and initiated a parallel restructuring proceeding in the United States in April 2018. He also served as a member of the board of Navigatis Radiance Pte Ltd, a company that owns, operates and manages offshore support vessels, from January 2017 until June 2019. Since September 2017, Mr. Villegas has served as a member of the board of Navix de Mexico, a private specialty finance company, where he also was a Senior Originator Associate from 2009 to 2011. Navigatis and Navix are companies affiliated to our sponsor, Axis Management S.A. de C.V. Prior to that, Mr. Villegas worked for Citigroup as Relationship Manager and Credit Analyst from 2005 to 2009. Mr. Villegas received a Bachelor of Arts in Financial Management, summa cum laude, from the Instituto Tecnológico y de Estudios Superiores de Monterrey and an M.B.A. from Wharton Business School.

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

Code of Ethics

On March 13, 2018, our board of directors adopted a code of ethics that applies to our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that governs aspects of our business. We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to Opes Acquisition Corp., Park Plaza Torre I, Javier Barros Sierra 540, Of. 103, Col. Santa Fe, 01210 Mexico City, Mexico

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following Exhibits are filed as part of this annual report:

1. Financial Statements. The financial statements of Opes Acquisition Corp. were previously filed with the Original Report.

2. Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable, not required, or the required information is set forth in the financial statements or notes thereto.

3. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of August 2019.

OPES ACQUISITION CORP.

By:	/s/ José Antonio Cañedo White
José Antonio Cañedo White
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ José Antonio Cañedo White	Chief Executive Officer	August 5, 2019
José Antonio Cañedo White	(Principal Executive Officer)

/s/ Miguel Angel Villegas Vargas	Chief Financial Officer	August 5, 2019
Miguel Angel Villegas Vargas	(Principal financial and accounting officer)

/s/ Gonzalo Gil White	Chairman of the Board	August 5, 2019
Gonzalo Gil White

/s/ Adolfo Rios Olivier	Director	August 5, 2019
Adolfo Rios Olivier

/s/ Martha (Stormy) Byorum	Director	August 5, 2019
Martha (Stormy) Byorum

/s/ Rodrigo Lebois Mateos	Director	August 5, 2019
Rodrigo Lebois Mateos