Form 10-Q
period 2019-06-30
Opes Acquisition Corp.
filed 2019-08-14
CIK 1723580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2019

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

As of August 13, 2019, 14,820,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

OPES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

i

PART I - FINANCIAL INFORMATION

OPES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash	$212,162	$205,638
Prepaid expenses	60,208	89,095
Total Current Assets	272,370	294,733

Deferred tax asset	10,399	—
Marketable securities held in Trust Account	118,635,956	117,740,109
Total Assets	$118,918,725	$118,034,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Account payable and accrued expenses	$261,686	$256,301
Income taxes payable	228,800	14,852
Total Liabilities	490,486	271,153

Commitments

Common stock subject to possible redemption, 11,019,649 and 11,030,442 shares at redemption value as of June 30, 2019 and December 31, 2018, respectively	113,428,238	112,763,686

Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,800,351 and 3,789,558 issued and outstanding (excluding 11,019,649 and 11,030,442 shares subject to possible redemption) as of June 30, 2019 and December 31, 2018, respectively	380	379
Additional paid-in capital	3,314,536	3,979,089
Retained earnings	1,685,085	1,020,535
Total Stockholders’ Equity	5,000,001	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118,918,725	$118,034,842

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Operating costs	$233,367	$136,313	$414,517	$205,771
Loss from operations	(233,367)	(136,313)	(414,517)	(205,771)

Other income:
Interest income	703,004	531,520	1,388,653	614,813
Unrealized gain (loss) on marketable securities held in Trust Account	17,202	(6,976)	18,963	7,606
Other income	720,206	524,544	1,407,616	622,419

Income before provision for income taxes	486,839	388,231	993,099	416,648
Provision for income taxes	(202,530)	(81,528)	(328,549)	(87,496)
Net income	$284,309	$306,703	$664,550	$329,152

Weighted average shares outstanding, basic and diluted (1)	3,800,333	3,758,207	3,794,975	3,227,422

Basic and diluted net loss per common share (2)	$(0.04)	$(0.00)	$(0.07)	$(0.03)

(1)	Excludes an aggregate of 11,019,649 and 11,054,757 shares subject to redemption at June 30, 2019 and 2018, respectively.
(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to redemption of $448,127 and $324,004 for the three months ended June 30, 2019 and 2018, respectively, and $938,142 and $418,091 for the six months ended June 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	3,789,558	$379	$3,979,089	$1,020,535	$5,000,003

Change in value of common stock subject to possible redemption	10,775	1	(380,236)	—	(380,235)

Net income	—	—	—	380,241	380,241

Balance – March 31, 2019 (unaudited)	3,800,333	380	3,598,853	1,400,776	5,000,009

Change in value of common stock subject to possible redemption	18	—	(284,317)	—	(284,317)

Net income	—	—	—	284,309	284,309

Balance – June 30, 2019 (unaudited)	3,800,351	$380	$3,314,536	$1,685,085	$5,000,001

THREE AND SIX MONTHS ENDED JUNE 30, 2018

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2018	2,875,000	$288	$24,712	$(1,176)	$23,824

Sale of 11,500,000 Units, net of underwriting discounts and offering expenses	11,500,000	1,150	112,266,904	—	112,268,054

Sale of 445,000 Private Placement Units	445,000	45	4,449,955	—	4,450,000

Proceeds from the sale of unit purchase option	—	—	100	—	100

Common stock subject to possible redemption	(11,061,794)	(1,107)	(111,763,319)	—	(111,764,426)

Net income	—	—	—	22,449	22,449

Balance – March 31, 2018 (unaudited)	3,758,206	376	4,978,352	21,273	5,000,001

Change in value of common stock subject to possible redemption	7,307	1	(306,704)	—	(306,703)

Net income	—	—	—	306,703	306,703

Balance – June 30, 2018 (unaudited)	3,765,243	$377	$4,671,648	$327,976	$5,000,001

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018

Cash Flows from Operating Activities:
Net income	$664,550	$329,152
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,388,653)	(614,813)
Unrealized gain on marketable securities held in Trust Account	(18,963)	(7,606)
Deferred tax benefit	(10,399)	—
Changes in operating assets and liabilities:
Prepaid expenses	28,887	(29,879)
Accounts payable and accrued expenses	5,385	155,088
Income taxes payable	213,948	87,496
Net cash used in operating activities	(505,245)	(80,562)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	511,769	—
Investment of cash in Trust Account	—	(116,150,000)
Net cash provided by (used in) investing activities	511,769	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	112,700,000
Proceeds from sale of Private Placement Units	—	4,450,000
Proceeds from Unit Purchase Option	—	100
Advances from related party	—	67,013
Repayment of advances from related party	—	(67,013)
Repayment of promissory note – related party	—	(122,839)
Payment of offering costs	—	(306,247)
Net cash provided by financing activities	—	116,721,014

Net Change in Cash	6,524	490,452
Cash – Beginning	205,638	22,002
Cash – Ending	$212,162	$512,454

Supplemental cash flow information:
Cash paid for income taxes	$125,000	$—

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$111,741,988
Change in value of common stock subject to possible redemption	$664,552	$329,141

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
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

All activity through June 30, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target business for a Business Combination.

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

Transaction costs amounted to $2,731,946, consisting of $2,300,000 of underwriting fees and $431,946 of other costs. As of June 30, 2019, $212,162 of cash was held outside of the Trust Account and is available for working capital purposes.

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
JUNE 30, 2019
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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of June 30, 2019, the Company had $212,162 in its operating bank accounts, $118,635,956 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $45,216, which excludes franchise and income taxes payable as these amounts can be paid from the interest earned in the Trust Account. As of June 30, 2019, approximately $2,486,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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
JUNE 30, 2019
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 1, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2019 and December 31, 2018.

Marketable securities held in Trust Account

At June 30, 2019 and December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the six months ended June 30, 2019, the Company withdrew an aggregate of $511,769 of interest earned on the Trust Account to pay its franchise and income tax obligations.

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

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2018 due to the impact of state income taxes and for the three and six months ended June 30, 2019 due to true-up adjustments from the prior year tax returns.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2019 and December 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2019 and December 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 11,945,000 shares of common stock and (2) 750,000 shares of common stock and warrants to purchase 750,000 shares of common stock in the unit purchase option sold to the underwriters and their designees, in the calculation of diluted loss per share, since the exercise of the warrants and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$284,309	$306,703	$664,550	$329,152
Less: Income attributable to shares subject to possible redemption	(448,127)	(324,004)	(938,142)	(418,091)
Adjusted net loss	$(163,818)	$(17,301)	$(273,592)	$(88,939)

Weighted average common shares outstanding, basic and diluted	3,800,333	3,758,207	3,794,975	3,227,422

Basic and diluted net loss per common share	$(0.04)	$(0.00)	$(0.07)	$(0.03)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2019 and December 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Initial Stockholders purchased an aggregate of 400,000 Private Placement Units, at a purchase price of $10.00 per Private Placement Unit for an aggregate purchase price of $4,000,000. On March 20, 2018, the Company consummated the sale of an additional 45,000 Private Placement Units at a price of $10.00 per Private Placement Unit, which were purchased by the Sponsor, generating gross proceeds of $450,000. Each Private Placement Unit consists of one share of common stock (“Placement Share”) and one warrant (“Placement Warrant”) to purchase one share of common stock at an exercise price of $11.50. The proceeds from the sale of the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on March 13, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. During each of three months ended June 30, 2019 and 2018, the Company incurred $30,000 in fees for these services. During the six months ended June 30, 2019 and 2018, the Company incurred $60,000 and $35,000 in fees for these services, respectively. At June 30, 2019 and December 31, 2018, $155,000 and $95,000 are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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
JUNE 30, 2019
(Unaudited)

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock

On March 13, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

On March 13, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 3,800,351 and 3,789,558 shares of common stock issued and outstanding, excluding 11,019,649 and 11,030,442 shares of common stock subject to possible redemption, respectively.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

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
JUNE 30, 2019
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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2019	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$118,635,956	$117,740,109

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

For the three months ended June 30, 2019, we had net income of $284,309, which consisted of interest income on marketable securities held in the Trust Account of $703,004 and an unrealized gain on marketable securities held in our Trust Account of $17,202, offset by operating costs of $233,367 and a provision for income taxes of $202,530.

For the six months ended June 30, 2019, we had net income of $664,550, which consisted of interest income on marketable securities held in the Trust Account of $1,388,653 and an unrealized gain on marketable securities held in our Trust Account of $18,963, offset by operating costs of $414,517 and a provision for income taxes of $328,549.

For the three months ended June 30, 2018, we had net income of $306,703, which consisted of interest income on marketable securities held in the Trust Account of $531,520, offset by an unrealized loss on marketable securities held in our Trust Account of $6,976, operating costs of $136,313 and a provision for income taxes of $81,528.

For the six months ended June 30, 2018, we had net income of $329,152, which consisted of interest income on marketable securities held in the Trust Account of $614,813 and an unrealized gain on marketable securities held in our Trust Account of $7,606, offset by operating costs of $205,771 and a provision for income taxes of $87,496.

Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to general operating expenses including printing, insurance and office expenses. Until we consummate a business combination, we will have no operating revenues.

Liquidity and Capital Resources

As of June 30, 2019, we had marketable securities held in the Trust Account of $118,635,956 (including approximately $3,260,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2019, we have withdrawn $773,667 of interest earned on the Trust Account to pay for our franchise and income tax obligations.

For the six months ended June 30, 2019, cash used in operating activities was $505,245. Net income of $664,550 was offset by interest earned on marketable securities held in the Trust Account of $1,388,653, an unrealized gain on marketable securities held in our Trust Account of $18,963 and a deferred tax benefit of $10,399. Changes in operating assets and liabilities provided $248,220 of cash from operating activities.

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

As of June 30, 2019, we had $212,162 in cash and working capital of $45,216, which excludes franchise and income taxes payable as these amounts can be paid from the interest earned on the Trust Account. We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of a business combination. Until the consummation of a business combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2019, we were not subject to any market or interest rate risk. Upon the consummation of our Initial Public Offering, the proceeds held in the Trust Account may be invested only in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

OPES ACQUISITION CORP.

Date: August 14, 2019	By:	/s/ José Antonio Cañedo White
	Name:	José Antonio Cañedo White
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Miguel Angel Villegas
	Name:	Miguel Angel Villegas
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)