Form 10-Q
period 2019-09-30
Opes Acquisition Corp.
filed 2019-11-19
CIK 1723580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2019

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

As of November 19, 2019, 12,309,246 shares of common stock, par value $0.0001 per share, were issued and outstanding.

OPES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

i

PART I - FINANCIAL INFORMATION

OPES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash	$14,178	$205,638
Prepaid income taxes	71,224	—
Prepaid expenses	26,250	89,095
Total Current Assets	111,652	294,733

Deferred tax asset	21,361	—
Marketable securities held in Trust Account	95,659,596	117,740,109
Total Assets	$95,792,609	$118,034,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Account payable and accrued expenses	$314,922	$256,301
Income taxes payable	—	14,852
Total Current Liabilities	314,922	271,153

Promissory note – related party	306,935	—
Total Liabilities	621,857	271,153

Commitments

Common stock subject to possible redemption, 8,693,122 and 11,030,442 shares at redemption value as of September 30, 2019 and December 31, 2018, respectively	90,170,747	112,763,686

Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,844,125 and 3,789,558 issued and outstanding (excluding 8,693,122 and 11,030,442 shares subject to possible redemption) as of September 30, 2019 and December 31, 2018, respectively	384	379
Additional paid-in capital	2,977,836	3,979,089
Retained earnings	2,021,785	1,020,535
Total Stockholders’ Equity	5,000,005	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$95,792,609	$118,034,842

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Operating costs	$157,429	$204,577	$571,946	$410,348
Loss from operations	(157,429)	(204,577)	(571,946)	(410,348)

Other income:
Interest income	621,666	579,320	2,010,319	1,194,133
Unrealized (loss) gain on marketable securities held in Trust Account	(13,259)	(24,688)	5,704	(17,082)
Other income	608,407	554,632	2,016,023	1,177,051

Income before provision for income taxes	450,978	350,055	1,444,077	766,703
Provision for income taxes	(114,278)	(73,512)	(442,827)	(161,008)
Net income	$336,700	$276,543	$1,001,250	$605,695

Weighted average shares outstanding, basic and diluted (1)	3,800,351	3,765,243	3,796,787	3,408,666

Basic and diluted net loss per common share (2)	$(0.02)	$(0.04)	$(0.09)	$(0.07)

(1)	Excludes an aggregate of 8,693,122 and 11,051,301 shares subject to redemption at September 30, 2019 and 2018, respectively.
(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to redemption of $418,858 and $414,306 for the three months ended September 30, 2019 and 2018, respectively, and $1,342,216 and $832,267 for the nine months ended September 30, 2019 and 2018, respectively (see Note 3).

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2018	2,875,000	$288	$24,712	$(1,176)	$23,824

Sale of 11,500,000 Units, net of underwriting discounts and offering expenses	11,500,000	1,150	112,266,904	—	112,268,054

Sale of 445,000 Private Placement Units	445,000	45	4,449,955	—	4,450,000

Proceeds from the sale of unit purchase option	—	—	100	—	100

Common stock subject to possible redemption	(11,061,794)	(1,107)	(111,763,319)	—	(111,764,426)

Net income	—	—	—	22,449	22,449
Balance – March 31, 2018 (unaudited)	3,758,206	376	4,978,352	21,273	5,000,001

Change in value of common stock subject to possible redemption	7,307	1	(306,704)	—	(306,703)

Net income	—	—	—	306,703	306,703
Balance – June 30, 2018 (unaudited)	3,765,243	377	4,671,648	327,976	5,000,001

Change in value of common stock subject to possible redemption	3,456	—	(276,537)	—	(276,537)

Net income	—	—	—	276,543	276,543
Balance – September 30, 2018 (unaudited)	3,768,699	$377	$4,395,111	$604,519	$5,000,007

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	3,789,558	$379	$3,979,089	$1,020,535	$5,000,003

Change in value of common stock subject to possible redemption	10,775	1	(380,236)	—	(380,235)

Net income	—	—	—	380,241	380,241
Balance – March 31, 2019 (unaudited)	3,800,333	380	3,598,853	1,400,776	5,000,009

Change in value of common stock subject to possible redemption	18	—	(284,317)	—	(284,317)

Net income	—	—	—	284,309	284,309
Balance – June 30, 2019 (unaudited)	3,800,351	380	3,314,536	1,685,085	5,000,001

Change in value of common stock subject to possible redemption	43,774	4	(336,700)	—	(336,696)

Net income	—	—	—	336,700	336,700
Balance – September 30, 2019 (unaudited)	3,844,124	$384	$2,977,836	$2,021,785	$5,000,005

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash Flows from Operating Activities:
Net income	$1,001,250	$605,695
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,010,319)	(1,194,133)
Unrealized (gain) loss on marketable securities held in Trust Account	(5,704)	17,082
Deferred tax benefit	(21,361)	—
Changes in operating assets and liabilities:
Prepaid expenses	62,845	(159,105)
Prepaid income taxes	(71,224)
Accounts payable and accrued expenses	58,621	223,232
Income taxes payable	(14,852)	161,008
Net cash used in operating activities	(1,000,744)	(346,221)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	809,284	106,897
Cash withdrawn from Trust Account to redeeming stockholders	23,594,187	—
Investment of cash in Trust Account	(306,935)	(116,150,000)
Net cash provided by (used in) investing activities	24,096,536	(116,043,103)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	112,700,000
Proceeds from sale of Private Placement Units	—	4,450,000
Proceeds from Unit Purchase Option	—	100
Advances from related party	—	67,013
Repayment of advances from related party	—	(67,013)
Proceeds from promissory note – related party	306,935	—
Repayment of promissory note – related party	—	(122,839)
Payment of offering costs	—	(306,247)
Redemption of common stock	(23,594,187)	—
Net cash provided by financing activities	(23,287,252)	116,721,014

Net Change in Cash	(191,460)	331,690
Cash – Beginning	205,638	22,002
Cash – Ending	$14,178	$353,692

Supplemental cash flow information:
Cash paid for income taxes	$550,264	$—

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$111,741,988
Change in value of common stock subject to possible redemption	$1,001,248	$605,678

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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

All activity through September 30, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target business for a Business Combination.

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

Transaction costs amounted to $2,731,946, consisting of $2,300,000 of underwriting fees and $431,946 of other costs. As of September 30, 2019, $14,178 of cash was held outside of the Trust Account and is available for working capital purposes.

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
SEPTEMBER 30, 2019
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

The Company has until January 15, 2020 (or such later date as may be approved by stockholders) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The proceeds deposited in the Trust Account could, however, become subject to claims of creditors. Therefore, the actual per-share redemption amount could be less than $10.10.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a Business Combination agreement, reduce the amount of funds in the Trust Account below $10.10 per share. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Proposed Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On September 16, 2019, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation (the “charter”) to extend the period of time for which the Company is required to consummate a Business Combination from September 16, 2019 to November 15, 2019 (the “Extension”). In connection with the approval of the extension, stockholders elected to redeem an aggregate of 2,282,753 shares of common stock, of which the Company paid cash in the aggregate amount of $23,594,187, or approximately $10.34 per share, to redeeming stockholders. Upon the filing of the amendment of the charter, the Company deposited into the Trust Account $0.0333 for each public share that was not redeemed in connection with the Extension, or an aggregate of approximately $306,935, for such extension period. The amount deposited into the Trust Account was loaned to the Company by Lion Point. The loans are non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

On November 15, 2019, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination from November 15, 2019 to January 15, 2020 (the “Second Extension”). In connection with the approval of the Second Extension, stockholders elected to redeem an aggregate of 228,001 shares of common stock, of which the Company paid cash in the aggregate amount of $2.4 million, or approximately $10.43 per share, to redeeming stockholders. Upon the filing of the amendment of the charter, the Company deposited into the Trust Account $0.0325 for each public share that was not redeemed in connection with the Second Extension, or an aggregate of approximately $292,150, for such extension period. The amount deposited into the Trust Account was loaned to the Company by an unrelated third party. The loan is non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loan will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

NOTE 2. LIQUIDITY AND GOING CONCERN

As of September 30, 2019, the Company had $14,178 in its operating bank accounts, $95,659,596 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $222,212, which excludes prepaid income taxes and franchise and income taxes payable as the net amounts can be paid from the interest earned in the Trust Account. As of September 30, 2019, approximately $2,272,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through January 15, 2020, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 1, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019 and December 31, 2018.

Marketable securities held in Trust Account

At September 30, 2019 and December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the nine months ended September 30, 2019, the Company withdrew an aggregate of $809,284 of interest earned on the Trust Account to pay its franchise and income tax obligations.

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

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2018 due to the impact of state income taxes and for the three and nine months ended September 30, 2019 due to true-up adjustments from the prior year tax returns.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2019 and December 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2019 and December 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 11,945,000 shares of common stock and (2) 750,000 shares of common stock and warrants to purchase 750,000 shares of common stock in the unit purchase option sold to the underwriters and their designees, in the calculation of diluted loss per share, since the exercise of the warrants and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$336,700	$276,543	$1,001,250	$605,695
Less: Income attributable to shares subject to possible redemption	(418,858)	(414,306)	(1,342,216)	(832,267)
Adjusted net loss	$(82,158)	$(137,763)	$(340,966)	$(226,572)

Weighted average common shares outstanding, basic and diluted	3,800,351	3,765,243	3,796,787	3,408,666

Basic and diluted net loss per common share	$(0.02)	$(0.04)	$(0.09)	$(0.07)

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2019 and December 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on March 13, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. During each of three months ended September 30, 2019 and 2018, the Company incurred $30,000 in fees for these services. During the nine months ended September 30, 2019 and 2018, the Company incurred $90,000 and $65,000 in fees for these services, respectively. At September 30, 2019 and December 31, 2018, $185,000 and $95,000, respectively, are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

On September 16, 2019, the Company’s stockholders agreed to extend the period of time the Company has to consummate a Business Combination to November 15, 2019 and Lion Point agreed to loan the Company the funds necessary to obtain the Extension. On September 18, 2019, the Company issued an unsecured promissory note (the “Note”) in the aggregate principal amount of $306,935 to provide the Company the funds necessary to obtain the Extension. The Note is non-interest bearing and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account. As of September 30, 2019, the outstanding balance under the Note amounted to an aggregate of $306,935.

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
SEPTEMBER 30, 2019
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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock

On March 13, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

On March 13, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 3,844,125 and 3,789,558 shares of common stock issued and outstanding, excluding 8,693,122 and 11,030,442 shares of common stock subject to possible redemption, respectively.

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

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

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

Unit Purchase Option

On March 13, 2018, the Company sold EarlyBirdCapital (and its designees), for $100, an option to purchase up to 750,000 Units exercisable at $10.00 per Unit (or an aggregate exercise price of $7,500,000) commencing on the later of March 13, 2019 and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on March 17, 2023. The Units issuable upon exercise of this option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The fair value of the unit purchase option was estimated to be approximately $2,633,621 (or $3.51 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 2.65% and (3) expected life of five years. The option grants to holders demand and “piggyback” rights for periods of five and seven years, respectively, from March 13, 2018 with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2019	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$95,659,596	$117,740,109

NOTE 10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On November 15, 2019, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination from November 15, 2019 to January 15, 2020 (the “Second Extension”). In connection with the approval of the Second Extension, stockholders elected to redeem an aggregate of 228,001 shares of common stock, of which the Company paid cash in the aggregate amount of $2.4 million, or approximately $10.43 per share, to redeeming stockholders. Upon the filing of the amendment of the charter, the Company deposited into the Trust Account $0.0325 for each public share that was not redeemed in connection with the Second Extension, or an aggregate of approximately $292,150, for such extension period. The amount deposited into the Trust Account was loaned to the Company by an unrelated third party. The loan is non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loan will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

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

Recent Developments

On November 15, 2019, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to extend the period of time for which we are required to consummate a Business Combination from November 15, 2019 to January 15, 2020 (the “Second Extension”). In connection with the approval of the Second Extension, stockholders elected to redeem an aggregate of 228,001 shares of common stock, of which we paid cash in the aggregate amount of $2.4 million, or approximately $10.43 per share, to redeeming stockholders. Upon the filing of the amendment of the charter, we deposited into the Trust Account $0.0325 for each public share that was not redeemed in connection with the Second Extension, or an aggregate of approximately $292,150, for such extension period. The amount deposited into the Trust Account was loaned to us by an unrelated third party. The loan is non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loan will be forgiven if we are unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

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

For the three months ended September 30, 2019, we had net income of $336,700, which consisted of interest income on marketable securities held in the Trust Account of $621,666, offset by unrealized loss on marketable securities held in our Trust Account of $13,259, operating costs of $157,429 and a provision for income taxes of $114,278.

For the nine months ended September 30, 2019, we had net income of $1,001,250, which consisted of interest income on marketable securities held in the Trust Account of $2,010,319 and an unrealized gain on marketable securities held in our Trust Account of $5,704, offset by operating costs of $571,946 and a provision for income taxes of $442,827.

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

Liquidity and Capital Resources

As of September 30, 2019, we had marketable securities held in the Trust Account of $95,659,596 (including approximately $2,272,000 of interest income and unrealized gains) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2019, we have withdrawn $1,071,182 of interest earned on the Trust Account to pay for our franchise and income tax obligations, of which $809,284 was withdrawn during the nine months ended September 30, 2019.

For the nine months ended September 30, 2019, cash used in operating activities was $1,000,744. Net income of $1,001,250 was offset by interest earned on marketable securities held in the Trust Account of $2,010,319, an unrealized gain on marketable securities held in our Trust Account of $5,704 and a deferred tax benefit of $21,361. Changes in operating assets and liabilities provided $35,390 of cash from operating activities.

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

As of September 30, 2019, we had $14,178 in cash and working capital deficit of $222,212, which excludes prepaid income taxes and franchise and income taxes payable as the net amount can be paid from the interest earned on the Trust Account. We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of a business combination. Until the consummation of a business combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the business combination.

On September 16, 2019, our stockholders agreed to extend the period of time we had to consummate a Business Combination from September 16, 2019 to November 15, 2019 and Lion Point agreed to loan us the funds necessary to obtain the Extension. On September 18, 2019, we issued a Note, in the aggregate principal amount of $306,935, to provide us the funds necessary to obtain the Extension. The Note is non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if we are unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account. As of September 30, 2019, the outstanding balance under the Note amounted to an aggregate of $306,935.

On November 15, 2019, our stockholders agreed to further extend the period of time for which we are required to consummate a Business Combination from November 15, 2019 to January 15, 2020 (the “Second Extension”). In connection with the approval of the Second Extension, stockholders elected to redeem an aggregate of 228,001 shares of common stock, of which we paid cash in the aggregate amount of $2.4 million, or approximately $10.43 per share, to redeeming stockholders. Upon the filing of the amendment of the charter, we deposited into the Trust Account $0.0325 for each public share that was not redeemed in connection with the Second Extension, or an aggregate of approximately $292,150, for such extension period. The amount deposited into the Trust Account was loaned to us by an unrelated third party. The loan is non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loan will be forgiven if we are unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2019, we were not subject to any market or interest rate risk. Upon the consummation of our Initial Public Offering, the proceeds held in the Trust Account may be invested only in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

OPES ACQUISITION CORP.

Date: November 19, 2019	By:	/s/ David Mack
	Name:	David Mack
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ José Luis Córdova
	Name:	José Luis Córdova
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)