Form 10-K
period 2019-12-31
Opes Acquisition Corp.
filed 2020-03-30
CIK 1723580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

+52 (55) 5992-8300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Units, each consisting of one share of common stock and one redeemable warrant	OPESU	The Nasdaq Stock Market LLC

Common stock, par value $0.0001 per share	OPES	The Nasdaq Stock Market LLC

Redeemable warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share	OPESW	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒  No ☐

As of June 30, 2019 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates was approximately $118,450,000 (based on a closing price of $10.30 per share).

As of March 23, 2020, there were 7,863,069 shares of common stock, $0.0001 par value per share, outstanding.

OPES ACQUISITION CORP.

FORM 10-K

i

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

ii

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

iii

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

All activity through December 31, 2019 relates to our formation, initial public offering, and search for a target business with which to complete a prospective initial business combination.

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

On September 16, 2019, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to extend the period of time for which we were required to consummate a Business Combination from September 16, 2019 to November 15, 2019 (the “First Extension”). In connection with the approval of the First Extension, stockholders elected to redeem an aggregate of 2,282,753 shares of common stock, of which we paid cash in the aggregate amount of approximately $23.6 million, or approximately $10.34 per share, to redeeming stockholders.

On November 15, 2019, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to extend the period of time for which we are required to consummate a Business Combination from November 15, 2019 to January 15, 2020 (the “Second Extension”). In connection with the approval of the Second Extension, stockholders elected to redeem an aggregate of 228,001 shares of common stock, of which we paid cash in the aggregate amount of approximately $2.4 million, or approximately $10.43 per share, to redeeming stockholders.

On January 15, 2020, our stockholders approved a further amendment to our Amended and Restated Certificate of Incorporation to extend the period of time for which we are required to consummate a Business Combination from January 15, 2020 to March 16, 2020 (the “Third Extension”). In connection with the approval of the Third Extension, stockholders elected to redeem an aggregate of 18,133 shares of common stock, of which we paid cash in the aggregate amount of $190,800, or approximately $10.52 per share, to redeeming stockholders.

On March 16, 2020, our stockholders approved a further amendment to our Amended and Restated Certificate of Incorporation to extend the period of time for which we are required to consummate a Business Combination from March 16, 2020 to June 18, 2020 (the “Fourth Extension”). In connection with the approval of the Fourth Extension, stockholders elected to redeem an aggregate of 4,428,044 shares of common stock, of which we paid cash in the aggregate amount of $46.97 million, or approximately $10.61 per share, to redeeming stockholders.

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

Our sponsor, initial stockholders, officers, directors and/or their respective affiliates anticipate that they will identify the public stockholders with whom they may pursue privately negotiated purchases through either direct contact by the public stockholders or by our receipt of redemption requests or votes against the business combination submitted by such public stockholders following our mailing of proxy materials in connection with our initial business combination. The sellers of any shares so purchased by our sponsor, initial stockholders, officers, advisors, directors and/or their affiliates would, as part of the sale arrangement, revoke their election to redeem such shares and withdraw their vote against the business combination. The terms of such purchases would operate to facilitate our ability to consummate a proposed business combination by potentially reducing the number of shares redeemed for cash.

Conversion rights for public stockholders upon consummation of our initial business combination

We will provide our stockholders with the opportunity to redeem their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2019, the amount in the trust account is approximately $10.52 per public share. Our sponsor, officers, and directors have each agreed with respect to their founder shares and private placement shares, and any public shares held by them, to waive their respective conversion rights in connection with the consummation of our initial business combination.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of the proposed business combination, and

●	file tender offer documents with the SEC prior to consummating our initial business combination that will contain substantially the same financial and other information about the initial business combination and the conversion rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

When we conduct a tender offer to redeem our public shares upon consummation of our initial business combination, in order to comply with the tender offer rules, the offer will be made to all of our stockholders, not just our public stockholders. In connection with any such tender offer, our sponsor, officers, and directors have agreed to waive their conversion rights with respect to their founder shares, private placement shares and public shares.

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

If we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the conversion rights described above upon consummation of the initial business combination.

Further, if we seek stockholder approval, we will consummate our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. Our initial stockholders have agreed to vote their founder shares and private placement shares and any public shares held by them in favor of our initial business combination. Each public stockholder may elect to redeem its public shares, irrespective of whether it votes for or against the proposed transaction, for cash equal to its pro rata share of the aggregate amount then on deposit in the trust account, including interest but less interest released to us to pay taxes, as described below. Our sponsor, officers, and directors have agreed to waive their conversion rights with respect to their founder shares, private placement shares and public shares in connection with the consummation of a business combination.

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

Tendering stock certificates in connection with conversion rights

If we hold a stockholder meeting to approve a potential business combination, we may require our public stockholders seeking to exercise their conversion rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the meeting date or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have until two days prior to the vote on the business combination to tender its shares if it wishes to seek to exercise its conversion rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights to tender their shares. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect conversion rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the conversion rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the consummation of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivers its certificate in connection with an election of conversion rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of a business combination.

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not consummated, we may continue to try to consummate a business combination with a different target until June 18, 2020 (or such later date as may be approved by our stockholders).

Redemption of public shares and liquidation if no initial business combination

Holders of founder shares, and our officers and directors, have agreed that we will have until June 18, 2020 (or such later date as may be approved by our stockholders, the “combination period”) to complete our initial business combination. If we are unable to consummate our initial business combination during the combination period, we will distribute the aggregate amount then on deposit in the trust account (net of interest released for the payment of our tax obligations), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. If we have not consummated a business combination before the end of the combination period, or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for the payment of taxes, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor, officers, and directors have agreed to waive their conversion rights with respect to their founder shares and private placement shares (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination during the combination period and (iii) if we fail to consummate a business combination or liquidate on June 18, 2020 (or such later date as may be approved by our stockholders). Our sponsor, officers, and directors have also agreed to waive their conversion rights with respect to public shares in connection with the consummation of a business combination and in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination during the combination period. However, if our sponsor or any of our officers, directors or their affiliates acquire public shares, they will be entitled to conversion rights with respect to such public shares if we fail to consummate our initial business combination or liquidate within the required time period.

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

The proceeds deposited in the trust account could become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be less than the $10.52 per public share on deposit in the trust account (as of December 31, 2019). Under Section 281(b) of the Delaware General Corporation Law (“DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution from the trust account to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by during the combination period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we have not consummated a business combination before the end of the combination period, or earlier at the discretion of our board, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following June 18, 2020 (or such later date as may be approved by our stockholders) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not consummate a business combination during the combination period, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination during the combination period or (iii) if they redeem their respective shares for cash upon the consummation of the initial business combination. Also, our management may cease to pursue a business combination prior to the end of the combination period (our board of directors may determine to liquidate the trust account prior to such expiration if it determines, in its business judgment, that it is improbable within the remaining time to identify an attractive business combination or satisfy regulatory and other business and legal requirements to consummate a business combination). In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares for an applicable pro rata share of the trust account. Such stockholder must have also exercised its conversion rights described above.

Competition

In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash to our public stockholders who exercise their conversion rights may reduce the resources available to us for an initial business combination. In addition, the number of our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We currently maintain our executive offices at 410 Park Avenue, Suite 900, New York, NY 10022.

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

As of December 31, 2019, we had $17,862 in cash and working capital deficit of $286,557, which excludes prepaid income taxes and franchise and income taxes payable, of which such amounts will be paid from interest earned on the trust account. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

Our sponsor, officers, and directors have agreed to vote the founder shares and any private placement shares and public shares they hold in favor of our initial business combination. Our sponsor, officers, and directors own approximately 6.0% of our common stock as of the date of this annual report. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if holders of founder shares agreed to vote their founder shares, private placement shares and public shares in accordance with the majority of the votes cast by our public stockholders.

Your ability to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may consummate a business combination without seeking stockholder approval, public stockholders may not have the right to vote on the business combination unless we seek such stockholder vote. Accordingly, your ability to affect the investment decision regarding a potential business combination may be limited to exercising your conversion rights with respect to a proposed business combination.

The ability of our public stockholders to redeem their shares for cash may make us unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. Our amended and restated certificate of incorporation requires us to provide all of our stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination, although our sponsor, officers, and directors have each agreed to waive his, her or its respective conversion rights with respect to founder shares, private placement shares, and public shares, held by him, her or it in connection with the consummation of our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than the amount necessary to satisfy a closing condition as described above, or less than the $5,000,001 minimum of tangible net assets which we are required to maintain, we would not proceed with such redemption and the related business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our stockholders to exercise conversion rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the consummation of our business combination, we may redeem up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001 upon consummation of our initial business combination. However, we may be required to maintain significantly larger amounts of cash depending upon the terms of the business combination. Accordingly, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

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

The requirement that we complete a business combination by June 18, 2020 (or such later date as may be approved by our stockholders) may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate a business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate a business combination on or before June 18, 2020 (or such later date as may be approved by our stockholders). Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with it, we may be unable to identify another target business and complete a business combination with any target business. This risk will increase as we get closer to the end of the combination period. Depending upon when we identify a potential target business, we may have only a limited time to conduct due diligence and may enter into a business combination on terms that we might have rejected upon a more comprehensive investigation.

We may not be able to consummate a business combination during the combination period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination by June 18, 2020 (or such later date as may be approved by our stockholders). We may not be able to find a suitable target business and consummate a business combination within that time period. If we have not consummated a business combination before the end of the combination period, or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for the payment of taxes, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the consummation of our initial business combination; (ii) the redemption of our public shares if we are unable to consummate a business combination during the combination period, subject to applicable law; (iii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination during the combination period; or (iv) otherwise upon our liquidation or in the event our board of directors resolves to liquidate the trust account and ceases to pursue the consummation of a business combination before the end of the combination period (our board of directors may determine to liquidate the trust account prior to such expiration if it determines, in its business judgment, that it is improbable within the remaining time that we will be able to identify an attractive business combination or satisfy regulatory and other business and legal requirements to consummate a business combination). In addition, if our plan to redeem our public shares if we are unable to consummate an initial business combination by June 18, 2020 (or such later date as may be approved by our stockholders) is not consummated for any reason, Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond June 18, 2020 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination during the combination period may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following June 18, 2020 (or such later date as may be approved by our stockholders) if we do not consummate an initial business combination and, therefore, we do not intend to comply with those procedures.

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

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into a business combination will not have all of these positive attributes. If we consummate a business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their conversion rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or Nasdaq, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to obtain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share on our redemption, and our warrants will expire worthless.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (which we refer to as the Sarbanes-Oxley Act), the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (which we refer to as the Dodd-Frank Act), the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

The Sarbanes-Oxley Act requires that we maintain a system of internal controls and that we evaluate and report on such system of internal controls. In addition, once we are no longer an “emerging growth company,” we must have our system of internal controls audited. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected.  Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTY

We currently maintain our executive offices at 410 Park Avenue, Suite 900, New York, NY 10022. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

Holders

As of March 27, 2020, there were five holders of record of our units, five holders of record of our shares of common stock, and one holder of record of our warrants. We believe we have in excess of 300 beneficial holders of our securities.

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

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2019.

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

Recent Developments

On September 16, 2019, our stockholders approved the First Extension to extend the period of time for which we were required to consummate a Business Combination from September 16, 2019 to November 15, 2019. In connection with the approval of the First Extension, stockholders elected to redeem an aggregate of 2,282,753 shares of common stock, of which we paid cash in the aggregate amount of $23.6 million, or approximately $10.34 per share, to redeeming stockholders. In connection with the First Extension, we deposited into the Trust Account $0.0333 for each public share that was not redeemed in connection with the First Extension, or an aggregate of approximately $613,870, for such extension period. The amount deposited into the Trust Account was loaned to us by Lion Point. The loans are non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if we are unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

On November 15, 2019, our stockholders approved the Second Extension to extend the period of time for which we are required to consummate a Business Combination from November 15, 2019 to January 15, 2020. In connection with the approval of the Second Extension, stockholders elected to redeem an aggregate of 228,001 shares of common stock, of which we paid cash in the aggregate amount of $2.4 million, or approximately $10.43 per share, to redeeming stockholders. In connection with the Second Extension, we deposited into the Trust Account $0.0325 for each public share that was not redeemed in connection with the Second Extension, or an aggregate of approximately $584,301, for such extension period. The amount deposited into the Trust Account was loaned to us by an unrelated third party. The loan is non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loan will be forgiven if we are unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

On January 15, 2020, our stockholders approved the Third Extension to extend the period of time for which we are required to consummate a Business Combination from January 15, 2020 to March 16, 2020. In connection with the approval of the Third Extension, stockholders elected to redeem an aggregate of 18,133 shares of common stock, of which we paid cash in the aggregate amount of $190,800, or approximately $10.52 per share, to redeeming stockholders. In connection with the Third Extension, we deposited into the Trust Account $0.0325 for each public share that was not redeemed in connection with the Third Extension, or an aggregate of approximately $583,122, for such extension period. A portion of the amount deposited into the Trust Account was loaned to us by an unrelated third party ($291,561) , a portion was loaned to us by EarlyBirdCapital ($145,781) and a portion was loaned to us by Lionheart Management, LLC, an affiliate of Lion Point ($145,780). The loans are non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if we are unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

On March 16, 2020, our stockholders approved the Fourth Extension to extend the period of time for which we are required to consummate a Business Combination from March 16, 2020 to June 18, 2020. In connection with the approval of the Fourth Extension, stockholders elected to redeem an aggregate of 4,428,044 shares of common stock, of which we paid cash in the aggregate amount of $46.97 million, or approximately $10.61 per share, to redeeming stockholders. In connection with the Fourth Extension, we deposited into the Trust Account $0.03 for each public share that was not redeemed in connection with the Fourth Extension, or an aggregate of approximately $136,292, for such extension period. The amount deposited into the Trust Account was loaned to us by Lionheart Management, LLC. The loan is non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loan will be forgiven if we are unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

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

For the year ended December 31, 2019, we had net income of $1,161,764, which consisted of interest income on marketable securities held in the Trust Account of $2,409,408 and an unrealized gain on marketable securities held in our Trust Account of $8,776, offset by operating costs of $840,321 and a provision for income taxes of $416,099.

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

Liquidity and Capital Resources

As of December 31, 2019, we had marketable securities held in the Trust Account of $94,541,286 (including approximately $2,578,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2019, we have withdrawn $1,103,917 of interest earned on the Trust Account to pay for our franchise and income tax obligations, of which $842,019 was withdrawn during the year ended December 31, 2019.

For the year ended December 31, 2019, cash used in operating activities was $1,238,517. Net income of $1,161,764 was offset by interest earned on marketable securities held in the Trust Account of $2,409,408, an unrealized gain on marketable securities held in our Trust Account of $8,776 and a deferred tax benefit of $52,268. Changes in operating assets and liabilities provided $70,171 of cash from operating activities.

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

As of December 31, 2019, we had $17,862 in cash and working capital deficit of $286,557, which excludes prepaid income taxes and franchise and income taxes payable as the net amount can be paid from the interest earned on the Trust Account. We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of a business combination. Until the consummation of a business combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the business combination.

On September 16, 2019, our stockholders approved the First Extension to extend the period of time we had to consummate a Business Combination from September 16, 2019 to November 15, 2019 and Lion Point agreed to loan us the funds necessary to obtain the First Extension. We deposited into the Trust Account an aggregate of approximately $306,935, for each 30-day extension period. The loan is non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if we are unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

On November 15, 2019, our stockholders approved the Second Extension to further extend the period of time for which we are required to consummate a Business Combination from November 15, 2019 to January 15, 2020. In connection with the approval of the Second Extension, stockholders elected to redeem an aggregate of 228,001 shares of common stock, of which we paid cash in the aggregate amount of $2.4 million, or approximately $10.43 per share, to redeeming stockholders. In connection with the Second Extension, we deposited into the Trust Account $0.0325 for each public share that was not redeemed in connection with the Second Extension, or an aggregate of approximately $584,301, for such extension. The amount deposited into the Trust Account was loaned to us by an unrelated third party. The loan is non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loan will be forgiven if we are unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account. As of December 31, 2019, the outstanding balance under the loans amounted to an aggregate of $1,198,171.

On January 15, 2020, our stockholders approved the Third Extension to further extend the period of time for which we are required to consummate a Business Combination from January 15, 2020 to March 16, 2020. In connection with the approval of the Third Extension, stockholders elected to redeem an aggregate of 18,133 shares of common stock, of which we paid cash in the aggregate amount of $190,800, or approximately $10.52 per share, to redeeming stockholders. In connection with the Third Extension, we deposited into the Trust Account $0.0325 for each public share that was not redeemed in connection with the Third Extension, or an aggregate of approximately $583,122, for such extension. A portion of the amount deposited into the Trust Account was loaned to us by an unrelated third party ($291,561) , a portion was loaned to us by EarlyBirdCapital ($145,781) and a portion was loaned to us by Lionheart Management, LLC, an affiliate of Lion Point ($145,780). The loans are non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if we are unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

On March 16, 2020, our stockholders approved the Fourth Extension to further extend the period of time for which we are required to consummate a Business Combination from March 16, 2020 to June 18, 2020. In connection with the approval of the Fourth Extension, stockholders elected to redeem an aggregate of 4,428,044 shares of common stock, of which we paid cash in the aggregate amount of $46.97 million, or approximately $10.61 per share, to redeeming stockholders. In connection with the Fourth Extension, we deposited into the Trust Account $0.03 for each public share that was not redeemed in connection with the Fourth Extension, or an aggregate of approximately $136,292, for such extension. The amount deposited into the Trust Account was loaned to us by Lionheart Management, LLC. The loan is non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loan will be forgiven if we are unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

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

We did not have any off-balance sheet arrangements as of December 31, 2019.

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

In addition, we have engaged EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering (“EarlyBirdCapital”), as an advisor in connection with a Business Combination to assist us in holding meetings with its stockholders to discuss a potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing securities in connection with the Business Combination, assist us in obtaining stockholder approval for the Business Combination and assist us with its press releases and public filings in connection with a Business Combination. We will pay EarlyBirdCapital a cash fee of $4,025,000 for such services upon the consummation of a Business Combination (exclusive of any applicable finders’ fees which might become payable).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2019, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the trust account, have been invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this annual report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this annual report, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2019 covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
David Mack	49	Chief Executive Officer and Director
José Luis Córdova	32	Chief Financial Officer
Seth Weinberg	46	Director
Ophir Sternberg	49	Director
Martha (Stormy) L. Byorum	63	Director
Lazaros Nikeas	43	Director

David Mack has served as our Chief Executive Officer and a member of our board of directors since October 2019. Mr. Mack is a lawyer and investor with 25 years of experience in the US, UK and Australia. Since January 2018, he has worked for Drivetrain LLC, a company that provides independent fiduciary services such as independent directors, litigation and liquidation trustees for companies or estates. Mr. Mack sits on the boards of a number of private companies and was previously on the board of directors of Terraform Global, Inc. in 2017. From 2009 to 2016, Mr. Mack was a Managing Director at Perry Capital, a New York based hedge fund. From 2000 to 2009, he was at Simpson Thacher & Bartlett LLP where he practiced law in the Bankruptcy and Credit Group with a focus on advising secured lenders. Prior to 2000, he had worked in the banking and restructuring groups of Linklaters LLP in London and Mallesons Stephen Jaques in Sydney. Mr. Mack received a BA and an LLB from the University of Sydney, Australia. We believe Mr. Mack is well-qualified to serve on our board of directors due to his business experience and contacts and relationships.

Jose Luis Cordova Vera has served as our Chief Financial Officer since October 2019. Mr. Cordova has been a private consultant since October 2019. From 2017 to September 2019, he served as Vice President of Strategic Planning & Finance at Oro Negro, a Mexican oilfield services company. From 2012 to 2015, Mr. Cordova worked for Deloitte as Vice President of Corporate Finance. He has also held roles in investment risk management for large financial institutions. Mr. Cordova is an Industrial Engineer from Pontificia Universidad Catolica del Peru, received an M.B.A. from Cornell University, and is a CFA and CAIA Charterholder.

Seth Weinberg has served as a member of our board of directors since October 2019. Mr. Weinberg is a Founding Partner of Weinberg Zareh Malkin Price LLP, and its predecessor law practice, formed in 2009, and heads the firm’s corporate law practice. Mr. Weinberg represents businesses at every stage of their development, including formation, financing, regulation, acquisition, and reorganization. In addition to general corporate and transactional practice, Mr. Weinberg’s practice has a concentration in food and beverage regulatory projects, advising food and beverage companies (including spirits, wine, beer and non-alcoholic beverages) about regulatory compliance, licensing and risk allocation. Mr. Weinberg has extensive experience working with the investment management industry, representing investment managers and their portfolio companies, designing and implementing management and profit-sharing arrangements, and special-situation transactions, expansions and contractions of businesses, individual investments and portfolio transactions. Mr. Weinberg also regularly advises consumer goods companies (both durable and fast-moving), public and private operating companies across multiple sectors, finance companies, consulting ventures, insurance firms, and individuals. From 2006 to 2009, he served as Senior Vice President, General Counsel and Corporate Secretary to Castle Brands Inc., a publicly traded consumer goods company. Prior to that, Mr. Weinberg practiced law at major New York law firms from 1998 to 2006. Mr. Weinberg is a member of the adjunct faculty of Columbia Law School, where he currently teaches Food Law & Policy. He also is a sought after as a speaker for industry panels on corporate law, transactions, and other matters involving highly regulated industries such as finance, alcohol, food and beverage, and automotive. Mr. Weinberg is a member of the Columbia Law School Alumni Board and the Board of Governors of the Penn Club of New York. Mr. Weinberg received his J.D. from Columbia Law School (with a Parker School Certificate of Achievement in International Law), and a B.A. from the University of Pennsylvania. He is admitted to the bar in the State of New York and the Supreme Court of the United States. We believe Mr. Weinberg is well-qualified to serve on our board of directors due to his business experience and contacts and relationships.

Ophir Sternberg has served as a member of our board of directors since October 2019. Mr. Sternberg has over 26 years of experience investing in all segments of the real estate industry, including land acquisitions, luxury residential, hospitality, commercial and retail. He is the Founder of Lionheart Capital, an investment firm, and has served as its Chief Executive Officer since its formation in 2009. From 1993 to 2009, Mr. Sternberg was the Founder and Managing Partner of Oz Holdings, LLC, a private real estate investment and management company. Once a member of an elite Israeli Defense Force unit, Mr. Sternberg studied finance at Sy Syms School of Business at Yeshiva University. We believe Mr. Sternberg is well-qualified to serve on our board of directors due to his business experience and contacts and relationships.

Martha (Stormy) L. Byorum  has served as a member of our board of directors since January 2018. Ms. Byorum is founder and chief executive officer of Cori Investment Advisors, LLC (Cori Capital), a financial services entity that was most recently (January 2005 through August 2013) a division of Stephens Inc., a private investment banking firm founded in 1933. Ms. Byorum was also an executive vice president of Stephens Inc. from January 2005 until August 2013. She has also been a managing director at Young America Capital LLC, since October 2014. From March 2003 to December 2004, Ms. Byorum served as chief executive officer of Cori Investment Advisors, LLC, which was spun off in 2003 from Violy, Byorum & Partners Holdings, LLC (“VB&P”), a leading independent strategic advisory and investment banking firm specializing in Latin America. Ms. Byorum co-founded VB&P in 1996 and served as a Partner until February 2003. Prior to co-founding VB&P in 1996, Ms. Byorum had a 24-year career at Citibank, where, among other things, she served as chief of staff and chief financial officer for Citibank’s Latin American Banking Group from 1986 to 1990, overseeing $15 billion of loans and coordinating activities in 22 countries. She was later appointed the head of Citibank’s U.S. Corporate Banking Business and a member of the bank’s Operating Committee and a Customer Group Executive with global responsibilities. Ms. Byorum is a Life Trustee of Amherst College. She has also  served as a director of Tecnoglass Inc. (formerly Andina Acquisition Corp., or “Andina”) since 2011, where she currently serves as chair of the audit committee, as a director of Northwest Natural Gas Company since 2004, where she currently serves as chair of the finance committee and as a member of the audit and governances committees, and as a director of JELD-WEN Holding, Inc . since 2014, where she currently is a member of the audit and governance and nominating committees. Ms. Byorum received a B.B.A. from Southern Methodist University and an M.B.A. from The Wharton School at the University of Pennsylvania. We believe Ms. Byorum is well-qualified to serve as a member of the board of directors due to her operational experience with Cori Capital Advisors, VB&P and Citibank and her financial background, which includes having served on the audit committees of four publicly-traded companies, as well as her experience with Andina.

Lazaros Nikeas has served as a member of our board of directors since October 2019. Mr. Nikeas has served as a principal investment manager for Weston Energy, a portfolio company of New York private equity group, Yorktown Partners LLC, since 2018. From 2016 to 2017, he was a Partner of Traxys Capital Partners, a private equity vehicle focused on mining, chemicals and industrial investments in partnership with The Carlyle Group. Before moving into private equity, he served as the Head of Corporate Finance Advisory for Materials, Mining and Chemicals for North America for BNP Paribas from 2010 to 2016. Other investment banking roles included Partner in Mergers & Acquisitions Advisory at Hill Street Capital from 2002 to 2010 and as a Corporate Finance Analyst at Morgan Stanley from 2000 to 2002. Mr. Nikeas received a Bachelor of Arts from Amherst College. We believe Mr. Nickeas is well-qualified to serve on our board of directors due to his business experience and contacts and relationships.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Seth Weinberg, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Lazaros Nikeas and Martha (Stormy) L. Byorum, will expire at the second annual meeting. The term of office of the third class of directors, consisting of David Mack and GOphir Sternberg, will expire at the third annual meeting.

Director Independence

Nasdaq rules require that a majority of the board of directors of a company listed on Nasdaq must be composed of “independent directors.” An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Seth Weinberg, Ophir Sternberg, Martha (Stormy) L. Byorum and Lazaros Nikeas are independent directors under the Nasdaq rules and Rule 10A-3 of the Exchange Act. Our independent directors hold regularly scheduled meetings at which only independent directors are present.

Audit Committee

Effective March 13, 2018, we established an audit committee of the board of directors, which consists of Mr. Sternberg, Mr. Nikeas and Ms. Byorum, each of whom is an independent director under the Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Ms. Byorum qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective March 13, 2018, we have established a nominating committee of the board of directors, which consists of Ms. Byorum, Mr. Nikeas and Mr. Weinberg, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

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

Compensation Committee

Effective as of March 13, 2018, we established a compensation committee of the board of directors, which consists of Mr. Nikeas, Mr. Weinberg and Ms. Byorum, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Notwithstanding the foregoing, as indicated below, other than the $10,000 per month administrative fee which is paid under our Administrative Services Agreement, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of December 31, 2019, by:

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Seth Weinberg	0		0%
Martha (Stormy) L. Byorum	0		0%
David Mack	0		0%
Ophir Sternberg(2)	0		0%
Jose Luis Cordova Vera	38,794		*
Lazaros Nikeas	0		0%
All directors and executive officers as a group (six individuals)	38,794		*

Greater than 5% Beneficial Owners
Gonzalo Gil White(3)	748,419		6.1%
Rodrigo Lebois Mateos(4)	1,142,500		9.3%
LB&B S.A. de C.V.(5)	1,142,500		9.3%
Lion Point Capital(6)	945,938		7.7%
Polar Asset Management Partners Inc.(7)	1,480,000		12.0%
Weiss Asset Management LP(8)	1,033,354	(9)	8.4%

*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Opes Acquisition Corp., 410 Park Avenue, Suite 900, New York, NY 10022.

(2)	Does not include any shares held by Lionheart Capital, of which Mr. Sternberg is Chief Executive Officer.
(3)	Includes an aggregate of 110,841 shares held by Axis Public Ventures S. de R.L. de C.V. (“Axis Public Ventures”). Messrs. José Antonio Cañedo White, Gonzalo Gil White, and Carlos Enrique Williamson share responsibility for the voting and investment decisions relating to the securities held by Axis Public Ventures. Gonzalo Gil White was formerly an officer and director of our company. The business address of Axis Public Ventures and Mr. White is Park Plaza Torre I, Javier Barros Sierra 540, Of. 103, Col. Santa Fe, 01210 Mexico City, Mexico.
(4)	Includes an aggregate of 1,142,500 shares held by LB&B Capital, S.A. de C.V. (“LB&B”). Mr. Lebois is the Chairman of LB&B and may be deemed to have voting and dispositive control over the shares held by LB&B. Mr. Lebois was formerly a director of ours.
(5)	The business address of LB&B is Presidente Masaryk 111, Piso 5, Polanco, 11560, Mexico City, Mexico.
(6)	The business address of Lion Point Capital is 250 West 55th Street, 33rd Floor, New York, NY 10019.
(7)	The business address of Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. Information derived from a Schedule 13G filed on February 11, 2019.
(8)	The business address of Weiss Asset Management LP is 222 Berkley Street, 16th Floor, Boston, MA 02116. Information derived from a Schedule 13G/A filed on February 14, 2019.
(9)	Includes 812,555 shares beneficially owned by a private investment partnership of which BIP GP is the sole general partner. Weiss Asset Management is the sole investment manager to the partnership. WAM GP is the sole general partner of Weiss Asset Management and Andrew Weiss is the managing member of WAM GP and BIP GP.

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

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) among our initial stockholders or to our initial stockholders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s stockholders or members upon its liquidation, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founders’ shares.

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

Equity Compensation Plans

As of December 31, 2019, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) among our initial stockholders or to our initial stockholders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s stockholders or members upon its liquidation, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founders’ shares.

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

Administrative Service Fee

We currently maintain our executive offices at Park Plaza Torre I, Javier Barros Sierra 540, Of. 103, Col. Santa Fe, 01210 México City, México. The cost for this space is included in the $10,000 per-month fee that an affiliate of our sponsor charges us for general and administrative services pursuant to a letter agreement between us and our sponsor. During the year ended December 31, 2019 and 2018, we incurred $120,000 and $95,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses at December 31, 2019 and 2018, respectively.

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

Director Independence

Nasdaq rules require that a majority of the board of directors of a company listed on Nasdaq must be composed of “independent directors.” An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Seth Weinberg, Ophir Sternberg, Martha (Stormy) L. Byorum and Lazaros Nikeas are independent directors under the Nasdaq rules and Rule 10A-3 of the Exchange Act. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the year ended December 31, 2019 and 2018, audit fees for our independent registered public accounting firm were $53,560 and $84,460, respectively.

Audit-Related Fees

We did not pay our independent registered public accounting firm for consultations concerning financial accounting and reporting standards during the year ended December 31, 2019 and 2018.

Tax Fees

We paid our independent registered public accounting firm $4,748 and $-0- for tax services during the year ended December 31, 2019 and 2018.

All Other Fees

We did not pay our independent registered public accounting firm for other services for the year ended December 31, 2019 and 2018.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this annual report.

Exhibit No.	Description
4.1	Description of Registrant’s Securities.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document	Herewith
101.SCH	XBRL Taxonomy Extension Schema	Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

ITEM 16. FORM 10-K SUMMARY

None.

OPES ACQUISTION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Opes Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Opes Acquisition Corp. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2019 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/ s/ Marcum LLP

We have served as the Company’s auditor since 2017.

Marcum LLP
New York, NY
March 30, 2020

OPES ACQUISTION CORP

BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$17,862	$205,638
Prepaid income taxes	67,045	—
Prepaid expenses	10,278	89,095
Total Current Assets	95,185	294,733

Deferred tax asset	52,268	—
Marketable securities held in Trust Account	94,541,286	117,740,109
TOTAL ASSETS	$94,688,739	$118,034,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Account payable and accrued expenses	$329,552	$256,301
Income taxes payable	—	14,852
Advance from related party	56,194	—
Total Current Liabilities	385,746	271,153

Promissory note	719,904	—
Promissory note – related party	630,795	—
Total Liabilities	1,736,445	271,153

Commitments

Common stock subject to possible redemption, 8,363,100 and 11,030,442 shares at redemption value as of December 31, 2019 and 2018, respectively	87,952,287	112,763,686

Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,946,146 and 3,789,558 issued and outstanding (excluding 8,363,100 and 11,030,442 shares subject to possible redemption) as of December 31, 2019 and 2018, respectively	395	379
Additional paid-in capital	2,817,313	3,979,089
Retained earnings	2,182,299	1,020,535
Total Stockholders’ Equity	5,000,007	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,688,739	$118,034,842

The accompanying notes are an integral part of the financial statements.

OPES ACQUISTION CORP

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018

Operating costs	$840,321	$553,546
Loss from operations	(840,321)	(553,546)

Other income:
Interest income	2,409,408	1,871,405
Unrealized gain (loss) on marketable securities held in Trust Account	8,776	(19,398)
Other income, net	2,418,184	1,852,007

Income before provision for income taxes	1,577,863	1,298,461
Provision for income taxes	(416,099)	(276,750)
Net income	$1,161,764	$1,021,711

Weighted average shares outstanding, basic and diluted (1)	3,808,719	3,499,414

Basic and diluted net loss per common share (2)	$(0.13)	$(0.17)

(1)	Excludes an aggregate of up to 8,363,100 and 11,030,442 shares subject to possible redemption at December 31, 2019 and 2018, respectively.

(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to possible redemption of $1,675,083 and $1,607,478 for the year ended December 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of the financial statements.

OPES ACQUISTION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2018	2,875,000	$288	$24,712	$(1,176)	$23,824

Sale of 11,500,000 Units, net of underwriting discounts and offering expenses	11,500,000	1,150	112,266,904	—	112,268,054

Sale of 445,000 Private Placement Units	445,000	45	4,449,955	—	4,450,000

Proceeds from the sale of unit purchase option	—	—	100	—	100

Common stock subject to possible redemption	(11,030,442)	(1,104)	(112,762,582)	—	(112,763,686)

Net income	—	—	—	1,021,711	1,021,711

Balance – December 31, 2018	3,789,558	379	3,979,089	1,020,535	5,000,003

Change in value of common stock subject to possible redemption	156,588	16	(1,161,776)	—	(1,161,760)

Net income	—	—	—	1,161,764	1,161,764

Balance – December 31, 2019	3,946,146	$395	$2,817,313	$2,182,299	$5,000,007

The accompanying notes are an integral part of the financial statements.

OPES ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Year Ended December 31,
	2019	2018

Cash Flows from Operating Activities:
Net income	$1,161,764	$1,021,711
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,409,408)	(1,871,405)
Unrealized (gain) loss on marketable securities held in Trust Account	(8,776)	19,398
Deferred tax benefit	(52,268)	—
Changes in operating assets and liabilities:
Prepaid expenses	78,817	(89,095)
Prepaid income taxes	(67,045)	—
Accounts payable and accrued expenses	73,251	255,263
Income taxes payable	(14,852)	14,852
Net cash used in operating activities	(1,238,517)	(649,276)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,198,171)	(116,150,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	842,019	261,898
Cash withdrawn from Trust Account to redeeming stockholders	25,973,159	—
Net cash provided by (used in) investing activities	25,617,007	(115,888,102)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	112,700,000
Proceeds from sale of Private Placement Units	—	4,450,000
Proceeds from Unit Purchase Option	—	100
Advances from related party	56,194	67,013
Repayment of advances from related party	—	(67,013)
Proceeds from promissory note	719,904	—
Proceeds from promissory note – related party	630,795	—
Repayment of promissory note – related party	—	(122,839)
Payment of offering costs	—	(306,247)
Redemption of common stock	(25,973,159)	—
Net cash (used in) provided by financing activities	(24,566,266)	116,721,014

Net Change in Cash	(187,776)	183,636
Cash – Beginning	205,638	22,002
Cash – Ending	$17,862	$205,638

Supplemental cash flow information:
Cash paid for income taxes	$550,264	$261,898

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$111,741,988
Change in value of common stock subject to possible redemption	$1,161,760	$1,021,698

The accompanying notes are an integral part of the financial statements.

OPES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

All activity through December 31, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target business for a Business Combination.

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

Transaction costs amounted to $2,731,946, consisting of $2,300,000 of underwriting fees and $431,946 of other costs. As of December 31, 2019, cash of $17,862 was held outside of the Trust Account and is available for working capital purposes.

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
DECEMBER 31, 2019

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

The Company has until June 18, 2020 (or such later date as may be approved by stockholders) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The proceeds deposited in the Trust Account could, however, become subject to claims of creditors. Therefore, the actual per-share redemption amount could be less than $10.10.

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

On September 16, 2019, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation (the “charter”) to extend the period of time for which the Company is required to consummate a Business Combination from September 16, 2019 to November 15, 2019 (the “Extension”). In connection with the approval of the extension, stockholders elected to redeem an aggregate of 2,282,753 shares of common stock, of which the Company paid cash in the aggregate amount of $23,594,187, or approximately $10.34 per share, to redeeming stockholders. In connection with the Extension, the Company deposited into the Trust Account $0.0333 for each public share that was not redeemed in connection with the Extension, or an aggregate of approximately $613,870, for such extension. The amounts deposited into the Trust Account was loaned to the Company by Lion Point. The loans are non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

On November 15, 2019, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination from November 15, 2019 to January 15, 2020 (the “Second Extension”). In connection with the approval of the Second Extension, stockholders elected to redeem an aggregate of 228,001 shares of common stock, of which the Company paid cash in the aggregate amount of $2,378,972, or approximately $10.43 per share, to redeeming stockholders. In connection with the Second extension, the Company deposited into the Trust Account $0.0325 for each public share that was not redeemed in connection with the Second Extension, or an aggregate of approximately $584,301, for such extension. The amount deposited into the Trust Account was loaned to the Company by an unrelated third party. The loan is non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loan will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

OPES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019

On January 15, 2020, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination from January 15, 2020 to March 16, 2020 (the “Third Extension”). In connection with the approval of the Third Extension, stockholders elected to redeem an aggregate of 18,133 shares of common stock, of which the Company paid cash in the aggregate amount of $190,800, or approximately $10.52 per share, to redeeming stockholders. In connection with the Third Extension, the Company deposited into the Trust Account $0.0325 for each public share that was not redeemed in connection with the Third Extension, or an aggregate of approximately $583,122, for such extension. A portion of the amount deposited into the Trust Account was loaned to the Company by an unrelated third party ($291,561), a portion was loaned by EarlyBirdCapital ($145,781) and a portion was loaned by Lionheart Management, LLC, an affiliate of Lion Point ($145,780) The loans are non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

On March 16, 2020, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination from March 16, 2020 to June 18, 2020 (the “Fourth Extension”). In connection with the approval of the Fourth Extension, stockholders elected to redeem an aggregate of 4,428,044 shares of common stock, of which the Company paid cash in the aggregate amount of $46.97 million, or approximately $10.61 per share, to redeeming stockholders. In connection with the Fourth Extension, the Company deposited into the Trust Account $0.03 for each public share that was not redeemed in connection with the Fourth Extension, or an aggregate of approximately $136,292, for such extension. The amount deposited into the Trust Account was loaned to the Company by Lionheart Management, LLC. The loan is non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loan will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

Nasdaq Notification

On January 2, 2020, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company is not in compliance with Listing Rule 5620(a), due to the Company’s failure to hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year end. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market. The Company submitted a plan of compliance with Nasdaq and Nasdaq granted the Company an extension until June 29, 2020 to regain compliance with the rule by holding an annual meeting of stockholders.

NOTE 2. LIQUIDITY AND GOING CONCERN

As of December 31, 2019, the Company had $17,862 in its operating bank accounts, $94,541,286 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $286,557, which excludes prepaid income taxes and franchise and income taxes payable as the net amounts can be paid from the interest earned in the Trust Account. As of December 31, 2019, approximately $2,578,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through June 18, 2020, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

OPES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019 and 2018.

Marketable securities held in Trust Account

At December 31, 2019 and 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the year ended December 31, 2019 and 2018, the Company withdrew $842,019 and $261,898, respectively, of interest earned on the Trust Account to pay its franchise and income tax obligations.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2019 and 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

OPES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 11,945,000 shares of common stock and (2) 750,000 shares of common stock and warrants to purchase 750,000 shares of common stock in the unit purchase option sold to the underwriters and their designees, in the calculation of diluted loss per share, since the exercise of the warrants and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Net income	$1,161,764	$1,021,711
Less: Income attributable to shares subject to possible redemption	(1,675,083)	(1,607,478)
Adjusted net loss	$(513,319)	$(585,767)

Weighted average common shares outstanding, basic and diluted	3,808,719	3,499,414

Basic and diluted net loss per common share	$(0.13)	$(0.17)

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,500,000 units at a purchase price of $10.00 per Unit, inclusive of 1,500,000 units sold to the underwriters on March 20, 2018 upon the underwriters’ election to exercise their over-allotment option in full. Each Unit consists of one share of common stock and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share (see Note 9).

OPES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on March 13, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. During the years ended December 31, 2019 and 2018, the Company incurred $120,000 and $95,000 in fees for these services, respectively. At December 31, 2019 and 2018, $215,000 and $95,000, respectively, are included in accounts payable and accrued expenses in the accompanying balance sheets.

Advances — Related Party

During the year ended December 31, 2018, the Company received an aggregate of $67,013 in advances from an affiliate of the Sponsor for costs associated with the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. The Company repaid the advances in full, and accordingly, as of December 31, 2018, there were no advances outstanding.

During the year ended December 31, 2019, an affiliate of the Sponsor advanced the Company an aggregate of $56,194 to fund working capital purposes. The advances are non-interest bearing and due on demand. At December 31, 2019, advances of $56,194 were outstanding.

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

On September 16, 2019, the Company’s stockholders agreed to extend the period of time the Company has to consummate a Business Combination to November 15, 2019 and Lion Point agreed to loan the Company the funds necessary to obtain the Extension. On September 18, 2019 and October 18, 2019, the Company issued unsecured promissory notes in the aggregate principal amount of $613,870 for such extension, to provide the Company the funds necessary to obtain the Extension. The promissory notes are non-interest bearing and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

OPES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019

In October 2019, the Company issued unsecured promissory notes to an affiliate of the Sponsor in the aggregate principal amount of $16,925 to fund working capital requirements. The promissory notes are non-interest bearing and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

As of December 31, 2019, the outstanding balance under the promissory notes amounted to an aggregate of $630,975.

On January 30, 2020, the Company issued unsecured promissory note to an affiliate of the Sponsor in the aggregate principal amount of $26,169 to fund working capital requirements. The promissory note is non-interest bearing and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

NOTE 7. PROMISSORY NOTES

On November 15, 2019, the Company’s stockholders agreed to extend the period of time the Company has to consummate a Business Combination to January 15, 2020 and an unrelated third party agreed to loan the Company the funds necessary to obtain the Second Extension. On November 15, 2019 and December 17, 2019, the Company issued unsecured promissory notes in the aggregate principal amount of approximately $584,301 for such extension, to provide the Company the funds necessary to obtain the Second Extension. The promissory notes are non-interest bearing and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

In November and December 2019, the Company issued unsecured promissory notes in the aggregate principal amount of $135,603 to fund working capital requirements. The promissory notes are non-interest bearing and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

As of December 31, 2019, the outstanding balance under the promissory notes amounted to $719,904.

On January 15, 2020, the Company’s stockholders agreed to extend the period of time the Company has to consummate a Business Combination to March 15, 2020 and an unrelated third party agreed to loan the Company the funds necessary to obtain the Third Extension. On January 15, 2020 and March 3, 2020, the Company issued unsecured promissory notes in the aggregate principal amount of approximately $583,122 for such extension, to provide the Company the funds necessary to obtain the Third Extension. The promissory notes are non-interest bearing and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

On January 15, 2020, the Company issued an unsecured promissory note in the aggregate principal amount of $111,666 to fund working capital requirements. The promissory note is non-interest bearing and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

On March 16, 2020, the Company’s stockholders agreed to extend the period of time the Company has to consummate a Business Combination to June 18, 2020 and [an unrelated third party] agreed to loan the Company the funds necessary to obtain the Fourth Extension. On March 16, 2020, the Company issued an unsecured promissory note in the aggregate principal amount of $136,292 for such extension, to provide the Company the funds necessary to obtain the Fourth Extension. The promissory note is non-interest bearing and due to be paid upon the consummation of a Business Combination. The loan will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

NOTE 8. COMMITMENTS

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
DECEMBER 31, 2019

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

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock

On March 13, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

On March 13, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2019 and 2018, there were 3,946,146 and 3,789,558 shares of common stock issued and outstanding, excluding 8,363,100 and 11,030,442 shares of common stock subject to possible redemption, respectively.

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
DECEMBER 31, 2019

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

NOTE 10. INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31, 2019	December 31, 2018
Deferred tax asset
Accrued expenses	$54,492	$—
Unrealized loss on securities	—	4,074
Total deferred tax assets	54,492	4,074
Deferred tax liability
Unrealized gain on securities	(2,224)	—
Total deferred tax liabilities	(2,224)	—
Valuation allowance	—	(4,074)
Deferred tax asset, net of allowance	$52,268	$—

OPES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019

The income tax provision for the years ended December 31, 2019 and 2018 consists of the following:

	December 31,	December 31,
	2019	2018
Federal
Current	$319,339	$276,750
Deferred	(39,233)	(4,074)

State
Current	$149,028	$—
Deferred	(8,961)	—
Change in valuation allowance	(4,074)	4,074
Income tax provision	$416,099	$276,750

As of December 31, 2019 and 2018, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. For the years ended December 31, 2019 and 2018, the change in the valuation allowance was $(4,074) and $4,074, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2019 and 2018 is as follows:

	December 31,	December 31,
	2019	2018

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	7.2%	0.0%
Deferred tax rate change	(0.3)%	0.0%
True-ups	(1.3)%	0.0%
Valuation allowance	(0.3)%	0.3%

Income tax provision	26.3%	21.3%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination.

NOTE 11. FAIR VALUE MEASUREMENTS

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

OPES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019 and 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2019	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$94,541,286	$117,740,109

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March 30, 2020.

OPES ACQUISITION CORP.

By:	/s/ David Mack
David Mack
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Mack	Chief Executive Officer	March 30, 2020
David Mack	(Principal Executive Officer) and Director

/s/ Jose Luis Córdova	Chief Financial Officer	March 30, 2020
Jose Luis Córdova	(Principal Financial and Accounting Officer)

/s/ Seth Weinberg	Director	March 30, 2020
Seth Weinberg

/s/ Ophir Sternberg	Director	March 30, 2020
Ophir Sternberg

/s/ Martha (Stormy) Byorum	Director	March 30, 2020
Martha (Stormy) Byorum

/s/ Lazaros Nikeas	Director	March 30, 2020
Lazaros Nikeas