Form 10-Q
period 2020-03-31
Opes Acquisition Corp.
filed 2020-05-15
CIK 1723580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-38417

OPES ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-2418815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4218 NE 2nd Avenue

2nd Floor

Miami, Florida 33137

(Address of principal executive offices)

(305) 573-3900

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

As of May 15, 2020, 7,863,069 shares of common stock, par value $0.0001 per share, were issued and outstanding.

OPES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

i

PART I - FINANCIAL INFORMATION

OPES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets
Cash	$8,306	$17,862
Prepaid income taxes	62,728	67,045
Prepaid expenses	42,375	10,278
Total Current Assets	113,409	95,185

Deferred tax asset	61,971	52,268
Marketable securities held in Trust Account	48,348,785	94,541,286
TOTAL ASSETS	$48,524,165	$94,688,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Account payable and accrued expenses	$486,801	$329,552
Advance from related party	56,194	56,194
Total Current Liabilities	542,995	385,746

Convertible promissory notes	1,123,131	719,904
Promissory notes – related parties	1,084,817	630,795
Total Liabilities	2,750,943	1,736,445

Commitments

Common stock subject to possible redemption, 3,830,226 and 8,363,100 shares at redemption value as of March 31, 2020 and December 31, 2019, respectively	40,773,214	87,952,287

Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,032,843 and 3,946,146 issued and outstanding (excluding 3,830,226 and 8,363,100 shares subject to possible redemption) as of March 31, 2020 and December 31, 2019, respectively	403	395
Additional paid-in capital	2,811,158	2,817,313
Retained earnings	2,166,447	2,182,299
Total Stockholders’ Equity	5,000,008	5,000,007
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,524,165	$94,688,739

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month Ended March 31,
	2020	2019

Operating costs	$343,592	$181,150
Loss from operations	(343,592)	(181,150)

Other income:
Interest income	321,864	685,649
Unrealized gain on marketable securities held in Trust Account	490	1,761
Other income	322,354	687,410

(Loss) income before provision for income taxes	(21,238)	506,260
Benefit (provision) for income taxes	5,386	(126,019)
Net (loss) income	$(15,852)	$380,241

Weighted average shares outstanding, basic and diluted (1)	3,946,146	3,789,558

Basic and diluted net loss per common share (2)	$(0.06)	$(0.03)

(1)	Excludes an aggregate of up to 3,830,226 and 11,019,667 shares subject to possible redemption at March 31, 2020 and 2019, respectively.

(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to possible redemption of $234,163 and $490,015 for the year ended March 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2020

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	3,946,146	$395	$2,817,313	$2,182,299	$5,000,007

Change in value of common stock subject to possible redemption	86,697	8	15,845	—	15,853

Net loss	—	—	—	(15,852)	(15,852)

Balance – March 31, 2020 (unaudited)	4,032,843	$403	$2,833,158	$2,166,447	$5,000,008

THREE MONTHS ENDED MARCH 31, 2019

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	3,789,558	$379	$3,979,089	$1,020,535	$5,000,003

Change in value of common stock subject to possible redemption	10,775	1	(380,236)	—	(380,235

Net income	—	—	—	380,241	380,241

Balance – March 31, 2019 (unaudited)	3,800,333	$380	$3,598,853	$1,400,776	$5,000,009

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019

Cash Flows from Operating Activities:
Net (loss) income	$(15,852)	$380,241
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(321,864)	(685,649)
Unrealized gain on marketable securities held in Trust Account	(490)	(1,761)
Deferred tax (benefit) provision	(9,703)	370
Changes in operating assets and liabilities:
Prepaid expenses	(32,097)	(13,405)
Prepaid income taxes	4,317	—
Accounts payable and accrued expenses	157,249	(35,981)
Income taxes payable	—	125,649
Net cash used in operating activities	(218,440)	(230,536)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(719,414)	—
Cash withdrawn from Trust Account to pay franchise taxes	71,049	161,300
Cash withdrawn from Trust Account to pay redeeming stockholders	47,163,220	—
Net cash provided by investing activities	46,514,855	161,300

Cash Flows from Financing Activities:
Proceeds from convertible promissory notes	403,227	—
Proceeds from promissory notes – related parties	454,022	—
Redemption of common stock	(47,163,220)	—
Net cash (used in) financing activities	(46,305,971)	—

Net Change in Cash	(9,556)	(69,236)
Cash – Beginning	17,862	205,638
Cash – Ending	$8,306	$136,402

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(15,853)	$380,235

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020

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

All activity through March 31, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target business for a Business Combination.

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

Transaction costs amounted to $2,731,946, consisting of $2,300,000 of underwriting fees and $431,946 of other costs. As of March 31, 2020, cash of $8,306 was held outside of the Trust Account and is available for working capital purposes.

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
MARCH 31, 2020

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

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020

(Unaudited)

On November 15, 2019, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination from November 15, 2019 to January 15, 2020 (the “Second Extension”). In connection with the approval of the Second Extension, stockholders elected to redeem an aggregate of 228,001 shares of common stock, of which the Company paid cash in the aggregate amount of $2,378,972, or approximately $10.43 per share, to redeeming stockholders. In connection with the Second extension, the Company deposited into the Trust Account $0.0325 for each public share that was not redeemed in connection with the Second Extension, or an aggregate of $584,301, for such extension. The amount deposited into the Trust Account was loaned to the Company by an unrelated third party. The loan is non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loan will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

On January 15, 2020, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination from January 15, 2020 to March 16, 2020 (the “Third Extension”). In connection with the approval of the Third Extension, stockholders elected to redeem an aggregate of 18,133 shares of common stock, of which the Company paid cash in the aggregate amount of $190,800, or approximately $10.52 per share, to redeeming stockholders. In connection with the Third Extension, the Company deposited into the Trust Account $0.0325 for each public share that was not redeemed in connection with the Third Extension, or an aggregate of $583,122, for such extension. A portion of the amount deposited into the Trust Account was loaned to the Company by an unrelated third party ($291,561), a portion was loaned by EarlyBirdCapital, Inc. (“EarlyBirdCapital”) ($145,781) and a portion was loaned by Lionheart Management, LLC (“Lionheart”), an affiliate of Lion Point ($145,780) The loans are non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

On March 16, 2020, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination from March 16, 2020 to June 18, 2020 (the “Fourth Extension”). In connection with the approval of the Fourth Extension, stockholders elected to redeem an aggregate of 4,428,044 shares of common stock, of which the Company paid cash in the aggregate amount of $46.97 million, or approximately $10.61 per share, to redeeming stockholders. In connection with the Fourth Extension, the Company deposited into the Trust Account $0.03 for each public share that was not redeemed in connection with the Fourth Extension, or an aggregate of $136,292, for such extension. The amount deposited into the Trust Account was loaned to the Company by Lionheart. The loan is non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loan will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of March 31, 2020, the Company had $8,306 in its operating bank accounts, $48,348,785 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $442,314, which excludes prepaid income taxes and franchise and income taxes payable as the net amounts can be paid from the interest earned in the Trust Account. As of March 31, 2020, approximately $1,444,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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
MARCH 31, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 30, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020

(Unaudited)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

Marketable securities held in Trust Account

At March 31, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. Through March 31, 2020, the Company has withdrawn $1,174,966 of interest earned on the Trust Account to pay for its franchise taxes, of which $71,049 was withdrawn during the three months ended March 31, 2020.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2020 and December 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 11,945,000 shares of common stock and (2) 750,000 shares of common stock and warrants to purchase 750,000 shares of common stock in the unit purchase option sold to the underwriters and their designees, in the calculation of diluted loss per share, since the exercise of the warrants and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020

(Unaudited)

Reconciliation of net loss per common share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(15,852)	$380,241
Less: Income attributable to shares subject to possible redemption	(234,163)	(490,015)
Adjusted net loss	$(250,015)	$(109,774)

Weighted average common shares outstanding, basic and diluted	3,946,146	3,789,558

Basic and diluted net loss per common share	$(0.06)	$(0.03)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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
MARCH 31, 2020

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on March 13, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. During the each of the three months ended March 31, 2020 and 2019, the Company incurred $30,000 in fees for these services. At March 31, 2020 and December 31, 2019, $245,000 and $215,000, respectively, are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

During the year ended December 31, 2019, an affiliate of the Sponsor advanced the Company an aggregate of $56,194 to fund working capital purposes. The advances are non-interest bearing and due on demand. At March 31, 2020 and December 31, 2019, advances of $56,194 were outstanding.

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
MARCH 31, 2020

(Unaudited)

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

In October 2019, the Company issued unsecured promissory notes to Lion Point in the aggregate principal amount of $16,925 to fund working capital requirements. The promissory notes are non-interest bearing and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

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

On January 15, 2020, the Company’s stockholders agreed to extend the period of time the Company has to consummate a Business Combination to March 15, 2020 and Lionheart and EarlyBirdCapital agreed to loan the Company a portion of the funds necessary to obtain the Third Extension. On March 3, 2020, the Company issued unsecured promissory notes to Lionheart and EarlyBirdCapital in the aggregate principal amount of approximately $145,780 and $145,781, respectively, for such extension, to provide the Company the funds necessary to obtain the Third Extension. The promissory notes are non-interest bearing and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

On March 16, 2020, the Company’s stockholders agreed to extend the period of time the Company has to consummate a Business Combination to June 18, 2020 and Lionheart agreed to loan the Company the funds necessary to obtain the Fourth Extension. On March 16, 2020, the Company issued an unsecured promissory note in the aggregate principal amount of $136,292 for such extension, to provide the Company the funds necessary to obtain the Fourth Extension. The promissory note is non-interest bearing and due to be paid upon the consummation of a Business Combination. The loan will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

As of March 31, 2020, the outstanding balance under the promissory notes amounted to an aggregate of $1,084,817.

NOTE 7. CONVERTBLE PROMISSORY NOTES

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

On January 15, 2020, the Company’s stockholders agreed to extend the period of time the Company has to consummate a Business Combination to March 15, 2020 and an unrelated third party agreed to loan the Company a portion of the funds necessary to obtain the Third Extension. On January 15, 2020, the Company issued an unsecured promissory note in the aggregate principal amount of approximately $291,561 for such extension, to provide the Company the funds necessary to obtain the Third Extension. The promissory notes are non-interest bearing and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

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

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020

(Unaudited)

On February 27, 2020, the notes were amended such that the aggregate principal balance due of $1,123,131 will be converted into 100,000 shares of the Company’s common stock upon the consummation of a Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination. The Company did not record any additional interest expense as a result of the modification of the debt since the carrying amount of the promissory note was equivalent to the fair value of the consideration transferred, which was determined from the closing price of the Company’s common stock on the date of modification.

As of March 31, 2020, the outstanding balance under the convertible promissory notes amounted to $1,123,131.

NOTE 8. COMMITMENTS

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital, the representative of the underwriters in the Initial Public Offering, as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay EarlyBirdCapital a cash fee of $4,025,000 for such services upon the consummation of a Business Combination (exclusive of any applicable finders’ fees which might become payable).

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

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020

(Unaudited)

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 4,032,843 and 3,946,146 shares of common stock issued and outstanding, excluding 3,830,226 and 8,363,100 shares of common stock subject to possible redemption, respectively.

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

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$48,348,785	$94,541,286

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

On January 15, 2020, our stockholders approved the Third Extension to extend the period of time for which we are required to consummate a Business Combination from January 15, 2020 to March 16, 2020. In connection with the approval of the Third Extension, stockholders elected to redeem an aggregate of 18,133 shares of common stock, of which we paid cash in the aggregate amount of $190,800, or approximately $10.52 per share, to redeeming stockholders. In connection with the Third Extension, we deposited into the Trust Account $0.0325 for each public share that was not redeemed in connection with the Third Extension, or an aggregate of approximately $583,122, for such extension period. A portion of the amount deposited into the Trust Account was loaned to us by an unrelated third party ($291,561), a portion was loaned to us by EarlyBirdCapital ($145,781) and a portion was loaned to us by Lionheart Management, LLC, an affiliate of Lion Point ($145,780). The loans are non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if we are unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

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

On February 27, 2020, notes issued to the unrelated third party in aggregate principal amount of $1,123,131 were amended such that the aggregate principal balance due will be converted into 100,000 shares of our common stock upon the consummation of a Business Combination. The loans will be forgiven if we are unable to consummate a Business Combination.

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

For the three months ended March 31, 2020, we had a net loss of $15,852, which consists of operating costs of $343,592, offset by interest income on marketable securities held in the Trust Account of $321,864, and an unrealized gain on marketable securities held in our Trust Account of $490 and an income tax benefit of $5,386.

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

Liquidity and Capital Resources

As of March 31, 2020, we had marketable securities held in the Trust Account of $48,348,785 (including approximately $1,444,000 of interest income and unrealized gains) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2020, we have withdrawn $1,174,966 of interest earned on the Trust Account to pay for our franchise and income tax obligations, of which $71,049 was withdrawn during the three months ended March 31, 2020.

For the three months ended March 31, 2020, cash used in operating activities was $218,440. Net loss of $15,852 was affected by interest earned on marketable securities held in the Trust Account of $321,864, an unrealized gain on marketable securities held in our Trust Account of $490 and a deferred tax benefit of $9,703. Changes in operating assets and liabilities provided $129,469 of cash from operating activities.

For the three months ended March 31, 2019, cash used in operating activities was $230,536. Net income of $380,241 was impacted by interest earned on marketable securities held in the Trust Account of $685,649, an unrealized gain on marketable securities held in our Trust Account of $1,761 and a deferred tax provision of $370. Changes in operating assets and liabilities provided $76,263 of cash from operating activities.

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

As of March 31, 2020, we had $8,306 in cash and a working capital deficit of $442,314, which excludes prepaid income taxes and franchise and income taxes payable as the net amount can be paid from the interest earned on the Trust Account. We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of a Business Combination. Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

On September 16, 2019, our stockholders approved the First Extension to extend the period of time we had to consummate a Business Combination from September 16, 2019 to November 15, 2019 and Lion Point agreed to loan us the funds necessary to obtain the First Extension. We deposited into the Trust Account an aggregate of approximately $613,870, for such extension. The loans are non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if we are unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

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

In addition, we have engaged EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering, as an advisor in connection with a Business Combination to assist us in holding meetings with its stockholders to discuss a potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing securities in connection with the Business Combination, assist us in obtaining stockholder approval for the Business Combination and assist us with its press releases and public filings in connection with a Business Combination. We will pay EarlyBirdCapital a cash fee of $4,025,000 for such services upon the consummation of a Business Combination (exclusive of any applicable finders’ fees which might become payable).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2020, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K dated January 15, 2020).
3.2	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the current report on form 8-K dated March 16, 2020).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPES ACQUISITION CORP.

Date: May 15, 2020	By:	/s/ David M. Brain
	Name:	David M. Brain
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ José Luis Córdova
	Name:	José Luis Córdova
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)