Form 10-Q
period 2020-06-30
Opes Acquisition Corp.
filed 2020-08-12
CIK 1723580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

As of August 10, 2020, 7,863,069 shares of common stock, par value $0.0001 per share, were issued and outstanding.

OPES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

i

PART I - FINANCIAL INFORMATION

OPES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets
Cash	$18,198	$17,862
Prepaid income taxes	215,073	67,045
Prepaid expenses	35,750	10,278
Total Current Assets	269,021	95,185

Deferred tax asset	69,747	52,268
Marketable securities held in Trust Account	48,406,367	94,541,286
TOTAL ASSETS	$48,745,135	$94,688,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Account payable and accrued expenses	$417,307	$329,552
Advance from related party	—	56,194
Total Current Liabilities	417,307	385,746

Convertible promissory notes	1,123,131	719,904
Promissory notes – related parties	1,623,332	630,795
Total Liabilities	3,163,770	1,736,445

Commitments

Common stock subject to possible redemption, 3,793,384 and 8,363,100 shares at redemption value as of June 30, 2020 and December 31, 2019, respectively	40,581,361	87,952,287

Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,069,685 and 3,946,146 issued and outstanding (excluding 3,793,384 and 8,363,100 shares subject to possible redemption) as of June 30, 2020 and December 31, 2019, respectively	407	395
Additional paid-in capital	3,025,007	2,817,313
Retained earnings	1,974,590	2,182,299
Total Stockholders’ Equity	5,000,004	5,000,007
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,745,135	$94,688,739

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month Ended June 30,		Six Month Ended June 30,
	2020	2019	2020	2019

Operating costs	$216,974	$233,367	$560,566	$414,517
Loss from operations	(216,974)	(233,367)	(560,566)	(414,517)

Other income:
Interest income	13,703	703,004	335,567	1,388,653
Unrealized (loss) gain on marketable securities held in Trust Account	(679)	17,202	(189)	18,963
Other income, net	13,024	720,206	335,378	1,407,616

(Loss) income before provision for income taxes	(203,950)	486,839	(225,188)	993,099
Benefit (provision) for income taxes	12,093	(202,530)	17,479	(328,549)
Net (loss) income	$(191,857)	$284,309	$(207,709)	$664,550

Weighted average shares outstanding, basic and diluted (1)	4,032,843	3,800,333	3,989,495	3,794,975

Basic and diluted net loss per common share (2)	$(0.05)	$(0.04)	$(0.10)	$(0.07)

(1)	Excludes an aggregate of up to 3,793,384 and 11,019,649 shares subject to possible redemption at June 30, 2020 and 2019, respectively.

(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to possible redemption of $0 and $448,127 for the three ended June 30, 2020 and 2019, respectively and $211,136 and $938,142 for the six ended June 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	3,946,146	$395	$2,817,313	$2,182,299	$5,000,007

Change in value of common stock subject to possible redemption	86,697	8	15,845	—	15,853

Net loss	—	—	—	(15,852)	(15,852)

Balance – March 31, 2020	4,032,843	403	2,833,158	2,166,447	5,000,008

Change in value of common stock subject to possible redemption	36,842	4	191,849	—	191,853

Net loss	—	—	—	(191,857)	(191,857)

Balance – June 30, 2020	4,069,685	$407	$3,025,007	$1,974,590	$5,000,004

THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	3,789,558	$379	$3,979,089	$1,020,535	$5,000,003

Change in value of common stock subject to possible redemption	10,775	1	(380,236)	—	(380,235)

Net income	—	—	—	380,241	380,241

Balance – March 31, 2019	3,800,333	380	3,598,853	1,400,776	5,000,009

Change in value of common stock subject to possible redemption	18	—	(284,317)	—	(284,317)

Net income	—	—	—	284,309	284,309

Balance – June 30, 2019	3,800,351	$380	$3,314,536	$1,685,085	$5,000,001

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash Flows from Operating Activities:
Net (loss) income	$(207,709)	$664,550
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(335,567)	(1,388,653)
Unrealized loss (gain) on marketable securities held in Trust Account	189	(18,963)
Deferred tax benefit	(17,479)	(10,399)
Changes in operating assets and liabilities:
Prepaid expenses	(25,472)	28,887
Prepaid income taxes	(148,028)	—
Accounts payable and accrued expenses	87,755	5,385
Income taxes payable	—	213,948
Net cash used in operating activities	(646,311)	(505,245)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(991,999)	—
Cash withdrawn from Trust Account to pay franchise taxes and income taxes	299,076	511,769
Cash withdrawn from Trust Account to pay redeeming stockholders	47,163,220	—
Net cash provided by investing activities	46,470,297	511,769

Cash Flows from Financing Activities:
Proceeds from convertible promissory notes	403,227	—
Proceeds from promissory notes – related parties	936,343	—
Redemption of common stock	(47,163,220)	—
Net cash used in financing activities	(45,823,650)	—

Net Change in Cash	336	6,524
Cash – Beginning	17,862	205,638
Cash – Ending	$18,198	$212,162

Supplemental cash flow information:
Cash paid for income taxes	$148,027	$125,000

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(207,706)	$664,552
Conversion of advances to promissory notes – related parties	$56,194	$—

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Opes Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on July 24, 2017. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business transaction with one or more operating businesses or entities (a “Business Combination”).

All activity through June 30, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination target and the proposed acquisition of BurgerFi International LLC (“BurgerFi”), as discussed in Note 8.

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

Transaction costs amounted to $2,731,946, consisting of $2,300,000 of underwriting fees and $431,946 of other costs. As of June 30, 2020, cash of $18,198 was held outside of the Trust Account and is available for working capital purposes.

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

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020

(Unaudited)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and, solely if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Initial Stockholders, and transferees of the shares held by the Initial Stockholders, have agreed to (a) vote their Founder Shares (as defined in Note 6), Placement Shares (as defined in Note 5) and any Public Shares held by them in favor of approving a Business Combination and (b) not to convert any shares in connection with a stockholder vote to approve a Business Combination (or to sell any shares in any tender offer in connection with a Business Combination). Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination.

The Company has until September 16, 2020 (or such later date as may be approved by stockholders) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The proceeds deposited in the Trust Account could, however, become subject to claims of creditors. Therefore, the actual per-share redemption amount could be less than $10.10.

The Initial Stockholders, and transferees of the shares held by the Initial Stockholders, have (i) waived their redemption rights with respect to Founder Shares, Placement Shares and any Public Shares they may acquire, (ii) waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Placement Shares if the Company fails to consummate a Business Combination within the Combination Period and (iii) agreed that they will not propose any amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect Public Stockholders’ ability to convert or sell their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period unless the Company provides the Public Stockholders with the opportunity to redeem their shares in conjunction with any such amendment. However, the Initial Stockholders will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination or liquidates within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a Business Combination agreement, reduce the amount of funds in the Trust Account below $10.10 per share. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Proposed Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company's independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On September 16, 2019, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation (the “charter”) to extend the period of time for which the Company is required to consummate a Business Combination from September 16, 2019 to November 15, 2019 (the “Extension”). In connection with the approval of the extension, certain stockholders elected to redeem an aggregate of 2,282,753 shares of common stock, of which the Company paid cash in the aggregate amount of $23,594,187, or approximately $10.34 per share, to redeeming stockholders. In connection with the Extension, the Company deposited into the Trust Account $0.0333 for each public share that was not redeemed in connection with the Extension, or an aggregate of approximately $613,870, for such extension. The amounts deposited into the Trust Account was loaned to the Company by Lion Point. The loans are non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020

(Unaudited)

On November 15, 2019, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination from November 15, 2019 to January 15, 2020 (the “Second Extension”). In connection with the approval of the Second Extension, certain stockholders elected to redeem an aggregate of 228,001 shares of common stock, of which the Company paid cash in the aggregate amount of $2,378,972, or approximately $10.43 per share, to redeeming stockholders. In connection with the Second extension, the Company deposited into the Trust Account $0.0325 for each public share that was not redeemed in connection with the Second Extension, or an aggregate of $584,301, for such extension. The amount deposited into the Trust Account was loaned to the Company by an unrelated third party. The loan is non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loan will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

On January 15, 2020, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination from January 15, 2020 to March 16, 2020 (the “Third Extension”). In connection with the approval of the Third Extension, certain stockholders elected to redeem an aggregate of 18,133 shares of common stock, of which the Company paid cash in the aggregate amount of $190,800, or approximately $10.52 per share, to redeeming stockholders. In connection with the Third Extension, the Company deposited into the Trust Account $0.0325 for each public share that was not redeemed in connection with the Third Extension, or an aggregate of $583,122, for such extension. A portion of the amount deposited into the Trust Account was loaned to the Company by an unrelated third party ($291,561), a portion was loaned by EarlyBirdCapital, Inc. (“EarlyBirdCapital”) ($145,781) and a portion was loaned by Lionheart Management, LLC (“Lionheart”), an affiliate of Ophir Sternberg, the Chairman and CEO of the Company ($145,780). The loans are non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

On March 16, 2020, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination from March 16, 2020 to June 18, 2020 (the “Fourth Extension”). In connection with the approval of the Fourth Extension, certain stockholders elected to redeem an aggregate of 4,428,044 shares of common stock, of which the Company paid cash in the aggregate amount of $46.97 million, or approximately $10.61 per share, to redeeming stockholders. In connection with the Fourth Extension, the Company deposited into the Trust Account $0.03 for each public share that was not redeemed in connection with the Fourth Extension, or an aggregate of $408,876, for such extensions. The amounts deposited into the Trust Account were loaned to the Company by Lionheart. The loans are non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

On June 18, 2020, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination from June 18, 2020 to September 16, 2020 (the “Fifth Extension”). In connection with the approval of the Fifth Extension, none of the Company’s stockholders elected to redeem any of their shares of common stock.

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

On July 6, 2020, the new management of the Company received a notice from Nasdaq that it did not hold the Annual Meeting by June 29, 2020 and, therefore, did not satisfy the requirements to regain compliance with Nasdaq Listing Rule 5620(a). The Company immediately took measures to schedule its Annual Meeting by filing a definitive proxy statement on Schedule 14A on July 2, 2020. The record date for the Annual Meeting is set for July 15, 2020, and the Annual Meeting will be held on August 4, 2020. As set forth in the notice, Nasdaq has determined that it will initiate procedures to delist the Company’s securities, unless the Company timely requests a hearing to appeal the decision to delist, which the Company has done. While the appeals process is pending, the Company’s securities will continue to trade on Nasdaq. The Company expects that following the Annual Meeting it will have regained full compliance with the listing rules.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020

(Unaudited)

NOTE 2. LIQUIDITY AND GOING CONCERN

As of June 30, 2020, the Company had $18,198 in its operating bank accounts, $48,406,367 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $343,359, which excludes prepaid income taxes and franchise and income taxes payable as the net amounts can be paid from the interest earned in the Trust Account. As of June 30, 2020, approximately $1,230,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through September 16, 2020, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 30, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At June 30, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. Through June 30, 2020, the Company has withdrawn $1,402,993 of interest earned on the Trust Account to pay for its franchise and income taxes, of which $299,076 was withdrawn during the six months ended June 30, 2020.

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

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2020 and December 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state, city and foreign taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state, city and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2020 due to the valuation allowance recorded against the Company’s net operating losses.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company’s financial position or statement of operations.

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 11,945,000 shares of common stock and (2) 750,000 shares of common stock and warrants to purchase 750,000 shares of common stock in the unit purchase option sold to the underwriters and their designees, in the calculation of diluted loss per share, since the exercise of the warrants and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of Net Loss per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(191,857)	$284,309	$(207,709)	$664,550
Less: Income attributable to shares subject to possible redemption	—	(448,127)	(211,136)	(938,142)
Adjusted net loss	$(191,857)	$(163,818)	$(418,845)	$(273,592)

Weighted average common shares outstanding, basic and diluted	4,032,843	3,800,333	3,989,495	3,794,975

Basic and diluted net loss per common share	$(0.05)	$(0.04)	$(0.10)	$(0.07)

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020

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

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on March 13, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. During the each of the three months ended June 30, 2020 and 2019, the Company incurred $30,000 in fees for these services. During the each of the six months ended June 30, 2020 and 2019, the Company incurred $60,000 in fees for these services. At June 30, 2020 and December 31, 2019, there was $275,000 and $215,000 of such fees, respectively, included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

During the year ended December 31, 2019, an affiliate of the Sponsor advanced the Company an aggregate of $56,194 to fund working capital purposes. The advances were non-interest bearing and due on demand. During the period ended June 30, 2020, advances in the aggregate amount of $56,194 were converted into promissory notes (see below). At June 30, 2020 and December 31, 2019, advances of $0 and $56,194, respectively, were outstanding.

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

Promissory Notes – Related Party

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

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020

(Unaudited)

On March 16, 2020, the Company’s stockholders agreed to extend the period of time the Company has to consummate a Business Combination to June 18, 2020 and Lionheart agreed to loan the Company the funds necessary to obtain the Fourth Extension. As of June 30, 2020, the Company issued unsecured promissory notes in the aggregate principal amount of $408,876 for such extensions, to provide the Company the funds necessary to obtain the Fourth Extension. The promissory notes are non-interest bearing and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

In May and June 2020, the Company issued unsecured promissory notes to Lionheart in the aggregate principal amount of $209,736 to fund working capital requirements. The promissory notes are non-interest bearing and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

During the six months ended June 30, 2020, the Company issued an unsecured promissory note to Lionheart, pursuant to which outstanding advances in the amount of $56,194 were converted into a promissory note. The promissory note is non-interest bearing and due to be paid upon the consummation of a Business Combination. The loan will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

As of June 30, 2020, the outstanding balance under the promissory notes amounted to an aggregate of $1,623,332.

NOTE 7. CONVERTIBLE PROMISSORY NOTES

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

As of June 30, 2020, the outstanding balance under the convertible promissory notes amounted to $1,123,131.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020

(Unaudited)

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

Acquisition Agreement

On June 29, 2020, the Company entered into a membership interest purchase agreement (the “Agreement”), with BurgerFi, members of BurgerFi (the “Members”), and BurgerFi Holdings, LLC, a Delaware limited liability company (the “Members’ Representative”). Upon the closing of the transactions contemplated in the Agreement (the “Closing”), the Company will purchase 100% of the membership interests of BurgerFi from the Members resulting in BurgerFi becoming a wholly owned subsidiary of the Company (the “BurgerFi Business Combination”).

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020

(Unaudited)

The closing consideration for the BurgerFi Business Combination (the “Acquisition Consideration”) shall be payable as follows (subject to reduction for indemnification claims and potential changes due to a working capital adjustment as described below):

(i)	a cash payment in the aggregate amount of $30,000,000 payable to the Members;

(ii)	$20,000,000 payable either in cash or in shares of the Company’s common stock valued at $10.60 per share, in the sole and absolute discretion of the Company’s Board of Directors; and

(iii)	the issuance in the aggregate of 4,716,981 shares of the Company’s common stock to the Members (the “Closing Payment Shares”)

Of the Closing Payment Shares, 943,396 shares shall be deposited into an escrow account, to satisfy any potential indemnification claims brought pursuant to the Agreement.

The closing consideration payable to the stockholders of BurgerFi is also subject to adjustment based on BurgerFi’s working capital as of the closing date as contemplated in the Agreement.

The BurgerFi Business Combination will be consummated subject to the deliverables and provisions as further described in the Agreement.

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 4,069,685 and 3,946,146 shares of common stock issued and outstanding, excluding 3,793,384 and 8,363,100 shares of common stock subject to possible redemption, respectively.

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

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020

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

The Placement Warrants will be identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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
JUNE 30, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$48,406,367	$94,541,286

NOTE 11. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Recent Developments

On June 18, 2020, our stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to extend the period of time for which we are required to consummate a Business Combination from June 18, 2020 to September 16, 2020 (the “Fifth Extension”). In connection with the approval of the Fifth Extension, none of our stockholders elected to redeem any of its shares of common stock.

On June 29, 2020, we entered the Agreement, with BurgerFi, the Members, and the Members’ Representative. Upon the Closing, we will purchase 100% of the membership interests of BurgerFi from the Members resulting in BurgerFi becoming our wholly owned subsidiary.

The Acquisition Consideration shall be payable as follows (subject to reduction for indemnification claims and potential changes due to a working capital adjustment as described below):

(i)	a cash payment in the aggregate amount of $30,000,000 payable to the Members;

(ii)	$20,000,000 payable either in cash or in shares of our common stock valued at $10.60 per share, in the sole and absolute discretion of our Board of Directors; and

(iii)	the issuance in the aggregate of 4,716,981 shares of our common stock to the Members (the “Closing Payment Shares”)

Of the Closing Payment Shares, 943,396 shares shall be deposited into an escrow account, to satisfy any potential indemnification claims brought pursuant to the Agreement.

The BurgerFi Business Combination will be consummated subject to the deliverables and provisions as further described in the Agreement.

Results of Operations

We have neither engaged in any business operations nor generated any revenues to date. Our entire activity from inception up to the closing of our Initial Public Offering on March 16, 2018 was in preparation for that event. Subsequent to the Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination target and the proposed acquisition of BurgerFi. We have, and expect to continue to generate, non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had a net loss of $191,857, which consists of operating costs of $216,974 and an unrealized loss on marketable securities held in our Trust Account of $679, offset by interest income on marketable securities held in the Trust Account of $13,703, and an income tax benefit of $12,093.

For the three months ended June 30, 2019, we had net income of $284,309, which consisted of interest income on marketable securities held in the Trust Account of $703,004 and an unrealized gain on marketable securities held in our Trust Account of $17,202, offset by operating costs of $233,367 and a provision for income taxes of $202,530.

For the six months ended June 30, 2020, we had a net loss of $207,709, which consists of operating costs of $560,566 and an unrealized loss on marketable securities held in our Trust Account of $189, offset by interest income on marketable securities held in the Trust Account of $335,567, and an income tax benefit of $17,479.

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

Liquidity and Capital Resources

As of June 30, 2020, we had marketable securities held in the Trust Account of $48,406,367 (including approximately $1,230,000 of interest income, net of unrealized losses) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2020, we have withdrawn $1,402,993 of interest earned on the Trust Account to pay for our franchise and income tax obligations, of which $299,075 was withdrawn during the six months ended June 30, 2020.

For the six months ended June 30, 2020, cash used in operating activities was $646,311. Net loss of $207,709 was affected by interest earned on marketable securities held in the Trust Account of $335,567, an unrealized loss on marketable securities held in our Trust Account of $189 and a deferred tax benefit of $17,479. Changes in operating assets and liabilities used $85,745 of cash from operating activities.

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

As of June 30, 2020, we had $18,198 in cash and a working capital deficit of $343,359, which excludes prepaid income taxes and franchise and income taxes payable as the net amount can be paid from the interest earned on the Trust Account. We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of a Business Combination. Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

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

On January 15, 2020, our stockholders approved the Third Extension to further extend the period of time for which we are required to consummate a Business Combination from January 15, 2020 to March 16, 2020. In connection with the approval of the Third Extension, stockholders elected to redeem an aggregate of 18,133 shares of common stock, of which we paid cash in the aggregate amount of $190,800, or approximately $10.52 per share, to redeeming stockholders. In connection with the Third Extension, we deposited into the Trust Account $0.0325 for each public share that was not redeemed in connection with the Third Extension, or an aggregate of approximately $583,122, for such extension. A portion of the amount deposited into the Trust Account was loaned to us by an unrelated third party ($291,561), a portion was loaned to us by EarlyBirdCapital ($145,781) and a portion was loaned to us by Lionheart Management, LLC ($145,780). The loans are non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if we are unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

On March 16, 2020, our stockholders approved the Fourth Extension to further extend the period of time for which we are required to consummate a Business Combination from March 16, 2020 to June 18, 2020. In connection with the approval of the Fourth Extension, stockholders elected to redeem an aggregate of 4,428,044 shares of common stock, of which we paid cash in the aggregate amount of $46.97 million, or approximately $10.61 per share, to redeeming stockholders. In connection with the Fourth Extension, we deposited into the Trust Account $0.03 for each public share that was not redeemed in connection with the Fourth Extension, or an aggregate of approximately $408,876, for such extension. The amounts deposited into the Trust Account were loaned to us by Lionheart Management, LLC. The loans are non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if we are unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

OPES ACQUISITION CORP.

Date: August 12, 2020	By:	/s/ Ophir Sternberg
	Name:	Ophir Sternberg
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ José Luis Córdova
	Name:	José Luis Córdova
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)