Form 10-Q
period 2020-09-30
Opes Acquisition Corp.
filed 2020-11-13
CIK 1723580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

As of November 12, 2020, 7,862,572 shares of common stock, par value $0.0001 per share, were issued and outstanding.

OPES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PART I - FINANCIAL INFORMATION

OPES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets
Cash	$10,962	$17,862
Prepaid income taxes	215,073	67,045
Prepaid expenses	19,125	10,278
Total Current Assets	245,160	95,185

Deferred tax asset	77,423	52,268
Marketable securities held in Trust Account	48,401,503	94,541,286
TOTAL ASSETS	$48,724,086	$94,688,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Account payable and accrued expenses	$725,718	$329,552
Advance from related party	—	56,194
Total Current Liabilities	725,718	385,746

Convertible promissory notes	1,123,131	719,904
Promissory notes – related parties	1,642,599	630,795
Total Liabilities	3,491,448	1,736,445

Commitments

Common stock subject to possible redemption, 3,764,625 and 8,363,100 shares at redemption value as of September 30, 2020 and December 31, 2019, respectively	40,232,637	87,952,287

Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,097,947 and 3,946,146 issued and outstanding (excluding 3,764,625 and 8,363,100 shares subject to possible redemption) as of September 30, 2020 and December 31, 2019, respectively	410	395
Additional paid-in capital	3,368,432	2,817,313
Retained earnings	1,631,159	2,182,299
Total Stockholders’ Equity	5,000,001	5,000,007
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,724,086	$94,688,739

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month Ended September 30,		Nine Month Ended September 30,
	2020	2019	2020	2019

Operating costs	$361,978	$157,429	$922,544	$571,946
Loss from operations	(361,978)	(157,429)	(922,544)	(571,946)

Other income:
Interest income	11,160	621,666	346,727	2,010,319
Unrealized (loss) gain on marketable securities held in Trust Account	(289)	(13,259)	(478)	5,704
Other income, net	10,871	608,407	346,249	2,016,023

(Loss) income before income taxes	(351,107)	450,978	(576,295)	1,444,077
Benefit (provision) for income taxes	7,676	(114,278)	25,155	(442,827)
Net (loss) income	$(343,431)	$336,700	$(551,140)	$1,001,250

Weighted average shares outstanding, basic and diluted (1)	4,069,685	3,800,351	4,016,420	3,796,787

Basic and diluted net loss per common share (2)	$(0.08)	$(0.02)	$(0.18)	$(0.09)

(1)	Excludes an aggregate of up to 3,764,625 and 8,693,122 shares subject to possible redemption at September 30, 2020 and 2019, respectively.

(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to possible redemption of $0 and $418,858 for the three ended September 30, 2020 and 2019, respectively and $183,478 and $1,342,216 for the nine ended September 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	3,946,146	$395	$2,817,313	$2,182,299	$5,000,007

Change in value of common stock subject to possible redemption	86,697	8	15,845	—	15,853

Net loss	—	—	—	(15,852)	(15,852)
Balance – March 31, 2020	4,032,843	403	2,833,158	2,166,447	5,000,008

Change in value of common stock subject to possible redemption	36,842	4	191,849	—	191,853

Net loss	—	—	—	(191,857)	(191,857)
Balance – June 30, 2020	4,069,685	407	3,025,007	1,974,590	5,000,004

Change in value of common stock subject to possible redemption	28,262	3	343,425	—	343,428

Net loss	—	—	—	(343,431)	(343,431)
Balance – September 30, 2020	4,097,947	$410	$3,368,432	$1,631,159	$5,000,001

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	3,789,558	$379	$3,979,089	$1,020,535	$5,000,003

Change in value of common stock subject to possible redemption	10,775	1	(380,236)	—	(380,235)

Net income	—	—	—	380,241	380,241
Balance – March 31, 2019	3,800,333	380	3,598,853	1,400,776	5,000,009

Change in value of common stock subject to possible redemption	18	—	(284,317)	—	(284,317)

Net income	—	—	—	284,309	284,309
Balance – June 30, 2019	3,800,351	380	3,314,536	1,685,085	5,000,001

Change in value of common stock subject to possible redemption	43,774	4	(336,700)	—	(336,696)

Net income	—	—	—	336,700	336,700
Balance – September 30, 2019	3,844,124	$384	$2,977,836	$2,021,785	$5,000,005

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash Flows from Operating Activities:
Net (loss) income	$(551,140)	$1,001,250
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(346,727)	(2,010,319)
Unrealized loss (gain) on marketable securities held in Trust Account	478	(5,704)
Deferred tax benefit	(25,155)	(21,361)
Changes in operating assets and liabilities:
Prepaid expenses	(8,847)	62,845
Prepaid income taxes	(148,028)	(71,224)
Accounts payable and accrued expenses	396,166	58,621
Income taxes payable	—	(14,852)
Net cash used in operating activities	(683,253)	(1,000,744)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(991,999)	(306,935)
Cash withdrawn from Trust Account to pay franchise taxes and income taxes	309,515	809,284
Cash withdrawn from Trust Account to pay redeeming stockholders	47,168,516	23,594,187
Net cash provided by investing activities	46,486,032	24,096,536

Cash Flows from Financing Activities:
Proceeds from convertible promissory notes	403,227	—
Proceeds from promissory notes – related parties	955,610	306,935
Redemption of common stock	(47,168,516)	(23,594,187)
Net cash used in financing activities	(45,809,679)	(23,287,252)

Net Change in Cash	(6,900)	(191,460)
Cash – Beginning	17,862	205,638
Cash – Ending	$10,962	$14,178

Supplemental cash flow information:
Cash paid for income taxes	$148,027	$550,264

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(551,134)	$1,001,248
Conversion of advances to promissory notes – related parties	$56,194	$—

The accompanying notes are an integral part of these condensed financial statements.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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

All activity through September 30, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination target and the proposed acquisition of BurgerFi International LLC (“BurgerFi”), as discussed in Note 8.

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

Transaction costs amounted to $2,731,946, consisting of $2,300,000 of underwriting fees and $431,946 of other costs. As of September 30, 2020, cash of $10,962 was held outside of the Trust Account and is available for working capital purposes.

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
SEPTEMBER 30, 2020

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

The Company has until November 15, 2020 (or such later date as may be approved by stockholders) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The proceeds deposited in the Trust Account could, however, become subject to claims of creditors. Therefore, the actual per-share redemption amount could be less than $10.10.

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
SEPTEMBER 30, 2020

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

 On September 15, 2020, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination from September 16, 2020 to November 15, 2020 (the “Sixth Extension”). In connection with the approval of the Sixth Extension, certain stockholders elected to redeem an aggregate of 497 shares of common stock, of which the Company paid cash in the aggregate amount of $5,297, or approximately $10.66 per share, to redeeming stockholders.

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

On July 6, 2020, the new management of the Company received a notice from Nasdaq that it did not hold the Annual Meeting by June 29, 2020 and, therefore, did not satisfy the requirements to regain compliance with Nasdaq Listing Rule 5620(a). The Company immediately took measures to schedule its Annual Meeting by filing a definitive proxy statement on Schedule 14A on July 2, 2020. The Annual Meeting was held on August 7, 2020. As set forth in the notice, Nasdaq has determined that it will initiate procedures to delist the Company’s securities, unless the Company timely requests a hearing to appeal the decision to delist, which the Company has done. While the appeals process is pending, the Company’s securities will continue to trade on Nasdaq. The Company expects that following the Annual Meeting it will have regained full compliance with the listing rules.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

(Unaudited)

NOTE 2. LIQUIDITY AND GOING CONCERN

As of September 30, 2020, the Company had $10,962 in its operating bank accounts, $48,401,503 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $625,631, which excludes prepaid income taxes and franchise and income taxes payable as the net amounts can be paid from the interest earned in the Trust Account. As of September 30, 2020, approximately $1,231,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through November 15, 2020, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 30, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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
SEPTEMBER 30, 2020

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At September 30, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. Through September 30, 2020, the Company has withdrawn $1,413,429 of interest earned on the Trust Account to pay for its franchise and income taxes, of which $309,515 was withdrawn during the nine months ended September 30, 2020.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2020 and December 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state, city and foreign taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state, city and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2020 due to the valuation allowance recorded against the Company’s net operating losses.

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

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

(Unaudited)

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 11,945,000 shares of common stock and (2) 750,000 shares of common stock and warrants to purchase 750,000 shares of common stock in the unit purchase option sold to the underwriters and their designees, in the calculation of diluted loss per share, since the exercise of the warrants and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of Net Loss per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(343,431)	$336,700	$(551,140)	$1,001,250
Less: Income attributable to shares subject to possible redemption	—	(418,858)	(183,478)	(1,342,216)
Adjusted net loss	$(343,431)	$(82,158)	$(734,618)	$(340,966)

Weighted average common shares outstanding, basic and diluted	4,069,685	3,800,351	4,016,420	3,796,787

Basic and diluted net loss per common share	$(0.08)	$(0.02)	$(0.18)	$(0.09)

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

Risks and Uncertainties

The coronavirus (COVID-19) pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. While the Company believes we may have experienced delays communicating with and conducting due diligence with regard to certain potential target companies because of reduced availability of personnel of such companies, the Company does not believe the COVID-19 has had a significant impact on its ability to identify and conduct due diligence with respect to prospective target companies. The extent to which the COVID-19 pandemic may impact the Company's ability to consummate a Business Combination, including the BurgerFi Business Combination, will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

Various governmental bodies and private enterprises have implemented preventative or protective measures to contain the COVID-19 pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, and these actions may continue to expand in scope, type and impact. These measures, in addition to the disruption of economies and financial markets worldwide caused by the COVID-19 pandemic, could result in direct and indirect adverse effects on the industries in which BurgerFi operates. The extent to which the COVID-19 pandemic may impact BurgerFi' operations and the Compnay's ability to consummate the BurgerFi Business Combination is uncertain.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on March 13, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. During the each of the three months ended September 30, 2020 and 2019, the Company incurred $30,000 in fees for these services. During the each of the nine months ended September 30, 2020 and 2019, the Company incurred $90,000 in fees for these services. At September 30, 2020 and December 31, 2019, there was $305,000 and $215,000 of such fees, respectively, included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

During the year ended December 31, 2019, an affiliate of the Sponsor advanced the Company an aggregate of $56,194 to fund working capital purposes. The advances were non-interest bearing and due on demand. During the period ended September 30, 2020, advances in the aggregate amount of $56,194 were converted into promissory notes (see below). At September 30, 2020 and December 31, 2019, advances of $0 and $56,194, respectively, were outstanding.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

(Unaudited)

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

On March 16, 2020, the Company’s stockholders agreed to extend the period of time the Company has to consummate a Business Combination to June 18, 2020 and Lionheart agreed to loan the Company the funds necessary to obtain the Fourth Extension. As of September 30, 2020, the Company issued unsecured promissory notes in the aggregate principal amount of $408,876 for such extensions, to provide the Company the funds necessary to obtain the Fourth Extension. The promissory notes are non-interest bearing and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

In May, June, and September 2020, the Company issued unsecured promissory notes to Lionheart in the aggregate principal amount of $229,004 to fund working capital requirements. The promissory notes are non-interest bearing and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

During the nine months ended September 30, 2020, the Company issued an unsecured promissory note to Lionheart, pursuant to which outstanding advances in the amount of $56,194 were converted into a promissory note. The promissory note is non-interest bearing and due to be paid upon the consummation of a Business Combination. The loan will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

As of September 30, 2020, the outstanding balance under the promissory notes amounted to an aggregate of $1,642,599.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

(Unaudited)

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

As of September 30, 2020, the outstanding balance under the convertible promissory notes amounted to $1,123,131.

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
SEPTEMBER 30, 2020

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

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 4,097,947 and 3,946,146 shares of common stock issued and outstanding, excluding 3,764,625 and 8,363,100 shares of common stock subject to possible redemption, respectively.

OPES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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
SEPTEMBER 30, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$48,401,503	$94,541,286

NOTE 11. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as discussed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

The Company issued the following persons unsecured promissory notes on the dates and in the amounts set forth below: (i) $16,080.00 to an affiliate of Axis Public Ventures on October 16, 2020; (ii) $43,000.00 to Gonzalo Gil and $30,000.00 to Lionheart Equities on October 27, 2020 (iii) $52,428.68 to an affiliate of Axis Public Ventures on October 28, 2020; and (iv) $113,129.58 to LB&B Capital on October 29, 2020. All of the promissory notes are non-interest bearing and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

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

Recent Developments

On June 18, 2020, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to extend the period of time for which we are required to consummate a Business Combination from June 18, 2020 to September 16, 2020 (the “Fifth Extension”). In connection with the approval of the Fifth Extension, none of our stockholders elected to redeem any of its shares of common stock.

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

On September 15, 2020, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to extend the period of time for which we are required to consummate a Business Combination from September 16, 2020 to November 15, 2020 (the “Sixth Extension”). In connection with the approval of the Sixth Extension, certain stockholders elected to redeem an aggregate of 497 shares of common stock, of which we paid cash in the aggregate amount of $5,297, or approximately $10.66 per share, to redeeming stockholders.

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

For the three months ended September 30, 2020, we had a net loss of $343,431, which consists of operating costs of $361,978 and an unrealized loss on marketable securities held in our Trust Account of $289, offset by interest income on marketable securities held in the Trust Account of $11,160, and an income tax benefit of $7,676.

For the nine months ended September 30, 2020, we had a net loss of $551,140, which consists of operating costs of $922,544 and an unrealized loss on marketable securities held in our Trust Account of $478, offset by interest income on marketable securities held in the Trust Account of $346,727, and an income tax benefit of $25,155.

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

Liquidity and Capital Resources

As of September 30, 2020, we had marketable securities held in the Trust Account of $48,401,503 (including approximately $1,231,000 of interest income, net of unrealized losses) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2020, we have withdrawn $1,413,000 of interest earned on the Trust Account to pay for our franchise and income tax obligations, of which $309,515 was withdrawn during the nine months ended September 30, 2020.

For the nine months ended September 30, 2020, cash used in operating activities was $683,253. Net loss of $551,140 was affected by interest earned on marketable securities held in the Trust Account of $346,727, an unrealized loss on marketable securities held in our Trust Account of $478 and a deferred tax benefit of $25,155. Changes in operating assets and liabilities provided $239,291 of cash from operating activities.

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

As of September 30, 2020, we had $10,962 in cash and a working capital deficit of $625,631, which excludes prepaid income taxes and franchise and income taxes payable as the net amount can be paid from the interest earned on the Trust Account. We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of a Business Combination. Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

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

On January 15, 2020, our stockholders approved the Third Extension to further extend the period of time for which we are required to consummate a Business Combination from January 15, 2020 to March 16, 2020. In connection with the approval of the Third Extension, stockholders elected to redeem an aggregate of 18,133 shares of common stock, of which we paid cash in the aggregate amount of $190,800, or approximately $10.52 per share, to redeeming stockholders. In connection with the Third Extension, we deposited into the Trust Account $0.0325 for each public share that was not redeemed in connection with the Third Extension, or an aggregate of approximately $583,122, for such extension. A portion of the amount deposited into the Trust Account was loaned to us by an unrelated third party $291,561, a portion was loaned to us by EarlyBirdCapital $145,781 and a portion was loaned to us by Lionheart Management, LLC $145,780. The loans are non-interest bearing, and due to be paid upon the consummation of a Business Combination. The loans will be forgiven if we are unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

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

On June 18, 2020, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to extend the period of time for which we are required to consummate a Business Combination from June 18, 2020 to September 16, 2020. In connection with the approval of the Fifth Extension, none of the our stockholders elected to redeem any of their shares of common stock.

On September 15, 2020, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to extend the period of time for which we are required to consummate a Business Combination from September 16, 2020 to November 15, 2020. In connection with the approval of the Sixth Extension, certain stockholders elected to redeem an aggregate of 497 shares of common stock, of which we paid cash in the aggregate amount of $5,297, or approximately $10.66 per share, to redeeming stockholders.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

OPES ACQUISITION CORP.

Date: November 12, 2020	By:	/s/ Ophir Sternberg
	Name:	Ophir Sternberg
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2020	By:	/s/ José Luis Córdova
	Name:	José Luis Córdova
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)