Form 10-K
period 2020-12-31
BurgerFi International, Inc.
filed 2021-04-29
CIK 1723580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38417

BurgerFi International, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	82-2418815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
105 U.S. Highway 1 North Palm Beach, FL	33408
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 844-5528

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	BFI	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share	BFIIW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2020, was $69,972,352.

The number of shares of Registrant’s common stock outstanding as of April 19, 2021 was 17,888,476.

i

PART I

Forward-Looking and Cautionary Statements

This Annual Report on Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this Annual Report on Form 10-K, including without limitation, the following sections: Item 1 "Business," Item 1A "Risk Factors," and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption "Risk Factors" in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Item 1. Business.

BUSINESS OF BURGERFI

Opes Acquisition Corp. (“Opes”) was formed as a blank check company incorporated in Delaware on July 24, 2017 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business transaction with one or more operating businesses or entities (a “Business Combination”). BurgerFi International, LLC was formed in Delaware on April 15, 2011. On December 16, 2020, to effectuate the Business Combination, Opes purchased 100% of the membership interests of BurgerFi International, LLC from the members of BurgerFi  International, LLC (“Members”), resulting in BurgerFi International, LLC  becoming a wholly owned subsidiary of Opes. Subsequently, in connection with this Business Combination, Opes changed its name to “BurgerFi International, Inc.” References to the “Post-Combination Company” refer to BurgerFi International, Inc. after the consummation of the Business Combination. Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” and other similar references refer to the Post-Combination Company and, unless otherwise stated, all of its subsidiaries. The term “BurgerFi” refers to the system-wide fast-casual “better burger” concept with 119 franchised and corporate-owned restaurants as of December 31,2020.

OVERVIEW

BurgerFi is a fast-casual “better burger” concept with approximately 119 franchised and corporate-owned restaurants, renowned for delivering an exceptional, all-natural premium burger experience in a refined, contemporary environment. BurgerFi offers a classic American menu of premium burgers, hot dogs, crispy chicken, frozen custard, hand-cut fries, shakes, beer, wine and more. Originally founded in February 2011 by John Rosatti in sunny Lauderdale-by-the-Sea, Florida, the purpose was simple – redeFining the way the world eats burgers by providing an upscale burger offering, at a fast-casual price point. We’ve become the go-to burger restaurant for good times, and high-quality food across the United States and beyond. Known for delivering the all-natural burger experience in a fast-casual environment, BurgerFi is committed to an uncompromising and rewarding dining experience that promises fresh food of transparent quality.

Today, BurgerFi is among the nation’s fastest-growing better burger concepts and was ranked as one of the Top 10 Fastest and Smartest-Growing Brands in Franchising and named a leader in its category by Franchise Times in their Fast and Serious list for both 2017 and 2018. BurgerFi was also featured in the fourth annual Chain Reaction antibiotic scorecard by National Resources Defense Council and Consumer Reports with an “A” rating – one of only two brands serving passing grade beef.

Since its inception, BurgerFi has grown steadily—with approximately 119 BurgerFi restaurants, as of December 31, 2020, comprised of 17 company-operated restaurants and 102 franchise-operated restaurants in 2 countries and 23 states, as well as Puerto Rico—and we continue to expand bringing the BurgerFi experience to new guests around the world.

Company owned restaurants

For the year ended December 31, 2020, average sales for our Company owned restaurants were approximately $1.6 million. The typical per unit contribution at this sales level is about $250,000 annually or about 11.4%. Typically, we operate in a 2,200 to 2,400 square foot leased endcap and, to a lesser extent, free-standing or in-line space. BurgerFi does not own any real estate. We lease all our Company-owned restaurant locations. Our lease term is generally 10 to 20 years, plus two to four five-year options. We lease first- or second-generation space. Our build-out costs range from $600,000 to $1,100,000 but typically total $750,000. Our build-out costs consist of leasehold improvements, kitchen equipment, furniture, point of sale and computer equipment, security equipment and signage.

Franchise restaurants

We use a franchising strategy to augment new restaurant growth in new and established markets, allowing for brand expansion without significant capital investment. As of December 31, 2020, there were a total of 102 franchise restaurants. Franchisees range in size from single restaurant operators to multi-unit operators, the largest of which owns ten locations.

Franchise revenue is comprised of certain initial franchise fees and ongoing sales-based royalty fees from a franchised BurgerFi restaurant. Generally, the licenses granted to develop, open and operate each BurgerFi franchise in a specified territory are the predominant performance obligations transferred to the licensee in our contracts, and represent symbolic intellectual property. Ancillary promised services, such as training and assistance during the initial opening of a BurgerFi restaurant are typically combined with the licenses and considered as one performance obligation per BurgerFi franchise. Certain initial services such as site selection and lease review are considered distinct services that are recognized at a point in time when the performance obligations have been provided, generally when the BurgerFi restaurant has been opened. We determine the transaction price for each contract and allocate it to the distinct services based on their standalone selling price based on the costs to provide the service and a profit margin. The remainder of the transaction price is recognized over the remaining term of the franchise agreement once the BurgerFi restaurant has been opened. Because we are transferring licenses to access our intellectual property during a contractual term, revenue is recognized on a straight-line basis over the license term. Generally, payment for the initial franchise fee is received upon execution of the licensing agreement. These payments are initially deferred and recognized as revenue as the performance obligations are satisfied. Any related expenses are recognized in general and administrative expenses.

We believe that franchise revenue provides stable and recurring cash flows to us and, as such, we plan to continue expanding the base of franchise-operated restaurants. In established markets, we will encourage continued growth from current franchisees and assist them in identifying and securing new locations. In emerging and new markets, we will source highly qualified and experienced new franchisees for multi-unit development opportunities. We generally seek franchisees from successful, non-competitive brands operating within the expansion markets. We market franchise opportunities through strategic networking, participation in select industry conferences, our existing website and printed materials.

We have a Franchise Advisory Council (“FAC”) to enhance participation and engagement with the franchise community. The FAC provides input and feedback on operating and marketing strategy and initiatives.

We have structured our corporate staff, training programs, operational systems, and communication systems to ensure we are delivering strong support to franchisees. We assist franchisees with the site selection process, and every new franchise location is scrutinized by our corporate real estate committee. We provide template plans franchisees may use for new restaurant construction and work with franchisees and their design and construction vendors to ensure compliance with brand specifications. A training program is required for all franchisees, operating partners, and restaurant management staff. Training materials introduce new franchisees to our operational performance standards and the metrics that help maintain these high standards.

BurgerFi and its franchisees are subject to extensive government regulation at the federal, state, and local government levels. These include, but are not limited to, regulations relating to the preparation and sale of food, zoning and building codes, franchising, land use and employee, health, sanitation, and safety matters. BurgerFi and its franchisees are required to obtain and maintain a wide variety of governmental licenses, permits and approvals. Difficulty or failure in obtaining them in the future could result in delaying or canceling the opening of new restaurants. Local authorities may suspend or deny renewal of our governmental licenses if they determine that BurgerFi’s operations do not meet the standards for initial grant or renewal.

BurgerFi is also subject to regulation by the Federal Trade Commission and subject to state laws that govern the offer, sale, renewal and termination of franchises and its relationship with its franchisees. The failure to comply with these laws and regulations in any jurisdiction or to obtain required approvals could result in a ban or temporary suspension on franchise sales, fines or the requirement that BurgerFi make a rescission offer to franchisees, any of which could affect our ability to open new restaurants in the future and thus could materially adversely affect its business and operating results. Any such failure could also subject BurgerFi to liability to its franchisees.

PURPOSE + BELIEFS

Purpose

BurgerFication [Bur-ger-Fi-ca-tion]

Def: RedeFining the way the world eats burgers.

Beliefs

1.	Be All-Natural

There are cheaper and easier ways to cook burgers and fries, but that’s not what we do. In our modern world, efficiency and expediency often take priority over quality and savoring experiences. BurgerFi is redefining the better burger space by sticking to the tried and tested practices that make the classic American meal, well… classic. We use only the best ingredients: our beef comes from farms where cattle are humanely raised, vegetarian fed, and never exposed to steroids, antibiotics, or growth hormones – ever. We even hand-cut our potatoes, one at a time, because we know that’s how to serve crispy, crunchy fries that delight our guests every time. The truth is… All-Natural tastes better. It’s that simple.

We also believe that the All-Natural philosophy can be lived out by every team member by letting their hospitality shine. We encourage our team members to be genuine when engaging with guests, fellow team members, franchisees, and vendors alike.

2.	Be Excellent

At BurgerFi, we never settle. Every day we strive to be the best better burger company out there, and it shows. BurgerFi is the one of the fastest growing fast-casual brands with restaurant locations throughout the U.S. and internationally. BurgerFi consistently out-compete our peers because we are uncompromising when it comes to the quality of our food, hospitality, and people. RedeFining the way the world eats burgers requires that each and every one of us goes the extra mile in the pursuit of excellence. That means never settling for mediocrity and striving to put BurgerFi’s best foot forward every day. It’s not always going to be easy, but BurgerFi’s passion, determination, and perseverance sets BurgerFi apart.

3.	Be Thoughtful

BurgerFi is in the people business. Sometimes in the hustle and bustle of the restaurant industry, it’s easy to forget that everything BurgerFi does is by, through, and with people. Without people there would be no BurgerFi. As such, it is our responsibility to take the necessary time to be thoughtful when we consider the impact of our actions and interactions on others.

4.	Be Family

At BurgerFi, to be family means “I’ve got your back, you’ve got mine.” It’s a dynamic that plays an important role in how our teams perform day-to-day in a fast-paced, high pressure environment. The support of a tight-knit team is what allows us to brush off the fear of failure. Our team works in concert with one another towards a shared purpose. We don’t view our work relationships as merely transactional. This manifests itself in the way we watch out for, care for, and go above and beyond for each other.

5.	Be You

Every day, BurgerFi restaurants around the world open to serve tens of thousands of people hot, juicy burgers and crispy, crunchy fries, in an exceptionally clean restaurant, by a highly energetic and motivated team. It happens like clockwork. And much like a clock, under the face, there are layers of complexity. Behind the scenes a lot of things must happen for us to deliver on our business plan. We teach our team that none of it is possible without “You”.

BurgerFi teaches its team members that they are uniquely powerful. That they have a background and perspective that makes up who each individual is and the lens through which they view the world. These factors play a role in developing and cultivating a team member’s strengths, what they are naturally good at.

We also actively encourage our team to take the time to learn about and appreciate other team member’s unique strengths. The most effective teams are made up of people with different abilities, who together, accomplish much more than they could alone. This focus on cultivating and enhancing our team member’s strengths has an important part in the success of the company.

6.	Be Courageous

It takes courage to live out the BurgerFi purpose and beliefs every day. BurgerFi believes in the old axiom, that nothing worth having or doing ever comes easy. We are uncompromising when it comes to staying true to who we are.

At the end of the day, we’re serving the classic American meal – burgers and fries. BurgerFi wants people to have some fun and find adventure in the every day. We have the courage to think originally and challenge the status quo. We are not averse to taking a calculated leap.

We are committed to serving all-natural menu offerings, we take pride in being excellent. We are thoughtful, genuine, and courageous. This is the BurgerFi culture.

PEOPLE

People are at the heart of everything we do. BurgerFi acts in ways that improve people’s personal and professional lives. Every single BurgerFi team member – with their unique strengths, perspective, and role – has an important part in the success of the Company. That’s why at BurgerFi, we strive to create an environment that is inclusive and supportive of people’s aspirations and goals, so we can all continually learn and grow. Fostering this type of environment doesn’t happen by accident. It requires regular reflection, visioning, and collaboration between our team members and their managers.

At BurgerFi, we never settle. Our shared Purpose of redeFining the way the world eats burgers requires that every day we strive to be the best better burger company out there, and it shows in our people. Our team members are trained to understand and live the BurgerFi Beliefs: Be All Natural, Be Courageous, Be Excellent, Be Family, Be Thoughtful, and Be You. We believe that our Purpose and Beliefs are the foundational components of our culture and that’s key to the way we run our business – these beliefs guide our behaviors in how we act and interact with one another, our vendors, and our communities.

We know the most effective teams are made up of people with different abilities, who together, accomplish much more than they could alone. That is why we take the time to slow down, compassionately listen, and thoughtfully support every one of our team members and their journey towards realizing their potential. We hire for attitude and train for skill. Once we develop people’s skills, we follow a strengths philosophy and we put “aces in their places”, meaning the right person with the right skills is in the right position at the right time.

Lastly, at BurgerFi, we are family. To be family stems from a place of respect and appreciation for one another. The best team members know how important it is to cultivate a sense of family. They are the ones that always focus on helping others get better and succeed through ongoing training, learning, and development. To be family also extends beyond the four walls of our restaurants to include our loyal guests, vendors, and the communities within which we are embedded. We instill our family philosophy with all our team members from the moment they begin the recruitment process to BurgerFi all the way through their employee life cycle.

As of December 31, 2020, our team members consisted of 629 employees, including 92 full-time employees.

BurgerFi Pathway

At BurgerFi, we want our team members to recognize that the opportunity in front of them is more than a job; it is a career. A key element of that is our BurgerFi Pathway. The Pathway defines the steps each team member can take to advance their career and achieve happiness and success at BurgerFi. Beginning with a team member position and working up through the General Manager or New Restaurant Opening Specialist position, the Pathway clearly lays out the requirements, responsibilities, and training associated with each step along the way. Our “next person up” philosophy conditions our leaders to constantly train, develop, and mentor the future leaders of our company. We like to call that “building our bench”.

We first orient all new team members on the foundational components of our culture: our Purpose, Beliefs, the BurgerFi Business Plan, BurgerFi’s differentiating DNA, and our Non-Negotiables. From there, team members will learn our menu and become specialized in all aspects of our operations, one station at a time. It is all about mastering the fundamentals and we give our team members the tools and resources necessary to do that.

We rely on the Tell, Show, Do, Review method when it comes to our training. We recognize that our team members learn differently, so our training, learning, and development uses a variety of methods: interactive online courses, videos, gamified content through our cutting-edge learning management system, paper-based, and hands-on, real-life experiences. It is important that we offer training, learning, and development tailored to the preferred learning styles of our individual team members. Our BurgerFi Development Online learning management system (“FIDO”) offers our team members all of our training content right at their fingertips. Our FIDO platform has a social newsfeed that allows team members to share exciting news and updates from their restaurant, challenge other restaurant teams to a dance video contest, and to send recognition messages, comments, and thanks to their fellow team members across the Company. That is what it means to be family. And, at the end of the day, we’re serving the classic American meal – burgers and fries. We want people to have some fun and we embed that into our training.

For hands-on training, we gather teams in our premier training restaurants in South Florida, where our brand got started. Team members from both the restaurants and our Restaurant Support Center (“RSC”) become immersed in our BurgerFi restaurant culture through these training restaurants. All new RSC and restaurant managers begin with an Orientation at our RSC, headquartered in Palm Beach Gardens, Florida. We also use the RSC to host our multi-day Developing Impactful Leaders Program for our seasoned restaurant managers and for our month-long, interactive online Field Certification Program for new managers.

We care deeply about our people and are committed to setting them up for success, both at BurgerFi and in their future careers. We believe in a promote from within culture at BurgerFi and nothing makes us happier than when we see our team members develop into Team Leads, Assistant Managers, and General Managers. We are especially proud that we have current General Managers in the system that began their BurgerFi careers as hourly team members when we opened our first BurgerFi in Lauderdale-By-The-Sea in 2011.

The importance of retaining top talent cannot be understated. We are deeply committed to recognizing and developing our leaders through enhanced recognition, training, compensation, and benefits to do so. We are constantly looking at ways to support our restaurant leaders by giving them the opportunity to feel like owners, rewarding them for their performance, providing them with access to world-class coaching and leadership development opportunities, and always being there for them when they need anything. Again, that is what being family is all about.

Diversity, Equity, and Inclusion

BurgerFi is committed to creating an inclusive and equitable environment that supports the growth and success of our team members from diverse socioeconomic backgrounds, genders,  races, experiences, and more.

•

Equal Opportunity – Rooted in our BurgerFi Purpose and Beliefs, we strive to become an employer of choice by providing equal opportunities for, and removing obstacles to, success, while also fostering a culture of diversity, equity, and inclusion.

•

The purpose of the BurgerFi Beliefs is to establish a shared language and set of behaviors that each BurgerFi team member must live by. These beliefs are an integral part of sharing and promoting a culture of inclusion within the organization and beyond.

We are continually looking to enhance our culture of inclusion and in 2020 we have stepped up our efforts, highlighted by:

•

Mentorship Program – BurgerFi believes in a promote from within culture. Launching a new mentorship program will allow us to enhance that philosophy through partnering seasoned BurgerFi team members with new team members looking to build their career through the BurgerFi Pathway.

•

B2B Program – BurgerFi has experts in their fields throughout the Company and we want to shine a light on their talents through our B2B (BurgerFi to BurgerFi) Program. The B2B Program will allow our team members to share their talents and experiences with other BurgerFi team members.

•

Learning and Development – We are rolling out training for all our team members, in particular those in leadership positions, on topics including: overcoming biases, conflict resolution, de-escalation, difficult conversations, and professionalism. The intention behind these trainings, which will be available through  FIDO, is to enhance our inclusive culture and allow our team members to fulfill their potential.

GUEST EXPERIENCE

At BurgerFi we strive to provide our guests with an unparalleled better burger experience.

Positioning and Brand Voice

Our unique positioning is seated within the high-growth, better-burger space. Our chef-driven menu offerings and eco-friendly restaurant design drive our brand communication. Our brand voice, derived from our commitment to better-for-you, indulgent food, is playful and emphasizes the BurgerFi Purpose and Beliefs to team members, guests and stakeholders alike. BurgerFi remains committed to redeFining the way the world eats burgers, and we believe our guests understand our dedication to the values and causes that are important to them.

Technology-Enhanced Brand

Integral to our purpose, BurgerFi harnesses innovation and technology to offer our guests opportunities to enjoy our food when and where they want. In addition to ordering in-restaurant at the counter, guests can enjoy BurgerFi by ordering through 1) the BurgerFi App 2) the BurgerFi website 3) their preferred third-party delivery service provider and 4) on-site kiosks (available at 20% of our restaurants).

The BurgerFi App allows us to connect with guests in a meaningful way through a custom loyalty program tailored to reward users with offers based on their preferences, frequency, and order history. In addition, guests can order through the app for on-demand delivery, which results in lower delivery fees and transit times for the guest. The app can also be used for mobile payments and sharing the BurgerFi experience through gift cards.

Mobile and desktop web-based ordering is available to guests for all domestic BurgerFi restaurants through the BurgerFi website. Guests can order ahead for pick-up and delivery the same as they would using the BurgerFi app and are treated to an intuitive and highly customizable experience, appealing to a variety of food preferences.

In addition to online ordering options, BurgerFi routes all inbound phone orders to a centralized call center (instead of directly to a BurgerFi restaurant), to provide guests with an attentive operator to take their order, and so as to not distract team members from focusing on in-restaurant guest services.

As an early adopter of off-premises dining channels, BurgerFi has also invested in partnerships with third-party delivery service providers (“DSPs”). 99% of BurgerFi restaurants are available on at least one third-party delivery provider and 90% are available on the top four U.S. DSPs – DoorDash, GrubHub, UberEats, and Postmates.

BurgerFi plans to expand its delivery presence nationwide through a strategic partnership with REEF Technology, which has created delivery-only neighborhood kitchens, otherwise known as “ghost kitchens.” With a distributed real estate network of more than 5,000 locations and 10,000 logistics and real estate professionals across 50 cities, REEF is the largest operator of logistics hubs and neighborhood kitchens in the United States. REEF develops ecosystems that connect people to the goods, services, and experiences that neighborhoods need to thrive.

Commissary and Test Kitchen

Our commissary is located in North Palm Beach, FL and is connected to our RSC. The FDA approved kitchen is outfitted with state-of-the-art equipment that allows us to create unique and differentiating products for the system. The goal of the commissary is to provide BurgerFi an international supply chain advantage of proven, industry superior products with added control over ingredients and product quality and consistency.

Our Menu

BurgerFi’s highly customizable menu appeals to guests seeking both quality and transparency and features a broad selection of burgers including plant-based and veggie burgers, chicken, and fresh-made sides. BurgerFi offers only 100% natural angus beef with zero steroids, antibiotics, growth hormones, chemicals, or additives (~1% of U.S. beef meets this criteria).

In addition, BurgerFi serves a variety of craft beers and wines. Selections are locally sourced and tailored to each community that we serve. We constantly look to enhance our wine program with the addition of 350ml splits, wines on tap, and canned rosé at participating locations.

All-Natural American Angus Beef

Angus is known for being a tender, flavorful, and juicy meat. We source from a coop of like-minded ranchers that follow strict practices to ensure their beef is raised entirely without antibiotics.

Why Use All-Natural Angus?

•	No Antibiotics, No Hormones – Never, Ever!
•	Source and Age Verified – All of our beef is 100% sourced in the United States of America.
•	Vegetarian Fed – No animal byproducts are used. The cattle’s diet consists of a vegetarian feed fortified with natural vitamins and minerals for health.
•

Humane Handling Standards – BurgerFi believes all cattle sourced into our beef program should be handled in a humane manner. We only do business with suppliers who are willing to sign off on an agreement to care for their animals with our humane handling standards and accepted credible humane handling programs. When cattle are raised in a calm and healthy environment, tender and flavorful meat is the outcome.

Wagyu Beef Burgers and Hot Dogs

Not only do we serve the highest quality Angus beef burgers, we also serve even higher quality Wagyu beef burgers and hot dogs. Wagyu beef contains a high level of marbling, flavor, and tenderness. We utilize Wagyu beef from Snake River Farms in our most premium burger, The CEO, and our premium Wagyu beef hot dogs.

All-Natural Cage-Free Chicken

At BurgerFi, we’re committed to providing our guests with the highest quality Angus, but we also hold the same standards when it comes to serving the highest quality, 100% all-natural chicken breast.

We source our chicken breasts and our Fi’ed Chicken Tenders from Springer Mountain Farms because of their commitment to quality and humane practices. Springer Mountain Farms is a family-owned business nestled in the hills of the Blue Ridge Mountains in Baldwin, Georgia. Their chickens are all-natural with no steroids or hormones, but also are produced with no antibiotics, are never fed animal by-products, and are American Humane Association certified.

Beyond Meat

At BurgerFi we want to satisfy as many burger cravings as we can, even for those who do not eat beef. In 2017 BurgerFi was the very first national restaurant brand to introduce the Beyond Burger, from Beyond Meat. The Beyond Burger is the world’s first plant-based burger that looks, cooks, and satisfies like beef without GMOs, soy, or gluten. We offer this burger in two ways – vegan and non-vegan.

Potatoes

At BurgerFi, we hand cut our fries every day. The potatoes we use are Idaho Burbank potatoes, prized for being the highest quality potato in the restaurant industry. We fry them in a high oleic canola oil, which has a high smoking point and a better flavor for frying. The fries are cooked when the customer orders them, not sitting under a heat lamp waiting for the customer.

Onion Rings

At BurgerFi, we use jumbo or colossal Spanish onions. The onions are cut in-house, breaded with our secret seasoned flour recipe, then dipped in our homemade beer batter before they are fried to a crispy golden brown. Our onion rings are cooked to order, ensuring the crispiest onion ring possible.

Premium Custard

Guests can satisfy their sweet tooth with a wide selection of rich, creamy custard cups, concretes, and shakes. Our custard is made with high-quality ingredients, using dairy supply that is free from steroids and bovine growth hormones.

Coca-Cola Freestyle Machine

All traditional BurgerFi restaurants are equipped with the Coca-Cola Freestyle soda machine which features over 160 flavors for our guests to choose from. Included in BurgerFi restaurants only is the FI LIME FUSION, our signature soda co-created with our friends at Coca-Cola. The signature green soda is a tart lime flavor with juicy citrus notes.

System-Wide Limited Time Offerings

Our Limited Time Offerings (“LTOs”) program features unique sandwiches and custard shakes throughout the year. LTOs allow us to grow our following, increase guest frequency, and test new products that can potentially become permanent menu additions. We have historically rolled out LTOs on a consistent basis, with fan favorites, such as the CEO Burger, which has become a staple to the core menu. As a collaborative effort between the culinary, operations and marketing teams, the Company carefully tests new products at corporate locations to obtain customer feedback and analyze the key performance indicators before rolling them out to the entire system. Some of our notable LTOs throughout 2019 and 2020 were:

Street Stack (Q2 2019): This sandwich was BurgerFi’s take on classic street food. The Street Stack featured griddle corn cakes (arepas), an all-natural Angus beef, melted white cheddar and mozzarella cheese, smoky bacon, and house-made charred jalapeño pico de gallo.

Fi’ed Chicken Tenders (Q3 2019): We launched the third of our Springer Mountain Farms Chicken offerings to further leverage BurgerFi’s responsible procurement positioning. Fi’ed Chicken Tenders were available in quantities of 3, 5, 10 and a 2-piece kids’ meal. This product has since been seated as a permanent menu item.

Wagyu Bacon Cheddar Melt + Milk & Cookies Shake (Q4 2019): This burger featured two ultra-high-quality Wagyu beef burgers, thick-cut crispy bacon, white cheddar cheese, caramelized onions, and a steak sauce aioli – served on thick-cut Texas-style toast. The shake was made with our creamy vanilla custard and loaded with chunky chocolate chip cookies and sprinkles in honor of the holiday season.

Conflicted Burger + Frozen Hot Chocolate Shake (Q1 2020): As a fun way for our guests to ditch their well-intentioned New Year’s resolutions, we promoted our Conflicted Burger and Conflicted Shake. Our Conflicted Burger features 100% Natural Angus Beef topped with American cheese stacked on top of our award-winning VegeFi Burger® topped with white cheddar and served on a potato bun with lettuce, tomato, and signature Fi Sauce. Our Frozen Hot Chocolate shake featured creamy chocolate custard made with real hot chocolate and toasted marshmallows.

The Baconian Burger + Bacon Jam Fries (Q1 2020): Bacon-lovers across the nation enjoyed our chef-inspired bacon burger featuring bacon prepared in four different ways. The Baconian incorporated 100% natural double angus beef and pork belly blend burgers, topped with smoked bacon cheddar cheese, thick-cut bacon, sautéed onions and bacon aioli. Bacon Jam Fries highlighted our fresh-cut, Idaho potatoes topped with melted cheese, pieces of bacon and bacon jam.

Other Notable Culinary Highlights

1.	Summer BBQ Burger – Double natural Angus beef, tender, slow-cooked BBQ Pork, white American and cheddar cheese, pickles, and made-to-order crunchy coleslaw
2.	Chicken Avocado BLT – All-natural, free range grilled chicken breast, house-made fried avocado, white cheddar, bacon, lettuce, tomato, fi-honey BBQ sauce
3.	Steakhouse Bleu Burger – Double natural Angus beef, Danish bleu cheese, cracked pepper bacon, cabernet onion marmalade and steak sauce.

COVID-19 Delivery and Take-out Initiative

In mid-March 2020, BurgerFi redirected significant efforts to support delivery and pre-paid pick-up orders through the BurgerFi App, DSPs (UberEats, GrubHub, Postmates, and others), and website.

Marquee Events

BurgerFi is a brand committed to giving back to the communities we are part of. In addition to our continuous charitable efforts, we participate in events to raise money for social good, while building brand awareness, including:

•

Ditka & Jaws Cigars with the Stars (Miami, FL, January 30, 2020): Every year, Mike Ditka (Hall of Famer, Chicago Bears) and Ron Jaworski (Hall of Famer, Philadelphia Eagles) host a Super Bowl Party for NFL Alumni and Hall of Famers in order to raise funds and awareness for two charitable causes – Gridiron Greats and Youth Playbook. Youth Playbook focuses on its mission to improve the overall health and wellness of at-risk youth, while Gridiron Greats assists former NFL players financially, socially, and medically. In order to accommodate the 1200 guests in attendance at this ultra-VIP event, BurgerFi built a fully operational kitchen in order to provide catering on the pool deck of the Paramount Miami World Center. BurgerFi has already been asked to return to the 2021 Super Bowl in Tampa, Florida.

•

BurgerFi’s Chow Down for Charity (Miami, Florida September 19, 2019): In honor of Hunger Action Month and National Cheeseburger Day, BurgerFi hosted our first annual Chow Down for Charity to help ‘end hunger one bite at a time’. BurgerFi invited Guinness Book of World Record Competitive Eating Champion, Takeru Kobayashi to help raise funds and awareness for Feeding South Florida. BurgerFi also invited Miami Heat superstar, Bam Adebayo, retired NFL Super Bowl champion and University of Miami NCAA Champion, Russell Maryland, and retired NBA Utah Jazz and Motivational Speaker, Walter Bond. The 2-day event included an autograph-signing, a meet and greet with celebrity guests, and the contribution of funds to provide 47,600 meals to food insecure individuals in the South Florida area.

ENGAGING WITH OUR GUESTS

Social Media

BurgerFi’s digital strategy is to leverage social media and CRM platforms to continuously engage with guests – specifically Millennials who are highly active on social media, rely on technology to make informed purchasing decisions, and generally gravitate towards authentic brands that lack a “chain” feel. This tactical customer engagement approach has resulted in double digit-increases in web, search, and social media metrics, and has contributed store sales increases that have outperformed its industry segment.

BurgerFi’s Sprinklr software tracks guest sentiment through social channels and the Company’s own customer care website. Operating teams and franchisees are trained to quickly react to notifications that are integrated within BurgerFi’s system architecture, giving teams the ability to quickly affect operational corrections and “recapture” guests. Aspiring to win the hearts of its customers, BurgerFi engages with 100% of reviews (both positive and negative) across all channels. The Company is on pace to receive 50,000 reviews in 2020.

System-Wide Promotions (Rewards, Single Day Events, Other)

System-wide promotions are shared on social media, email, and other digital platforms to incentivize new guests to visit our restaurants and build frequency of existing guests. The following are some examples of our system-wide promotions:

2019

•

BurgerFi 8th Anniversary Celebration (2/4-2/8) - Monday: Double Points, Tuesday: $5 BurgerFi Cheeseburger, VegeFi Burger® or Fi’ed Chicken, Wednesday: Free-Freestyle beverage with any purchase, Thursday: $2.50 Custard Shakes, Friday: Free Fresh-Cut Fries

•	MLB Opening Day (3/28) - $2 Hot Dogs
•	Tax Day (4/15) - $5 BurgerFi Cheeseburgers (BurgerFi App Only)
•	Earth Day (4/22) - $5 VegeFi Burger® or Beyond
•	National Hamburger Day (5/28) - $5 BurgerFi Cheeseburgers
•	National French Fry Day (7/13) - $1 Regular Fry
•	National Custard Day (8/8) - Free Regular Custard (BurgerFi App Only)
•	National Cheeseburger Day (9/18) - Buy 1 BurgerFi Cheeseburger, Get 1 for $1
•	World Vegetarian Day (10/1) - $5 VegeFi Burger® or Beyond
•	Boss’ Day (10/16) - Free Freestyle Drink with Purchase of a CEO Burger

2020

•	Galentine’s Day (2/13) - Put an Onion Ring on it for $1
•	Valentine’s Day (2/14) - Red Velvet Shake
•	Earth Day (4/22) - 25% Off VegeFi Burger® + Beyond thru the BurgerFi App
•	National Fry Day (7/13) - Half off a BurgerFi Cheeseburger with purchase of fries

•	French Fry Week (7/14-7/17) - Free Fries thru the BurgerFi App
•	National Custard Day (8/8) - Free Regular Custard with purchase of any sandwich

DEVELOPMENT

Not only is BurgerFi committed to delivering an all-natural premium burger, we also strive to provide an elevated and contemporary dining experience. We put the same thoughtfulness and attention into site selection, construction, and design as we do with our food and hospitality.

Site Selection

BurgerFi’s Real Estate department functions in a manner consistent with the overall BurgerFi purpose and beliefs. This is evidenced by the holistic, perfectionist approach of our site selection criteria. We actively search specific, strategically selected markets for potential new BurgerFi locations. In each selected market, we evaluate these initial sites using the following criteria:

•	Visibility and signage
•	Ingress and egress
•	Ample parking
•	Anchor tenants (Publix, Trader Joe’s, Whole Foods, Kroger, Lifetime fitness, etc.)
•	Co-tenants (Starbucks, Chipotle, Panera, Blaze Pizza, etc.)
•	Trade area (lunch/dinner)
•	Flexible sites: Endcaps, premium in-line, non-traditional (i.e., airports).
•	Footprints – 2,000-2,400 square feet with exterior patio.

Our strategy is to cluster multiple BurgerFi’s in a Demographic Market Area (“DMA”). We believe this clustering allows efficiencies in labor, including knowledge base, “pro-teams”, cross-training and developing and training new managers. Additionally, we believe this clustering allows better leverage in media buying, brand awareness, and culture. We target demographics with high concentrations of well-educated consumers, with above average income levels, who care about what they eat. Beyond our great food, we offer our target consumers a contemporary restaurant design with eco-friendly fixtures and upcycled furniture. Our wholesome atmosphere is thoughtfully designed to enhance the guest experience and to complement shopping centers and communities as well.

Our ideal footprint is 2,200 to 2,400 square feet, usually an endcap in a shopping center. In selecting a site, we closely study key physical attributes, as well as trade area and other comparative data, to assess the quality and viability of a location. Each potential site is carefully analyzed and reviewed by our Real Estate team using the newest AI software. The best locations are analyzed for their internal rate of return (“IRR”) using multiple projected sales scenarios. Once a site has met our IRR criteria it is then brought to a Real Estate Committee for further consideration and scrutiny. We believe that aggressive and ongoing market review, coupled with detailed analysis, should provide a consistent stream of great locations for ongoing future development.

Construction

Once a site is successfully permitted, a BurgerFi restaurant can be built in approximately a 70- day period. During these 70 working days, all construction is completed, and the space is then turned over to the Operational team approximately 85 days from construction start. We partner with a number of general contractors regionally throughout the country, and strive to effectively manage the bidding process of each project to ensure quality standards are kept up to par.

Typically, a BurgerFi buildout ranges from $600,000 to $1,100,000 which includes the initial franchise fee of $37,500. The cost of leasehold improvements varies with the restaurant footprint and square footage, but on average the leasehold improvement costs for a 2,400 square foot space ranges from $110 to $140 per square foot.

Design

BurgerFi restaurants feature an inviting, next-gen look and feel, appealing to consumers of all ages seeking an engaging, high-quality dining experience.

There are many fixtures and furnishings inside that tell a story of sustainability like upcycled furniture items, such as our 111 Navy Coca-Cola chairs, or our energy efficient Macro Air fans and LED lighting that reduce our overall carbon footprint. These products and materials are sourced through our preferred vendors to meet the needs of the restaurants. The main design goal at BurgerFi is to provide an updated, sleek look that is practical for our consumers and provides them with a warm inviting feel. Over the years we have gone through small design evolutions within the four restaurant walls to not only better suit the needs of our guests but also the needs of our team members. We strive to please our guests and in doing so need to create an open space with great quality materials that can be easily cleaned and will withstand the wear and tear of time.

Like most restaurants, we have learned that the delivery channel is an opportunity to innovate our kitchen design. We have worked to equip our kitchens with a layout that is both effective and efficient at increasing our output of products. We have vetted certain equipment pieces that allow us to keep up with desired cook times while providing the best possible end-product for the guest.

Over the years BurgerFi has been very adaptive with our direction of growth. As we move forward, we are constantly reinventing the overall size of our design so we can better fit into non-traditional, spaces that give us greater visibility in the fast-casual burger scene.

Intellectual Property

We own, domestically and internationally, valuable intellectual property including trademarks, service marks, trade secrets and other. proprietary information related to our restaurant and corporate brands. This intellectual property includes logos and trademarks which are of material importance to our business. Depending on the jurisdiction, trademarks and service marks generally are valid as long as they are used and/or registered. We seek to actively protect and defend our intellectual property from infringement and misuse.

Franchise Program

Overview

We use a franchising strategy to augment new restaurant growth in new and established markets, allowing for brand expansion without significant internal capital investment. Our first franchise location was opened in 2012. As of December 31, 2020, there were a total of 102 franchise restaurants in the United States. Franchisees range in size from single restaurant operators to multi-unit operators, the largest of which owns 10 locations.

We believe that franchise revenue provides stable and recurring cash flows to us and, as such, we plan to continue expanding the base of franchise operated restaurants. In established markets, we will encourage continued growth from current franchisees and assist them in identifying and securing new locations. In emerging and new markets, we will source highly qualified and experienced new franchisees for multi-unit development opportunities. Although historically we’ve had a significant blend of one to two store franchise operators in our system, in expansion markets we will strive to seek franchisees from successful, non-competitive brands operating within those markets. We market franchise opportunities through strategic networking, participation in select industry conferences, our existing website and printed materials.

We have several forums to enhance participation and engagement with our franchise community. FAC works with their group of franchise constituents to communicate and collaborate with our RSC providing input, feedback, and marketing strategy and system wide initiatives.  Cross functional teams comprised of company operators, franchise operators and executive team members collaborate to enhance vendor relationships and negotiate favorable win-win scenarios for both the BurgerFi system and our vendor partners.

Franchise Owner Support

We have structured our corporate staff, training programs, operational systems, and communication systems to ensure we are delivering strong, effective support to our franchisees. We assist franchisees with the site selection process, and every new franchise location is scrutinized by our corporate real estate team. We provide template plans franchisees may use for new restaurant construction and work with franchisees and their design and construction vendors to ensure compliance with brand specifications. A training program is required for all franchisees, operating partners, and management staff. Training materials introduce new franchisees to our operational performance standards and the metrics that help maintain these high standards.

For the first two restaurant openings for a new franchisee, we typically provide significant on-site support, with more modest support for subsequent openings for that franchisee. On an ongoing basis, we collect and disseminate customer experience feedback on a real time basis through a third-party vendor. We also conduct regular on-site audits at each franchise location, although in the COVID-19 environment we perform our internal inspections through video collaboration and also use Steritech, a third-party vendor, to physically inspect each location and timely provide us with their full report. Our Regional Operations Leaders are dedicated to ongoing franchise support and oversight, regularly visiting each franchise territory. However, in the recent COVID-19 environment that we are experiencing, travel has been limited. Our marketing department assists franchisees with local marketing programs and guidance with our national marketing campaigns. We typically communicate with franchisees through our company newsletter, the “Bugle”, which is published monthly and hold weekly inter-active webinar meetings to update our franchisee teams and conduct additional training. We also hold an annual summit for franchisees, vendors, and company operations leaders to review overall performance, celebrate shared success, communicate best practices, and plan for the year ahead.

Charitable Partners

From 2017-2019, BurgerFi raised $236,235 to help fund St. Jude Children’s Research Hospital. The funds were raised through our limited time offer (LTO) products such as the Very Berry Wafflewich and the Steakhouse Bleu Burger. The donation from each LTO product sale was $1, which went directly to St. Jude.

In September of 2019, for Hunger Action Month and National Cheeseburger Day, BurgerFi partnered with Feeding South Florida to help “end hunger one bite at a time.” With the funds raised, we were able to provide 47,600 meals for food insecure individuals in the South Florida area. We are now in conversations with their parent organization, Feeding America, about a long-term partnership.

In May of 2020, BurgerFi partnered with the Marcum Foundation to deliver 20,000 meals to healthcare heroes on the frontlines of COVID-19 in major cities throughout the United States.

For new restaurant openings, we invite local ‘hometown heroes’ such as firefighters, police officers and EMT’s, to enjoy a complimentary meal in honor of the Grand Opening.

Additionally, each BurgerFi regularly hosts Give Back Nights to help raise funds for charitable causes in the communities that they serve. Supporters who attend these events will have a minimum of 15% of their order totals donated to benefit the charitable organization.

SUPPLY CHAIN

Sourcing

The Brand’s philosophy since day one is to work with best-in-class suppliers across our supply chain so that we can always provide top quality, better-for-you food for our guests. For our meat, we source from some of best ranches in the United States including Meyer Company Ranch, Snake River Farms, and Springer Mountain Farms, who share in our commitment to all-natural food, with no hormones or antibiotics, that is humanely raised and source verified. In 2018, we received an “A” grading from the Natural Resources Defense Council in their Chain Reaction Report for sourcing beef raised without any antibiotics (one of only two burger chains to have done so). In addition, our bread is free of synthetic chemicals, our ketchup is free of corn syrup, and we use cage-free eggs. For more information, our animal welfare policy can be found on our BurgerFi website.

At BurgerFi we ensure that our beef is always freshly ground and never frozen at all domestic locations. As we’ve grown, we have partnered with the largest and most respected grinding facility in the industry. With this partnership we have transparent auditable pricing, backup production facility plans, and have secured multiple vendor supply partnerships.

We have carefully selected domestic suppliers based on quality, transparency, and reliability for our major ingredients, including beef, chicken, potato buns, custard, produce, and potatoes. We purchased all of our ground beef and chicken from two suppliers, potato buns from one supplier, and custard from two suppliers. Should we experience any interruptions or shortage, we have identified alternatives to substitute services and products which we believe will maintain our high standards of quality and transparency.

Distribution

We contract with one distributor to provide almost all of our food distribution services in the United States. This distributor processes approximately 90% of our core food and beverage ingredients and 100% of our paper goods and chemicals for distribution and delivery to each BurgerFi. We utilize 24 affiliated distribution centers to supply our domestic franchise and Company-operated restaurants. We regularly assess our broadline distributor to ensure our strict safety and quality standards are met and that the prices they offer are competitive.

Food Safety

At BurgerFi, food safety is of the utmost importance. Within our restaurants we have stringent food safety and quality protocols that help our teams ensure they are providing a safe place to eat for our guests and team members alike. Utilizing in-house temperature and quality audits throughout the day, we strive to verify that all products are safe and of highest quality.

Additionally, we use a third-party auditing system, Steritech, designed to ensure we meet and exceed local health standards. These Steritech audits are completed periodically and without notice with the goal of ensuring that our restaurants maintain our high standards at all hours of the day. Since the onset of the COVID-19 pandemic, we have initiated an additional Steritech COVID-19 Protocol audit for each restaurant each quarter.

Through FIDO, we provide our restaurants with tools and resources at the click of a button. These tools include COVID-19 reopening tactics, expectations for team members, disinfecting processes, and equipment cleaning protocols.

Management Information Systems

All of our traditional domestic and international Company and franchise-operated restaurants use computerized point-of-sale and back-office systems that are designed specifically for the restaurant industry and are operated by highly trained BurgerFi team members. In addition, some domestic locations also offer guest facing self-ordering kiosk technology. Both point-of-sales systems provide touch screen interfaces, order confirmation displays, kitchen displays and integrated, high-speed credit card, gift card and BurgerFi loyalty program processing. The information collected from the point-of-sale system includes daily transaction data, which generates information about sales, average transaction size as well as product mix information. This system allows our management teams to run various reports and access vital information to assist them in controlling food and labor costs on a daily basis.

This information also provides the Regional Operations leaders and the RSC real-time, detailed information to assist our management teams with the day-to-day operations of each location so they can efficiently and confidently operate their restaurants.

GROWTH STRATEGIES

In 2019, BurgerFi opened 15 new restaurants, resulting in the creation of approximately 450 jobs. During the year December 31, 2020 we have opened three company-owned restaurants, eight franchise restaurants and seven delivery-only licensed ghost kitchens.

Traditional Company and Franchise Restaurant Development

BurgerFi currently enjoys a larger geographic footprint than several of its “better burger” competitors, with significant growth headroom for new development in greenfield areas as well as clustering in existing markets.

Our goal is to strategically position new units to either cluster within existing markets or to build-out important new DMAs through multi-unit development. We believe BurgerFi is powerfully positioned with a pipeline of new units projected to open through 2021 and 2022 resulting from a combination of franchise and new corporate restaurant development.

A key indicator of the overall appeal and staying power of the BurgerFi model comes from existing multi-unit franchisees who continue to build on their initial successes by adding new BurgerFi units to their portfolio.

Non-Traditional Partnerships

In recent years BurgerFi has begun targeting “non-traditional” venues, like airports, transportation hubs, toll roads, higher education, military bases, and sporting venues, for restaurant locations. Initial promising licensing agreements with major food and beverage operators include Aramark, HMS Host, Delaware North, SSP America, and the US Air Force Services Activity. Expansion in these areas should produce significant additional growth through marquee, high-volume units.

Delivery Only Expansion

In April 2020, BurgerFi signed a license agreement with REEF Technology to open delivery-only kitchens, also known as “ghost kitchens,” in major markets throughout the United States. With a distributed real estate network of more than 5,000 locations and 10,000 logistics and real estate professionals across 50 cities, REEF is the largest operator of logistics hubs, and neighborhood kitchens, in the United States.

The partnership with REEF Technology will allow for BurgerFi to expand into new major markets like Los Angeles, Seattle, Chicago, Houston, Nashville, and Minneapolis. BurgerFi launched its first kitchen on June 15, 2020 in Miami and is targeting to having approximately 25 operating kitchens by the end of 2021.

United States Air Force Services Activity Partnership

BurgerFi signed a license agreement with the US Air Force Services Activity in October 2019 with plans to open restaurants on five Air Force bases in the U.S. The Air Force Services Activity chose BurgerFi as part of their global initiative to enhance food quality, variety and availability on Air Force bases throughout the U.S. and abroad.

Millennial and Gen-Z generations, who are largely represented in new recruits enlisting in military divisions, are more likely to demand high quality, natural food offerings. The military is turning to brands like BurgerFi to meet these preferences.

Centralized Commissary Kitchen

BurgerFi’s centralized commissary kitchen is located in North Palm Beach, FL and is equipped with high-speed, automated equipment for mass production of select products with greater efficiency and consistency under the supervision of a skilled food production team. The kitchen allows for BurgerFi to generate revenue by manufacturing and distributing proprietary products for the system that differentiate its brand among its competitors. It also gives BurgerFi added control over ingredients, quality, and product consistency.

Phase 2 of the Commissary, set to launch in the second quarter of 2021, includes the production of BurgerFi’s proprietary sauces (Fi Sauce, Honey Mustard BBQ, Garlic Aioli, and others).

Expanding and Enhancing Guest Experience

Menu Innovation

BurgerFi continues to evaluate and enhance our menu offerings to highlight quality and value for our guests. Our menu represents our commitment to responsible procurement and showcases our 100% all-natural American Angus beef. In addition, our menu offerings also feature the farms and ranches where we source our Wagyu beef (Snake River Farms) and NAE Chicken (Springer Mountain Farms).

Digital Expansion - Loyalty Program

The BurgerFi App was rolled out in 2018. The BurgerFi App and our Loyalty Program are pillars for our rapid growth, and we are committed to continue our investment in and enhancement of the platform to provide the best experience for our guests, and in so doing, grow our user base exponentially.

In 2020, BurgerFi made enhancements to our rewards program with the goal of garnering more loyalty and frequency amongst our guests while improving the ROI and profitability of the platform at the restaurant level. In the first phase we focused on making the rewards program simpler to understand for guests and our front-of-house team members alike. Looking forward, we intend to continue to streamline the loyalty features, while increasing brand storytelling, surprise and delight opportunities, and offers to engage our most loyal guests.

Tapping into the Growing “Conscious Consumer” Market

We believe that many consumers and investors want to associate with brands that have a heightened commitment to environmental and social practices. As the Millennial and Gen Z generations continue to grow and exercise their spending powers towards higher quality, authentic brands, we believe BurgerFi will become the go-to destination for those consumers and investors whose beliefs align with ours.

BurgerFi believes in clean, transparent, and sustainable restaurant ecosystems, which includes a full commitment to the humane treatment of animals. Since its inception, BurgerFi has taken the position of advocating for best practices in humane animal treatment. In 2018, BurgerFi was named as one of the top two national brands in the burger industry maintaining the highest standards for the sourcing of our beef. We received an “A” on the fourth annual Chain Reaction scorecard released by six major consumer and environmental organizations. In 2019, BurgerFi was named Best Burger Joint by the Chain Reaction Report. We have had this commitment to excellence and the highest standards since our doors opened in 2011.

Environmental sustainability guides our decision-making when it comes to BurgerFi restaurant construction and design – we are all-natural and proud of it. From using number two southern pine lumber, some of the most renewable wood on the planet, to our energy efficient appliances, we constantly look at the ways in which we can minimize our environmental footprint.

Aggressive Growth Plans Deserve Aggressive Marketing Initiatives

BurgerFi has differentiated itself from other fast casual, better burger competitors through our product quality and transparency, continuous investment in a technology infrastructure, commitment to sustainability, and our industry-leading digital and social marketing strategy.

Rarely has a nearly 119-unit restaurant brand received such extensive recognition by industry and consumers in such a short period of time. BurgerFi has been named in Fast Casual’s Top 100 Movers and Shakers for 7 years in a row (beginning in 2013), was on Nation’s Restaurant’s News’ 2019 Fast Casual Top Movers and Shakers and was even recognized as New York City’s Best Veggie Burger by the New Yorker.

Additional notable placements include in Franchise Times, Restaurant Business, New York Times, Bloomberg, USA Today, Fox Business, Mashed, Thrillist, Delish, Ad Age and more, as well as on shows such as CNBC Squawk Alley, Fox & Friends morning show, and Fox News.

Available Information

Our Internet website is www.burgerfi.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, under the Investor Relations tab of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained on it or connected to it are not part of, or incorporated by, reference into this Annual Report.  Additionally, the SEC maintains a website located at www.sec.gov that contains the information we file or furnish electronically with the SEC.

Item 1A. Risk Factors.

RISK FACTORS

Stockholders should carefully consider the following risk factors, together with all of the other information included in this annual report on Form 10-K and in our other public disclosures. The risks described below highlight potential events, trends or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity or access to sources of financing and could adversely affect the trading price of our securities. These risks could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance.

RISKS RELATED TO OUR GROWTH STRATEGIES AND OPERATIONS

Our primary growth strategy is highly dependent on the availability of suitable locations and our ability to develop and open new restaurants on a timely basis, on attractive terms.

One of the keys to achieving our growth strategies will be opening and operating new restaurants on a profitable basis for the foreseeable future. We must identify target markets where we can enter or expand, taking into account numerous factors such as the location of our current restaurants, the target consumer base, population density, demographics, traffic patterns, competition, geography and information gathered from our various contacts. We may not be able to open our planned new restaurants within budget or on a timely basis, if at all, given the uncertainty of these factors, which could adversely affect our business, financial condition and results of operations. As we operate more restaurants, our rate of expansion relative to the size of our restaurant base will eventually decline.

The number and timing of new restaurants opened during any given period may be negatively impacted by a number of factors including: (1) the identification and availability of attractive sites for new restaurants; (2) difficulty negotiating suitable lease terms; (3) shortages of construction labor or materials; (4) recruitment and training of qualified personnel in the local market; (5) our ability to obtain all required governmental permits, including zoning approvals; (6) our ability to control construction and development costs of new restaurants; (7) competition in new markets, including competition for appropriate sites; (8) the proximity of potential sites to an existing restaurant, and the impact of cannibalization on future growth; (9) anticipated commercial, residential and infrastructure development near our new restaurants; and (10) the cost and availability of capital to fund construction costs and pre-opening costs.

Accordingly, we cannot assure you that we will be able to successfully expand as we may not correctly analyze the suitability of a location or anticipate all of the challenges imposed by expanding our operations. Our growth strategy, and the substantial investment associated with the development of each new domestic company-operated restaurant, may cause our operating results to fluctuate and be unpredictable or adversely affect our profits. In addition, as has happened when other restaurant concepts have tried to expand, we may find that our concept has limited appeal in new markets or we may experience a decline in the popularity of our concept in the markets in which we operate. If we are unable to expand in existing markets or penetrate new markets, our ability to increase our revenue and profitability may be materially harmed or we may face losses.

Our expansion into new markets may present increased risks, which could affect our profitability.

We hope to open Company-operated restaurants in markets where have little or no operating experience. Restaurants we open in new markets may take longer to reach expected restaurant sales and profit levels on a consistent basis and may have higher construction, occupancy, or operating costs than restaurants we open in existing markets. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than originally planned in advertising and promotional activity in new markets to build brand awareness. We may also incur higher costs from entering new markets if, for example, we assign area directors to manage comparatively fewer restaurants than we assign in more developed markets. Also, until we attain a critical mass in a market, the restaurants we open will incur higher food distribution costs and reduced operating leverage. As a result, these new restaurants may be less successful or may achieve target restaurant-level operating profit margins at a slower rate, if ever.

Our failure to effectively manage our growth could harm our business and operating results.

Our existing personnel, management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures, and controls and to locate, hire, train and retain management and operating personnel, particularly in new markets. We may not be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure or be able to hire or retain the necessary management and operating personnel, which could harm our business, financial condition or results of operations. These demands could cause us to operate our existing business less effectively, which in turn could cause a deterioration in the financial performance of our existing restaurants. If we experience a decline in financial performance, we may decrease the number of or discontinue restaurant openings, or we may decide to close restaurants that we are unable to operate in a profitable manner.

New restaurants, once opened, may not be profitable and may negatively affect restaurant sales at our existing restaurants.

Our results have been, and in the future may continue to be, significantly impacted by the timing of new restaurant openings (often dictated by factors outside of our control). Our experience has been that labor and operating costs associated with a newly opened restaurant for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Our new restaurants take a period of time to reach target operating levels due to inefficiencies typically associated with new restaurants, including the training of new personnel, new market learning curves, inability to hire sufficient qualified staff and other factors. We may incur additional costs in new markets, particularly for transportation and distribution, which may impact the profitability of those restaurants. Although we have specific target operating and financial metrics, new restaurants may not meet these targets or may take longer than anticipated to do so. Any new restaurants we open may not be profitable or achieve operating results similar to those of our existing restaurants, which could adversely affect our business, financial condition or results of operations.

If we are unable to maintain and grow restaurant sales at existing restaurants, our financial performance could be adversely affected.

The level of same-store sales growth, which represents the change in year-over-year revenue for domestic Company-operated restaurants open for 14 full months or longer, could affect our restaurant sales growth. Our ability to increase same-store sales depends, in part, on our ability to successfully implement our initiatives to build restaurant sales. It is possible such initiatives will not be successful, that we will not achieve our target same-store sales growth or that same-store sales growth could be negative, which may cause a decrease in restaurant sales and profit growth that would adversely affect our business, financial condition or results of operations.

Our mission of being “natural and proud of it” may subject us to risks.

Our mission is a significant part of our business strategy and what we are as a company. However, we face many challenges in carrying out our mission. We incur higher costs and other risks associated with purchasing high quality ingredients grown or raised with an emphasis on quality and responsible practices. As a result, our food and labor costs may be significantly higher than other companies who do not source high quality ingredients or pay above minimum wage. Additionally, the supply for high quality ingredients may be limited and it may take us longer to identify and secure relationships with suppliers that are able to meet our quality standards and have sufficient quantities to support our growing business. If we are unable to obtain a sufficient and consistent supply for our ingredients on a cost-effective basis, our food costs could increase or we may experience supply interruptions which could have an adverse effect on our operating margins. Additionally, some of our competitors have recently announced initiatives to offer better quality ingredients, such as antibiotic-free meat. If this trend continues, it could further limit our supply for certain ingredients and we may lose our competitive advantage as it will be more difficult for our business to differentiate itself.

We have a limited number of suppliers for our major products and rely on SYSCO Corporation for the majority of our domestic distribution needs.

We have a limited number of suppliers for our major ingredients. Due to this concentration of suppliers, the cancellation of our supply arrangements with any one of these suppliers or the disruption, delay or inability of these suppliers to deliver these major products to our restaurants may materially and adversely affect our results of operations while we establish alternate distribution channels. In addition, if our suppliers fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. we cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms or a timely basis, if at all. Although we believe that alternative supply and distribution sources are available, there can be no assurance that we will continue to be able to identify or negotiate with such sources on terms that are commercially reasonable to us. If our suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs, each of which could have a material adverse effect on our results of operations.

Our plans to open new restaurants, and the ongoing need for capital expenditures at our existing restaurants, require us to spend capital.

Our growth strategy depends on opening new restaurants, which will require us to use cash flows from operations. We cannot assure you that cash flows from operations will be sufficient to allow us to implement our growth strategy. If these funds are not allocated efficiently among our various projects, or if any of these initiatives prove to be unsuccessful, we may experience reduced profitability and we could be required to delay, significantly curtail or eliminate planned restaurant openings, which could have a material adverse effect on our business, financial condition and results of operations. In addition, as our restaurants mature, our business will require capital expenditures for the maintenance, renovation, and improvement of existing restaurants to remain competitive and maintain the value of our brand standard. This creates an ongoing need for cash, and, to the extent we cannot fund capital expenditures from cash flows from operations, funds will need to be borrowed or otherwise obtained. If the costs of funding new restaurants or renovations or enhancements to existing restaurants exceed budgeted amounts, and/or the time for building or renovation is longer than anticipated, our profits and liquidity could be reduced. If we cannot access the capital we need, we may not be able to execute our growth strategy, take advantage of future opportunities or respond to competitive pressures.

Our marketing strategies and channels will evolve and may not be successful.

We incur costs and expend other resources in our marketing efforts to attract and retain guests. Our strategy includes public relations, digital and social media, promotions and in-store messaging, which require less marketing spend as compared to traditional marketing programs. Currently, the number of discounted promotions and advertising we undertake is not significant. As the number of restaurants increases, and as we expand into new markets, we expect to increase our investment in advertising and consider additional promotional activities. Accordingly, in the future, we will incur greater marketing expenditures, resulting in greater financial risk and a greater impact on our financial results. We rely heavily on social media for many of our marketing efforts. If consumer sentiment towards social media changes or a new medium of communication becomes more mainstream, we may be required to fundamentally change our current marketing strategies which could require us to incur significantly more costs. Some of our marketing initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenue. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising than we are able to at this time. Should our competitors increase spending on marketing and advertising or our marketing funds decrease for any reason, or should our advertising and promotions be less effective than those of our competitors, there could be a material adverse effect on our business, financial condition and results of operations.

We rely on a limited number of franchisees for the operation of our franchised restaurants, and we have limited control with respect to the operations of our franchised restaurants, which could have a negative impact on our reputation and business.

We rely, in part, on our franchisees and the manner in which they operate their restaurants to develop and promote our business. As of December 31, 2020, 55 franchisees operated all of our domestic franchised restaurants and two franchisees operated all of our international franchised restaurants. Our franchisees are required to operate their restaurants according to the specific guidelines we set forth, which are essential to maintaining brand integrity and reputation, all laws and regulations applicable to us and our subsidiaries, and all laws and regulations applicable in the jurisdictions in which we operate. We provide training to these franchisees to integrate them into our operating strategy and culture. However, since we do not have day-to-day control over all of these restaurants, we cannot give assurance that there will not be differences in product and service quality, operations, labor law enforcement or marketing or that there will be adherence to all of our guidelines and applicable laws at these restaurants. In addition, if our franchisees fail to make investments necessary to maintain or improve their restaurants, guest preference for the BurgerFi brand could suffer. Failure of these restaurants to operate effectively could adversely affect our cash flows from those operations or have a negative impact on our reputation or our business.

The success of our franchised operations depends on our ability to establish and maintain good relationships with our franchisees. The value of our brand and the rapport that we maintain with our franchisees are important factors for potential franchisees considering doing business with us. If we are unable to maintain good relationships with franchisees, we may be unable to renew franchise agreements and opportunities for developing new relationships with additional franchisees may be adversely affected. This, in turn, could have an adverse effect on our business, financial condition and results of operations. Although we have developed criteria to evaluate and screen prospective developers and franchisees, we cannot be certain that the developers and franchisees we select will have the business acumen necessary to open and operate successful franchised restaurants in their franchising areas. Franchisees may not have access to the financial or management resources that they need to open the restaurants contemplated by their agreements with us or to be able to find suitable sites on which to develop them, or they may elect to cease development for other reasons. Franchisees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and governmental approvals or meet construction schedules. Additionally, financing from banks and other financial institutions may not always be available to franchisees to construct and open new restaurants. Any of these factors could slow our growth from franchised operations and reduce our franchising revenue.

Our franchise business model presents a number of risks.

Our success as a franchised business relies, in part, on the financial success and cooperation of our franchisees. Our restaurant margins arise from two sources: fees from franchised restaurants (e.g., royalties based on a percentage of sales) and sales from Company-operated restaurants. Our franchisees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenue we realize from franchised restaurants is largely dependent on the ability of our franchisees to grow their sales. Business risks affecting our operations also affect our franchisees. In particular, our franchisees have also been significantly impacted by the COVID-19 pandemic. If franchisee sales trends continue to worsen, our financial results will continue to be negatively affected, which may be material.

Our success also relies on the willingness and ability of our independent franchisees to implement our initiatives, which may include financial investment, and to remain aligned with us on operating, value/promotional and capital-intensive reinvestment plans. The ability of franchisees to contribute to the achievement of our plans is dependent in large part on the availability to them of funding at reasonable interest rates and may be negatively impacted by the financial markets in general, by the creditworthiness of our franchisees or the Company or by banks’ lending practices. If our franchisees are unwilling or unable to invest in major initiatives or are unable to obtain financing at commercially reasonable rates, or at all, our future growth and results of operations could be adversely affected.

From time to time, we have guaranteed certain franchisee’s lease obligations, which could require us to make lease payments on behalf of franchisees should they fail to honor such commitments. Our operating performance could also be negatively affected if our franchisees experience food safety or other operational problems or project an image inconsistent with our brand and values, particularly if our contractual and other rights and remedies are limited, costly to exercise or subjected to litigation and potential delays. If franchisees do not successfully operate restaurants in a manner consistent with our required standards, our brand’s image and reputation could be harmed, which in turn could hurt our business and operating results. Our ownership mix also affects our results and financial condition. The decision to own restaurants or to operate under franchise agreements is driven by many factors whose interrelationship is complex. The benefits of our more heavily franchised structure depend on various factors including whether we have effectively selected franchisees that meet our rigorous standards, whether we are able to successfully integrate them into our structure and whether their performance and the resulting ownership mix supports our brand and financial objectives. Additionally, a rise in minimum wages could adversely impact our and our franchisees’ financial performance. The impact of events such as boycotts or protests, labor strikes, and supply chain interruptions (including due to lack of supply or price increases) could also adversely affect both us and our franchisees.

RISKS RELATED TO OPERATING IN THE RESTAURANT INDUSTRY

Incidents involving food safety and food-borne illnesses could adversely affect guests’ perception of our brand, result in lower sales and increase operating costs.

Food safety is a top priority, and we dedicate substantial resources to ensure the safety and quality of the food we serve. Nevertheless, we face food safety risks, including the risk of food-borne illness and food contamination, which are common both in the restaurant industry and the food supply chain and cannot be completely eliminated. We rely on third-party food suppliers and distributors to properly handle, store and transport ingredients to our restaurants. Any failure by our suppliers, or their suppliers, could cause ingredients to be contaminated, which may be difficult to detect before the food is served. Additionally, the risk of food-borne illness may also increase whenever our food is served outside of our control, such as by third-party delivery services. Regardless of the source or cause, any report of food-borne illnesses or food safety issues, whether or not accurate, at one or more of our restaurants, including restaurants operated by our franchisees, could adversely affect our brand and reputation, which in turn could result in reduced guest traffic and lower sales. If any of our guests become ill from food-borne illnesses, we could be forced to temporarily close one or more restaurants or choose to close as a preventative measure if we suspect there was a pathogen in our restaurants. Furthermore, any instances of food contamination, whether or not at our restaurants, could subject us or our suppliers to voluntary or involuntary food recalls and the costs to conduct such recalls could be significant and could interrupt supply to unaffected restaurants or increase the cost of ingredients.

Increased food commodity and energy costs could decrease our restaurant-level operating profit margins or cause us to limit or otherwise modify our menu, which could adversely affect our business.

Our profitability depends, in part, on our ability to anticipate and react to changes in the price and availability of food commodities, including among other things beef, poultry, grains, dairy and produce. Prices may be affected due to market changes, increased competition, the general risk of inflation, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. For example, in 2020, COVID-19 caused significant supply chain disruptions. This and other events could increase commodity prices or cause shortages that could affect the cost and quality of the items we buy or require us to further raise prices or limit our menu options. These events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our restaurant sales and restaurant-level operating profit margins. While we have been able to partially offset inflation and other changes in the costs of core operating resources by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our guests without any resulting change to their visit frequencies or purchasing patterns. In addition, there can be no assurance that we will generate same-store sales growth in an amount sufficient to offset inflationary or other cost pressures.

The digital and delivery business, and expansion thereof, is uncertain and subject to risk.

Digital innovation and growth remain a focus for us. Our continuous investment in a sophisticated technology infrastructure, we believe, has enabled us to strategically anticipate and execute against significant industry-wide changes. We utilize advanced technology to analyze, communicate and tactically execute in virtually all aspects of the business. We have executed upon our digital strategy over the past few years, including the development and launch of our app, our licensing agreement with REEF Kitchens, and using various third-party delivery partners, including partnerships with Uber Eats, DoorDash, Post Mates and Grubhub. As the digital space around us continues to evolve, our technology needs to evolve concurrently to stay competitive with the industry. If we do not maintain digital systems that are competitive with the industry, our digital business may be adversely affected and could damage our sales. We rely on third parties for our ordering and payment platforms relating to our mobile app and REEF Kitchens. Such services performed by these third parties could be damaged or interrupted by technological issues, which could then result in a loss of sales for a period of time. Information processed by these third parties could also be impacted by cyber-attacks, which could not only negatively impact our sales, but also harm our brand image.

Recognizing the rise in delivery services offered throughout the restaurant industry, we understand the importance of providing such services to guests wherever and whenever they want. We have invested in marketing to promote our delivery partnerships, which could negatively impact profitability if the business does not continue to expand. We rely on third parties, including Uber Eats, DoorDash, Post Mates and Grubhub, to fulfill delivery orders timely and in a fashion that will satisfy guests. Errors in providing adequate delivery services may result in guest dissatisfaction, which could also result in loss of guest retention, loss in sales and damage to our brand image. Additionally, as with any third-party handling food, such delivery services increase the risk of food tampering while in transit. We are also subject to risk if there is a shortage of delivery drivers, which could result in a failure to meet guests’ expectations. Third-party delivery services within the restaurant industry are a competitive environment and include a number of players competing for market share. If our third-party delivery partners fail to effectively compete with other third-party delivery providers in the sector, delivery business may suffer resulting in a loss of sales. If any third-party delivery provider we partner with experiences damage to their brand image, we may also see ramifications due to our partnership with them. Additionally, some of our competitors have greater financial resources to spend on marketing and advertising around their digital and delivery campaigns than we have at this time. Should our competitors increase their spend in these areas, or if our advertising and promotions are less effective than our competitors, there could be an adverse impact on our business in this space. As delivery, as well as the partnerships we have made in connection with delivery, is still a new concept, it is difficult for us to anticipate its impact to our sales as well as the challenges we may face in the future.

Shortages or interruptions in the supply or delivery of food products could adversely affect our operating results.

We are dependent on frequent deliveries of food products that meet our exact specifications. Shortages or interruptions in the supply of food products caused by problems in production or distribution, inclement weather, unanticipated demand or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our operating results. Our burgers depend on the availability of our proprietary ground beef blend. Availability of our blend depends on two different components: raw material supplied by the slaughterhouses and ground and formed beef patties supplied by the national grinder who further processes and converts proteins purchased from the slaughterhouses. If there is an interruption of operation at our national grinder’s facility, we face an immediate risk because each restaurant typically has less than three days of beef patty inventory on hand. However, our national grinder is contractually obligated to provide an alternate back-up supply and facility in the event of a disruption in their operations. In addition, our distribution model allows us to back haul product from 1 of our 25 distribution centers. We also have a final emergency protocol which allows the distribution model to freeze product to ensure there is no stoppage in daily operations. We currently use four of the world’s largest approved raw beef suppliers and two approved beef processing facilities in the United States. If there is a supply issue with all U.S. raw beef, we have tested and approved an international beef supplier. This is a benefit of partnering with one of the United States’ largest and most respected beef processors. The benefit to using international suppliers that are already in the current partnered supply chain is there is little to no shipping lead time, no additional shipping costs or potential import customs risks. It is unknown at this time how long it would take and at what cost the raw material would be available in such an industry crisis, but the additional cost would likely adversely affect the financial results of our business.

We face significant competition for guests, and if we are unable to compete effectively, our business could be adversely affected.

The restaurant industry is intensely competitive with many well-established companies that compete directly and indirectly with us with respect to taste, price, food quality, service, value, design and location. We compete in the restaurant industry with multi-unit national, regional and locally-owned and/or operated limited-service restaurants and full-service restaurants. We compete with (i) restaurants, (ii) other fast casual restaurants, (iii) quick service restaurants and (iv) casual dining restaurants. We may also compete with companies outside of the traditional restaurant industry, such as grocery store chains, meal subscription services and delicatessens, especially those that target customers who seek high-quality food, as well as convenience food stores, cafeterias and other dining outlets. Many of our competitors have existed longer than we have and may have a more established market presence, better locations and greater name recognition nationally or in some of the local markets in which we operate or plan to open restaurants. Some of our competitors may also have significantly greater financial, marketing, personnel and other resources than we do. They may also operate more restaurants than we do and may be able to take advantage of greater economies of scale than we can given our current size. Our competition continues to intensify as new competitors enter the burger, fast casual, quick service and casual dining segments. Many of our competitors emphasize low cost “value meal” menu options or other programs that provide price discounts on their menu offerings, a strategy we do not currently pursue. We also face increasing competitive pressures from some of our competitors who have recently announced initiatives to offer better quality ingredients, such as antibiotic-free meat. Our continued success depends, in part, on the continued popularity of our menu and the experience we offer guests at our restaurants. If we are unable to continue to compete effectively, customer traffic, restaurant sales and restaurant-level operating profit margins could decline and our business, financial condition and results of operations would be adversely affected.

We are subject to risks associated with leasing property subject to long-term non-cancelable leases.

We do not own any real property and all of our domestic Company-operated restaurants are located on leased premises. The leases for our restaurants generally have initial terms ranging from ten to 20 years and typically provide for two to four five-year renewal options as well as rent escalations. Generally, our leases are net leases that require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If we close a restaurant, we may still be obligated to perform our monetary obligations under the applicable lease, including, among other things, payment of the base rent for the remaining lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close restaurants in desirable locations. We depend on cash flows from operations to pay our lease expenses and to fulfill other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings or other sources, we may not be able to service our lease obligations or fund our other liquidity and capital needs, which would materially affect our business.

Restaurant companies have been the target of class action lawsuits and other proceedings that are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.

Our business is subject to the risk of litigation by employees, guests, suppliers, franchisees, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions, or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination, and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of assistant managers and failure to pay for all hours worked. Additionally, our guests could file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to one of our restaurants, including actions seeking damages resulting from food-borne illnesses or accidents in our restaurants. We are also subject to a variety of other claims from third parties arising in the ordinary course of our business, including contract claims. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. In addition, they may generate negative publicity, which could reduce guest traffic and restaurant sales. Although we maintain what we believe to be adequate levels of insurance to cover any of these liabilities, insurance may not be available at all or in sufficient amounts with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could adversely affect our business and results of operations.

We may be unable to obtain forgiveness of the PPP Loan, in whole or in part, in accordance with the provisions of the CARES Act, which could adversely affect our financial condition.

In May 2020, we entered into a note with Pilot Bank, under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) pursuant to which Pilot Bank agreed to make a loan to us in the amount of approximately $2.2 million (“the PPP Loan”). The PPP Loan matures in May 2022, bears interest at a rate of 1.0% per annum and requires no payments during the first six months from the date of the loan. The PPP Loan is unsecured and guaranteed by the Small Business Administration (“the SBA”). Under the terms of the PPP Loan, the principal amount of the loan may be forgiven to the extent it is used for qualifying expenses as described in the CARES Act and we otherwise request forgiveness in accordance with the terms of the PPP Loan and the requirements of the SBA. On April 28, 2020, the Secretary of the Treasury and SBA announced that the government will review all PPP loans of more than $2.0 million before there is forgiveness. During February 2021, we began the process of applying for PPP Loan forgiveness. We cannot guarantee that we will be successful in obtaining forgiveness of all or any part of such principal amount. We will be required to repay any principal amount of the PPP Loan that is not forgiven, together with accrued and unpaid interest, in equal monthly installments prior to the maturity date of the loan, which would further restrict our operating and financial flexibility.

Our business is subject to risks related to its sale of alcoholic beverages.

We serve beer and wine at most of our restaurants. Alcoholic beverage control regulations generally require our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling, and the storage and dispensing of alcoholic beverages. Any future failure to comply with these regulations and obtain or retain licenses could adversely affect our business, financial condition and results of operations. We are also subject in certain states to “dram shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our business, results of operations or financial condition. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and resources away from operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our business, results of operations or financial condition.

GENERAL BUSINESS AND ECONOMIC RISKS

The COVID-19 pandemic has adversely affected and could continue to adversely affect our financial results, condition, and outlook.

Health epidemics or pandemics can adversely affect consumer spending and confidence levels and supply availability and costs, as well as the local operations in impacted markets, all of which can affect our financial results, condition, and outlook. Importantly, the global pandemic resulting from the outbreak of COVID-19 has disrupted global health, economic and market conditions, consumer behavior and our restaurant operations beginning in early 2020. Local and national governmental mandates or recommendations and public perceptions of the risks associated with the COVID-19 pandemic have caused, and may continue to cause, consumer behavior to change and worsening economic conditions, which could continue to negatively affect our business. In addition, our global operations have been and may continue to be disrupted to varying degrees (from limited operations including drive-thru, delivery and/or take-away operations, sometimes with limited hours, menus and/or capacity, to full restaurant closures in some markets). While we cannot predict the duration or scope of the COVID-19 pandemic, it has negatively impacted and could continue to negatively impact our business and such impact could be material to our financial results, condition and outlook. The COVID-19 pandemic may also have the effect of heightening other risks disclosed in these Risk Factors, such as, but not limited to, those related to consumer behavior, consumer perceptions of our brand, supply chain interruptions and labor availability and cost.

Security breaches of either confidential guest information in connection with, among other things, our electronic processing of credit and debit card transactions or mobile ordering app, or confidential employee information may adversely affect our business.

Our business requires the collection, transmission and retention of large volumes of guest and employee data, including credit and debit card numbers and other personally identifiable information, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. The integrity and protection of that guest and employee data is critical to us. The techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. While we continue to make significant investment in physical and technological security measures, employee training, and third party services, designed to anticipate cyber-attacks and prevent breaches, our information technology networks and infrastructure or those of our third party vendors and other service providers could be vulnerable to damage, disruptions, shutdowns, or breaches of confidential information due to criminal conduct, employee error or malfeasance, utility failures, natural disasters or other catastrophic events. Due to these scenarios we cannot provide assurance that we will be successful in preventing such breaches or data loss.

Additionally, the information, security and privacy requirements imposed by governmental regulation are increasingly demanding. Our systems may not be able to satisfy these changing requirements or may require significant additional investments or time to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error or inadvertent releases of data all threaten our and our service providers’ information systems and records. A breach in the security of our information technology systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. Additionally, a significant theft, loss or misappropriation of, or access to, guests’ or other proprietary data or other breach of our information technology systems could result in fines, legal claims or proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation and expose us to claims from guests and employees, any of which could have a material adverse effect on our financial condition and results of operations.

If we experience a material failure or interruption in our systems, our business could be adversely impacted.

Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of our information technology systems. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure, or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, expanding our systems as we grow or a breach in security of these systems could result in interruptions to or delays in our business and guest service and reduce efficiency in our operations. If our information technology systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, our revenue and profits could be reduced, and the reputation of our brand and our business could be materially adversely affected. In addition, remediation of such problems could result in significant, unplanned capital investments. Additionally, as we continue to evolve our digital platforms and enhance our internal systems, we place increasing reliance on third parties to provide infrastructure and other support services. We may be adversely affected if any of our third-party service providers experience any interruptions in their systems, which then could potentially impact the services we receive from them and cause a material failure or interruption in our own systems.

We depend on key members of our executive management team.

We depend on the leadership and experience of key members of our executive management team. The loss of the services of any of our executive management team members could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. We do not maintain key person life insurance policies on any of our executive officers. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in our industry. Our inability to meet our executive staffing requirements in the future could impair our growth and harm our business.

We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business.

Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks, proprietary products and other intellectual property, including our name and logos and the unique character and atmosphere of our restaurants. We rely on U.S. and foreign trademark, copyright, and trade secret laws, as well as franchise agreements, non-disclosure agreements, and confidentiality and other contractual provisions to protect our intellectual property. Nevertheless, our competitors may develop similar menu items and concepts, and adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and other intellectual property. We may not be able to adequately protect our trademarks and service marks, and our competitors and others may successfully challenge the validity and/or enforceability of our trademarks and service marks and other intellectual property. Additionally, we may be prohibited from entering into certain new markets due to restrictions surrounding competitors’ trademarks. The steps we have taken to protect our intellectual property in the United States and in foreign countries may not be adequate. We may also from time to time be required to institute litigation to enforce our trademarks, service marks and other intellectual property. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects regardless of whether we are able to successfully enforce our rights.

Our insurance coverage may not provide adequate levels of coverage against claims.

We maintain various insurance policies for employee health, workers’ compensation, general liability, and property damage. We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business and results of operations.

REGULATORY AND LEGAL RISKS

We are subject to many federal, state and local laws, as well as other statutory and regulatory requirements, with which compliance is both costly and complex. Failure to comply with, or changes in these laws or requirements, could have an adverse impact on our business.

We are subject to extensive federal, state, local and foreign laws and regulations, as well as other statutory and regulatory requirements, including those related to: (1) nutritional content labeling and disclosure requirements; (2) food safety regulations; (3) local licensure, building and zoning regulations; (4) employment regulations; (5) the Patient Protection and Affordable Care Act of 2010 (the “PPACA”); (6) the Americans with Disabilities Act (“ADA”) and similar state laws; (7) privacy and cybersecurity; and (8) laws and regulations related to our franchised operations. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, uncertainty around future changes in laws made by new regulatory administrations or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and, therefore, have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, certain laws, including the ADA, could require us to expend significant funds to make modifications to our restaurants if we fail to comply with applicable standards. Compliance with all of these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

Failure to comply with laws and regulations relating to our franchised operations could negatively affect our licensing sales and our relationships with our franchisees.

Our franchised operations are subject to laws enacted by a number of states, rules and regulations promulgated by the U.S. Federal Trade Commission and certain rules and requirements regulating licensing activities in foreign countries. Failure to comply with new or existing franchising laws, rules and regulations in any jurisdiction or to obtain required government approvals could negatively affect our licensing sales and our relationships with our franchisees.

Nutritional content labeling and disclosure requirements may change consumer buying habits in a way that adversely impacts our sales.

In recent years, there has been an increased legislative, regulatory and consumer focus on the food industry including nutritional and advertising practices. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers or have enacted legislation restricting the use of certain types of ingredients in restaurants. Furthermore, the PPACA establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to require certain chain restaurants to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. These new labeling laws may also change consumer buying habits in a way that adversely impacts our sales. Additionally, an unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.

Failure to comply with local licensure, building and zoning regulations could adversely affect our business.

The development and operation of restaurants depend, to a significant extent, on the selection of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We also are subject to licensing and regulation by state and local authorities relating to health, sanitation, safety, and fire standards. Typically, licenses, permits and approvals under such laws and regulations must be renewed annually and may be revoked, suspended, or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses, permits and approvals could adversely affect our existing restaurants and delay or result in our decision to cancel the opening of new restaurants, which would adversely affect our business.

Failure to comply with privacy and cybersecurity laws and regulations could cause us to face litigation and penalties that could adversely affect our business, financial conditions and results of operations.

Our business requires the collection, transmission and retention of large volumes of guest and employee data, including credit and debit card numbers and other personally identifiable information, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. The collection and use of such information are regulated at the federal and state levels, as well as by the European Union (EU). Regulatory requirements, both domestic and abroad, have been changing and increasing regulation relating to the privacy, security, and protection of data. For example, the California Consumer Privacy Act was passed in June 2018, and became effective in January 2020, and requires businesses to provide California residents with certain rights regarding their personal information. Such regulatory requirements may become more prevalent in other states and jurisdictions as well. It is our responsibility to ensure that we are complying with these laws by taking the appropriate measures as well as monitoring our practices as these laws continue to evolve. As our environment continues to evolve in this digital age and reliance upon new technologies, for example, cloud computing and its digital methods of ordering, become more prevalent, it is imperative we secure the private and sensitive information we collect. Failure to do so, whether through fault of our own information systems or those of outsourced third-party providers, could not only cause us to fail to comply with these laws and regulations, but also could cause us to face litigation and penalties that could adversely affect our business, financial condition and results of operations. Our brand’s reputation and our image as an employer could also be harmed by these types of security breaches or regulatory violations.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.

We are subject to taxes by the U.S. federal, state, local and foreign tax authorities, and our tax liabilities will be affected by the allocation of expenses to differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including: (1) changes in the valuation of our deferred tax assets and liabilities; (2) expected timing and amount of the release of any tax valuation allowance; (3) tax effects of stock-based compensation; and (4) changes in tax laws, regulations, or interpretations thereof. We may also be subject to audits of our income, sales and other transaction taxes by U.S. federal, state, local and foreign taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

If we fail to maintain effective internal controls over financial reporting, our ability to produce timely and accurate financial information or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could be impaired, which could have a material adverse effect on our business and stock price.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and the listing standards of The Nasdaq Stock Market (“Nasdaq”). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It also requires annual management assessments of the effectiveness of our internal control over financial reporting and disclosure of any material weaknesses in such controls. As an emerging growth company, if we become a large accelerated filer or when we are no longer an emerging growth company and become an accelerated filer, we will be required to have our independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we anticipate that we will expend significant resources, including accounting-related costs and significant management oversight. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which may have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq.

We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business, investor confidence, and our stock price.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and the rules and regulations of the applicable listing standards of The Nasdaq Stock Market (“Nasdaq”). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Effective internal control over financial reporting is necessary for us to provide reliable financial reports. Although management has not conducted a formal assessment of internal control over financial reporting as of the date of this Annual Report, in connection with the audit of our financial statements for the years ended December 31, 2020 and 2019, management identified a number of material weaknesses in our internal control over financial reporting, as follows:

•

lack of control over the financial closing and reporting process relating to a sufficient segregation of duties,  timely preparation of our financial statements and related notes, and, for the Successor period, the valuation and recognition of stock-based compensation and warrant liabilities;

•	lack of resources to perform and review the application of accounting standards for revenue, leases, and variable interest entities ("VIEs");
•	specifically with respect to VIEs, our internal control over financial reporting failed to detect errors related to consolidating variable interest entities for which we are the primary beneficiary;
•

weaknesses in accounting for deferred rent and accounting for initial franchise fees and brand development revenue and expenses in connection with the adoption of our new revenue recognition standard; and

•	weaknesses during the Successor period for the failure to detect errors related to the valuation of contingent consideration issued in the business combination.

If not remediated, these material weaknesses, or other material weaknesses we or our independent registered public accounting firm later identify, could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We have controlling stockholders whose interests may differ from those of our public stockholders.

Approximately 60.7% of the voting power of our common stock is controlled, directly or indirectly, by our board of directors, officers and affiliates and the other parties to the Director Voting Agreement, which we entered into on December 16, 2020 with our Sponsor, certain of the Initial Stockholders, the Members, and our officers and directors (the “Voting Agreement”). Pursuant to the Voting Agreement, all such stockholders agree that the size of our board will be set at five members and agree to vote their shares of the Company in favor of Ophir Sternberg, Steven Berrard, Gregory Mann, Allison Greenfield and A.J. Acker, or, if any of them ceases to serve as a director (such as Ms. Acker), such other person designated by our Chairman, in consultation with John Rosatti. These stockholders, for the foreseeable future, have influence over corporate management and affairs, as well as matters requiring stockholder approval, and they will be able to, subject to applicable law and the voting agreement, participate in the election of the members of our board of directors, including amendments to the Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. Our board of directors will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of these stockholders may in some circumstances conflict with our interests and the interests of our other stockholders. This could influence their decisions, including with regard to whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any future challenges by any taxing authorities to our tax reporting positions may take into consideration these stockholders’ tax or other considerations, which may differ from our considerations or those of our other stockholders.

Our anti-takeover provisions could prevent or delay a change in control of the Company, even if such change in control would be beneficial to our stockholders.

Provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of the Company, even if such change in control would be beneficial to our stockholders. These provisions include: (1) the authority to issue “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt; (2) our classified board of directors providing that not all members of our board of directors are elected at one time; (3) prohibitions regarding the use of cumulative voting for the election of directors; (4) limitations on the ability of stockholders to call special meetings or amend our bylaws; (5) requirements that all stockholder actions be taken at a meeting of our stockholders; and (6) advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. In addition, the Delaware General Corporation Law (the “DGCL”), to which the Post-Combination Company is subject, prohibits it, except under specified circumstances, from engaging in any mergers, significant sales of stock or assets or business combinations with any stockholder or group of stockholders who owns at least 15% of its common stock.

The provision of our Amended and Restated Certificate of Incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our Amended and Restated Certificate of Incorporation includes an exclusive venue provision. This provision requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on behalf of our company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or our Amended and Restated Certificate of Incorporation or the Amended and Restated Bylaws or (iv) any action asserting a claim against us governed by the internal affairs doctrine will have to be brought only in the Court of Chancery in the State of Delaware. Notwithstanding the foregoing, the inclusion of such provision in our Amended and Restated Certificate of Incorporation will not be deemed to be a waiver by our stockholders of our obligation to comply with federal securities laws, rules and regulations, and the provisions of this paragraph will not apply to suits brought to enforce any liability or duty created by the Exchange Act, the Securities Act or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum.

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Post-Combination Company or its directors, officers or other employees, and may result in increased costs to a stockholder who has to bring a claim in a forum that is not convenient to the stockholder, which may discourage such lawsuits. Although under Section 115 of the DGCL, exclusive forum provisions may be included in our Amended and Restated Certificate of Incorporation, if a court were to find the exclusive forum provision of our Amended and Restated Certificate of Incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

As a “smaller reporting company” we are permitted to provide less disclosure than larger public companies which may make our common stock less attractive to investors.

We are currently a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act. As a smaller reporting company, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects which may result in less investor confidence. Investors may find our common stock less attractive as a result of our smaller reporting company status. If some investors find our common stock less attractive, there may be a less active trading market for our common stock and our stock price may be more volatile.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

The Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. As long as we qualify as an emerging growth company, we would be permitted, and we intend to, omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act, as described above. We also intend to take advantage of the exemption provided under the JOBS Act from the requirements to submit say-on-pay, say-on-frequency and say-on-golden parachute votes to our stockholders and we will avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies.

In addition, Section 107 of the JOBS Act also provides that we can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of these benefits until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of this exemption. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenue of at least $1.07 billion (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Opes Units at our IPO on March 16, 2018, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Exchange Act. Until such time that we lose “emerging growth company” status, it is unclear if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and our stock prices may be more volatile and could cause our stock prices to decline.

We may be unable to maintain the listing of our securities in the future.

If we fail to meet the continued listing requirements of the Nasdaq , we could face significant material adverse consequences, including: (1) a limited availability of market quotations for our securities; (2) reduced liquidity with respect to our securities; (3) a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; (4) a limited amount of news and analyst coverage for the Post-Combination Company; and (5) a decreased ability to issue additional securities or obtain additional financing in the future.

Risks Related to Our common stock

If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on the Company. Research coverage from industry analysts may be limited. If no securities or industry analysts commence coverage of us, our stock price and trading volume could be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our stock adversely, provide more favorable relative recommendations about our competitors or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If any analyst who may cover us ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

A significant number of shares of our common stock are subject to issuance upon exercise of the outstanding warrants, which upon such exercise may result in dilution to our security holders.

Outstanding warrants to purchase an aggregate of 15,095,000 shares of our common stock are exercisable at a price of $11.50 per share. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our shares of common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Trading volatility and the price of our common stock may be adversely affected by many factors.

Many factors are expected to affect the volatility and price of our common stock in addition to its operating results and prospects. Some of these factors, several of which are outside our control, are the following:

•	the unpredictable nature of economic and market conditions;
•

governmental action or inaction in light of key indicators of economic activity or events that can significantly influence financial markets, and media reports and commentary about economic, trade or other matters, even when the matter in question does not directly relate to our business;

•

trading activity in our common stock or trading activity in derivative instruments with respect to our common stock or debt securities, which can be affected by market commentary (including commentary that may be unreliable or incomplete); and

•	investor confidence, driven in part by expectations about our performance.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our restaurants are primarily end-cap facilities, and, to a lesser extent in-line or free-standing. Only one of our restaurants feature a drive-thru. As of December 31, 2020, for all of the Company-operated restaurants, we lease the premises in which our Company-operated restaurants are operating. Our restaurant leases generally have initial terms of 10 to 20 years, with two to four renewal options of five years each. Most restaurant leases provide for a specified annual rent, although some call for additional or contingent rent. Generally, leases are “net leases” that require the restaurant to pay a pro rata share of property taxes, insurance and common area maintenance costs. As of December 31, 2020, our restaurant system consisted of 119 restaurants comprised of 17 Company-operated restaurants and 102 franchise-operated restaurants located in 23 states throughout the United States, one franchise location in Puerto Rico and two franchise locations in Kuwait.

We lease our executive offices, consisting of approximately 16,564 square feet in North Palm Beach, Florida, for a term expiring in 2023, with one option to extend the lease term for an additional five years. We believe our current office space is suitable and adequate for its intended purposes and provides opportunity for expansion. The following chart shows the number of restaurants in each of the states in which we operated as of December 31, 2020:

State	Company- Operated	Franchise- Operated	Total
Alaska	—	2	2
Alabama	—	4	4
Arizona	—	2	2
Colorado	—	1	1
Connecticut	—	2	2
Florida	14	38	52
Georgia	—	5	5
Illinois	—	1	1
Indiana	—	1	1
Kansas	—	1	1
Kentucky	—	3	3
Maryland	—	5	5
Michigan	—	1	1
North Carolina	—	5	5
New York	2	4	6
New Jersey	0	1	1
Ohio	—	2	2
Oregon	—	1	1
Pennsylvania	1	2	3
South Carolina	—	3	3
Tennessee	—	1	1
Texas	—	11	11
Virginia	—	3	3
Kuwait	—	2	2
Puerto Rico	—	1	1
Total	17	102	119

Item 3. Legal Proceedings.

BurgerFi International, LLC v Shree at Philly Downtown, LLC, et. al. (U.S. District Court for the Southern District of Florida, Case No. 15-81544-CIV filed November 10, 2015). BurgerFi filed this suit against Shree at Philly Downtown LLC, a franchisee and its principals (collectively, “Shree”). BurgerFi seeks declaratory judgments and damages in an amount to be proven at trial for various breaches of the applicable franchise agreements resulting from the Shree’s closure of the New Brunswick, New Jersey restaurant, its failure to open the Secaucus, New Jersey restaurant, and its operational defaults at the Philadelphia, Pennsylvania restaurant. In April 2016, Shree filed a counterclaim, asserting that it had no responsibility for its losses, and instead, alleged that we have engaged in breach of contract, fraud, misrepresentation, conversion in connection with the operation of the restaurant, and various other allegations, seeking damages of over $5 million. We denied any wrongdoing. On December 30, 2016, the court stayed the case pending the resolution of the bankruptcy filings made by some of the defendants. No further action has occurred.

DAJA I, LLC v BurgerFi International, LLC; BurgerFi International, LLC v DAJA I, LLC, Donald Simon, Andrew Balog, Anthony Kesselmark and Joseph Kesselmark (Seventeenth Judicial Circuit Court of Broward County, Florida, Case No. CACE-17-017155, filed September 7, 2017). DAJA I, LLC, a franchisee (“DAJA I”), filed this suit against BurgerFi seeking unspecified damages in connection with DAJA I’s execution of franchise agreements for the development of 11 BurgerFi restaurants in certain specified trade areas in New York and Connecticut. DAJA I alleges that BurgerFi fraudulently induced it to enter into these agreements, and in the complaint made the following claims against BurgerFi: fraud in the inducement, negligent misrepresentation, breach of implied covenant of good faith and fair dealing, and violation of Florida’s Deceptive and Unfair Trade Practices Act (“FDUTPA”) and Florida’s Franchise Misrepresentation Act. BurgerFi denied any wrongdoing, and moved to dismiss DAJA I’s claims. On May 4, 2018, we filed a counterclaim for unspecified money damages, and a third-party complaint against the guarantors, asserting breach of contract for, among other things: (1) failing to adhere to BurgerFi’s operating standards in connection with the operation of their BurgerFi restaurant in Poughkeepsie, NY, and (2) failing to open the required number of BurgerFi restaurants per the minimum performance schedule set forth in their multi-unit operator agreements. The parties settled the case as of October 28, 2020. Under that settlement, the franchisee parties dropped all of their claims, agreed to terminate all of their multi-unit operator and franchise agreements, agreed to never again assert claims against us, and quit claim transferred their franchised restaurant to us; and we dropped our claims for money damages against them.

Corey Winograd v BurgerFi International, LLC (Fifteenth Judicial Circuit Court of Palm Beach County, Florida, Case No. 502019-CA015256, filed December 1, 2019). Corey Winograd, the former chief executive officer of the Company (“Plaintiff”), filed this suit against BurgerFi for certain alleged breaches of an employment agreement, claiming damages in excess of $15,000. BurgerFi filed a motion to dismiss the complaint on February 13, 2020. On May 20, 2020, the motion to dismiss was heard being granted in part and denied in part. The portion of the complaint not dismissed was answered by BurgerFi with affirmative defenses raised on July 7, 2020. The Plaintiff served various discovery requests (including notices of non-party subpoenas) on July 9, 2020 as well as a motion to strike BurgerFi’s affirmative defenses on July 16, 2020. BurgerFi filed objections to the non-party subpoenas on July 20, 2020. On September 11, 2020, BurgerFi filed a motion to dismiss and certain claims were dismissed by the court. The complaint now involves claims for alleged breach of contract (count I) and alleged action for equitable relief including an accounting and constructive lien (count II). On September 4, 2020, the parties met for mediation but were unable to resolve this matter. We believe that all claims are meritless, and we plan to vigorously defend these allegations.

Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the cases described above, therefore, no contingent liability has been recorded as of December 31, 2020.

The Company is subject to other legal proceedings and claims that arise during the normal course of business. Management believes that any liability, in excess of applicable insurance coverages or accruals, which may result from these claims, would not be significant to the Company’s financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading Market

BurgerFi’s (formerly “OPES”), shares of common stock and public warrants, are each traded on Nasdaq, under the symbols “BFI,” and “BFIIW,” respectively. Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. BurgerFi’s common stock and Public Warrants commenced trading on Nasdaq on March 16, 2018.

Record Holders

As of April 19, 2021, we had 17,888,476 shares of common stock outstanding and 75 record holders of our common stock.

Dividends

BurgerFi has not paid any cash dividends on its shares of common stock to date. The payment of any dividends within the discretion of the board of directors. It is the present intention of the board of directors to retain all earnings, if any, for use in our business operations and, accordingly, the board of directors does not anticipate declaring any dividends in the foreseeable future.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and footnotes thereto incorporated by reference included elsewhere in this Annual Report.

Overview

We are a fast-casual “better burger” concept with approximately 119 franchised and corporate-owned restaurants, renowned for delivering an exceptional, all-natural premium burger experience in a refined, contemporary environment. BurgerFi offers a classic American menu of premium burgers, hot dogs, crispy chicken, frozen custard, hand-cut fries, shakes, beer, wine and more. Originally founded in February 2011 by John Rosatti in sunny Lauderdale-by-the-Sea, Florida, the purpose was simple – redeFining the way the world eats burgers by providing an upscale burger offering, at a fast-casual price point. We have become the go-to burger restaurant for good times, and high-quality food across the United States and beyond. Known for delivering the all-natural burger experience in a fast-casual environment, BurgerFi is committed to an uncompromising and rewarding dining experience that promises fresh food of transparent quality.

Today, we are among the nation’s fastest-growing better burger concepts and were ranked as one of the Top 10 Fastest and Smartest-Growing Brands in Franchising and named a leader in our category by Franchise Times in their Fast and Serious list for both 2018 and 2019. BurgerFi was also featured in the fourth annual Chain Reaction antibiotic scorecard by National Resources Defense Council and Consumer Reports with an “A” rating – one of only two brands serving passing grade beef.

Since our inception, we have grown steadily—with approximately 119 BurgerFi restaurants, as of December 31, 2020, in 2 countries and 23 states and Puerto Rico—and we continue to expand bringing the BurgerFi experience to new guests around the world.

Significant Recent Developments Regarding COVID-19

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly spreading outbreak of a novel strain of coronavirus designated COVID-19. The pandemic has significantly impacted economic conditions in the United States, where all of our Company restaurants are located. We first began to experience impacts from COVID-19 around the middle of March 2020, as federal, state and local governments began to react to the public health crisis by encouraging or requiring social distancing, instituting stay-at-home orders, and requiring, in varying degrees, restaurant dine-in limitations, capacity limitations or other restrictions that largely limited restaurants to take-out, drive-thru and delivery sales. Our most significant declines in same store sales on a systemwide basis (which includes both company owned and franchised locations) were in late March through the third week in April, where we experienced same store declines of up to 42% in 2020 versus the same periods 2019. Beginning in May and through the end of June 2020, systemwide same store sales declines partially recovered to negative 15%. In an effort to mitigate these trends, we engaged with third-party delivery services and increased investment in our ordering capabilities in order to provide customers alternative means to traditional in-restaurant dining. In the third quarter of 2020, systemwide same stores sales declines continued to improve.

We experienced steady recovery in the business during the fourth quarter of 2020, all while continuing to support our teams, our guests, and the communities in which we operate. Systemwide same-store sales improved on a sequential basis in the fourth quarter of 2020 when compared to the third quarter of 2020, with performance driven by increases in in-store dining, the increased use of third-party delivery services and ordering through the Company’s digital app. During the fourth quarter of fiscal 2020, systemwide same store sales were down only 4% compared to the same period in 2019. After the fourth quarter of 2020, in January and February of fiscal year 2021, systemwide same store sales continued to improve.

On a systemwide basis, orders taken through our digital platform combined with third party delivery providers accounted for over 1.6 million orders, totaling $38.9 million, or nearly 30% of systemwide sales during the year ended December 31, 2020.   This represents an increase of 41% in order volume and 64% in sales volume over the prior year.  The largest increases were during our fourth fiscal quarter, where the investments made in the digital platform throughout the year were becoming widely accepted by our guests.  During the fourth fiscal quarter, these orders amounted to over 450,000 orders, totaling $11.3 million, or over 32% of systemwide sales.  This represents an increase of 61% in order volume and 82% in sales volume over the prior year’s comparable period.

Although the volume and percentage of revenue we generate from in-restaurant dining as compared to delivery and orders through the digital app may normalize over time as the impact of the pandemic subsides, we believe these capabilities are a vital element to continuing to serve our customers and will continue to be a differentiator for BurgerFi as compared to some of our competitors.  We intend to continue to make investments that enhance the guest experience, including our digital capabilities.

We did not experience any material supply chain difficulties as a result of COVID-19 during 2020; however, there can be no assurance that we will not experience supply chain challenges in the future. We experienced negative cash flow during the months of April and May 2020 and have since turned cash positive in June through December 2020. Although we have experienced some recovery since the initial impact of COVID-19 and are able to meet our obligations as they become due with our cash flow from operations. The long-term impact of COVID-19 on the economy and on our business remains uncertain, the duration and scope of which cannot currently be predicted. Please refer to the matters discussed under the caption “Risk Factors” beginning on page 17.

Key Metrics

The following are key metrics by which we evaluate our business and make strategic decisions:

Same Store Sales

We use the measure of same store sales to evaluate the performance of our store base, which excludes the impact of new stores and closed stores, in both periods under comparison.  We include a restaurant in the calculation of same store sales once it has been in operation after 14 months. A restaurant which is temporarily closed, is included the same store sales computation. A restaurant which is closed permanently, such as upon termination of the lease, or other permanent closure, is immediately removed from the same store sales computation. Employee complimentary meals are excluded from the computation. Our calculation of same store sales may not be comparable to others in the industry.

Systemwide Restaurant Sales

Systemwide restaurant sales is presented as informational data in order to understand the aggregation of Company-owned stores and franchised stores. Systemwide restaurant sales for the twelve months ended December 31, 2020 were $129.3 million as compared to $145.8 million in the prior year. The decrease is primarily attributable to the impacts of COVID-19 on the Company’s business.

Results of Operations

To reflect the application of different bases of accounting as a result of the Business Combination, the tables provided below separate the Company’s results via a black line into two distinct periods as follows: (1) up to and including the Business Combination closing date (labeled “Predecessor”) and (2) the period after that date (labeled “Successor”). The periods after December 15, 2020 are the “Successor” periods while the periods before December 16, 2020 are the “Predecessor” periods.

The historical financial information of Opes Acquisition Corp. prior to the Business Combination (a special purpose acquisition company, or “SPAC”) has not been reflected in the Predecessor financial statements as these historical amounts have been determined not to be useful information to a user of the financial statements. SPACs deposit the proceeds from their initial public offerings into a segregated trust account until a business combination occurs, where such funds are then used to pay consideration for the acquiree and/or to pay stockholders who elect to redeem their shares of common stock in connection with the business combination. The operations of a SPAC, until the closing of a business combination, other than income from the trust account investments and transaction expenses, are nominal. Accordingly, no other activity in the Company was reported for periods prior to December 16, 2020 besides BurgerFi’s operations as Predecessor.

As Opes Acquisition Corp.’s historical financial information is excluded from the Predecessor financial information, the businesses, and thus financial results, of the Successor and Predecessor entities, are expected to be largely consistent, excluding the impact on certain financial statement line items that were impacted by the Business Combination. Management believes reviewing our operating results for the twelve-months ended December 31, 2020 by combining the results of the Predecessor and Successor periods (“S/P Combined”) is more useful in discussing our overall operating performance when compared to the same period in the current year. Accordingly, in addition to presenting our results of operations as reported in our consolidated financial statements in accordance with GAAP, the tables below present the non-GAAP combined results for the year.

	Successor	Predecessor	S/P Combined (non-GAAP)	Predecessor
(in thousands, except for per share data)	December 16, 2020 through December 31, 2020	January 1, 2020 through December 15, 2020	Year Ended December 31, 2020	Year Ended December 31, 2019
REVENUE
Restaurant sales	$1,350	$23,966	$25,316	$23,183
Royalty and other fees	255	6,116	6,371	7,369
Terminated franchise fees	—	693	693	825
Royalty - brand development and co-op	74	1,441	1,515	1,720
Initial franchise fees	25	362	387	458
TOTAL REVENUE	1,704	32,578	34,282	33,555
Restaurant level operating expenses:
Food, beverage and paper costs	370	6,567	6,937	6,316
Labor and related expenses	321	6,269	6,590	7,167
Other operating expenses	323	6,007	6,330	5,271
Occupancy and related expenses	33	2,707	2,740	2,149
General and administrative expenses	857	6,925	7,782	7,230
Stock compensation expense	818	—	818	—
Depreciation and amortization expense	348	1,062	1,410	825
Brand development and co-op advertising expense	34	2,283	2,317	1,732
Gain on disposal of property and equipment	—	(2)	(2)	(184)
TOTAL OPERATING EXPENSES	3,104	31,818	34,922	30,506
OPERATING (LOSS) INCOME	(1,400)	760	(640)	3,049
Gain on extinguishment of debt	791	—	791	—
Gain on change in value of warrant liability	5,597	—	5,597	—
Interest expense	(6)	(125)	(131)	(79)
Income before income taxes	4,982	635	5,617	2,970
Income tax benefit	(366)	—	(366)	—
Net Income	5,348	635	5,983	2,970
Net Income Attributable to Non-Controlling Interests (predecessor)	—	20	20	35
Net Income Attributable to Controlling Interests (predecessor) and common shareholders (successor)	$5,348	$615	$5,963	$2,935

Comparison of the years ended December 31, 2020 and December 31, 2019

Company Restaurant Sales

For the S/P Combined twelve months ended December 31, 2020, the Company’s restaurant sales increased $2,133,000 or 9.2% compared to the prior year. This increase was primarily due to three new Company restaurants opened and operating subsequent to December 31, 2019, as well as the two restaurants (Dania Pointe and Pembroke Pines City Center) which opened late in 2019 being open for the full year in 2020. This accounted for approximately $2,576,000 of the increase. This increase was partially offset by the COVID-19 outbreak which had a considerable impact on our business beginning in mid-March 2020. Same store sales were down $3,102,000 or 15% for the year ended December 31, 2020 versus the year ended 2019. There was no such outbreak in the comparable year period ended December 31, 2019.

Royalty and Other Fees

Royalty and other fees decreased $998,000, or 13.5% for the S/P Combined twelve-month period ended December 31, 2020 versus the year ended December 31, 2019. This is primarily due to the COVID-19 outbreak which began in mid-March 2020 and continued through December 31, 2020. Since our royalty revenue primarily consists of fees charged as a percentage of franchisee restaurant sales, any fluctuation in franchisees’ sales directly affected our royalty revenue. Our franchisees’ sales decreased approximately $16,700,000 for the S/P Combined twelve-month period ended December 31, 2020 versus the year ended December 31, 2019.

Terminated Franchise Fees

Terminated franchise fees decreased $132,000 or 16.0% for the S/P Combined twelve-month period ended December 31, 2020 versus the year ended December 31, 2019. Initial franchise fees are non-refundable payments of $37,500 per new location paid for by franchisees. In some cases, if the franchisee is in violation of its franchise agreement, the Company may terminate the franchise agreement. Since these fees are non-refundable, the Company is able to recognize these fees as revenue when the franchise agreement is terminated. The decrease in terminated franchise fees of $132,000 for the S/P Combined twelve-month period ended December 31, 2020 versus the comparable period in 2019 was due to primarily to the termination in 2019 of a multi-unit franchise development agreement in the United Kingdom for $400,000, versus the smaller amounts of terminations in 2020. This was much more significant than is typical.

Royalties – Brand Development and Co-op

Royalties – brand development and co-op advertising decreased $205,000, or 11.9% for the S/P Combined twelve-month period ended December 31, 2020 versus the year ended December 31, 2019. This is primarily due to the COVID-19 outbreak which began in mid-March 2020 and impacted the remaining months through December 31, 2020. Since our royalties – brand development and co-op revenue is 1.5% of franchisee sales, any fluctuation in franchisee sales directly affected our royalties – brand development revenue. Our Franchisees’ sales decreased approximately $16,700,000 for the S/P Combined twelve-month period ended December 31, 2020 versus the year ended December 31, 2019.

Initial Franchise Fees

Initial franchise fees decreased $71,000, or 15.5% for the S/P Combined twelve-month period ended December 31, 2020 versus the year ended December 31, 2019. Effective on December 16, 2020, the closing date of the Business Combination, the deferred Franchise Fees balance was re-evaluated for fair value (“FV”). The FV of the deferred franchise fees was determined to be $3,053,000, or $993,000 less than the carrying value of $4,046,000. This $993,000 reduction in FV is being amortized over the remaining lives of the franchise agreements in place as of December 31, 2020. The decrease in initial franchise fees was primarily due to this amortization for the period beginning December 16, 2020 and ending December 31, 2020. This was partially offset by the eight new franchise openings during 2020, which resulted in revenue of approximately $15,000 per location for distinct services recognized upon opening of these restaurants plus the amortization of the deferred initial franchise fees for franchise agreements entered into in prior periods. For the year ended December 31, 2019, we had 5 new openings which resulted in the carryforward amortization plus the recognition for distinct services performed by the Company at store opening date for these new locations.

Food, Beverage and Paper Costs

Food, beverage, and paper costs increased approximately $621,000, or 9.8% for the S/P Combined twelve-month period ended December 31, 2020, versus the year ended December 31, 2019. This was primarily due to commodity cost inflation as well as three new Company-owned store openings subsequent to December 31, 2019. As a percentage of Company restaurant sales, food, beverage, and paper costs were 26.8% for the S/P Combined twelve-month period ended December 31, 2020 versus 26.5% for the year ended December 31, 2019. The percentage increase resulted primarily from commodity cost increases during the S/P Combined twelve-month period ended December 31, 2020 versus the year ended December 31, 2019.

Labor and Related Expenses

Labor and related expenses decreased by $577,000, or 8.1% for the S/P Combined twelve-month period ended December 31, 2020 versus the year ended December 31, 2019. This decrease was due primarily to less employees in our Company locations relevant to the COVID-19 outbreak which occurred beginning in mid-March 2020 and continued through December 31, 2020. This decrease was partially offset by three new Company restaurants in operation during 2020. As a percentage of Company restaurant sales, labor and related expenses were 26.0% for the S/P Combined twelve-month period ended December 31, 2020 versus 30.9% for the year ended December 31, 2019. This decrease was primarily due to the increased take-out and third-party delivery business resulting from the COVID-19 breakout which required less staff in our Company operated restaurants, which resulted in less labor costs as a percentage of total Company restaurant sales but is somewhat offset by delivery fees incurred in other operating costs.

Other Operating Expenses

Other operating expenses increased $1,059,000, or 20.1% for the S/P Combined twelve-month period ended December 31, 2020 versus the year ended December 31, 2019. This increase was primarily due to the three new Company restaurants opened and operating in 2020, as well as an increase in delivery fees due to the significant increase in delivery business due to the COVID-19 outbreak in 2020. As a percentage of total Company restaurant sales, other operating expenses were 25.0% of total restaurant sales for the S/P Combined twelve-month period ended December 31, 2020 compared to 22.7% for the year ended December 31, 2019. This increase was primarily due to the increase in delivery fees and software fees during the S/P Combined twelve-month period ended December 31, 2020 versus the comparable period in 2019. In 2020, we began to implement more cloud-based software solutions. As a result of this re-positioning, software costs include additional cloud-based services such as our new point of sale, Micros Simphony, and our new general ledger software, Restaurant 365, for which we make monthly periodic payments and, accordingly, expense as period costs beginning in 2020 and continuing into future periods.

Occupancy and Related Expenses

Occupancy and related expenses increased $591,000, or 27.5% during the S/P Combined twelve-month period ended December 31, 2020 versus the year ended December 31, 2019. This is due primarily to the additional three new Company restaurants during the S/P Combined twelve-month period ended December 31, 2020 versus the year ended December 31, 2019.

General and Administrative Expenses

General and administrative expenses increased by $552,000, or 7.6% during the S/P Combined twelve-month period ended December 31, 2020 versus the year ended December 31, 2019. This increase was due primarily to professional fees and transaction related expenses due to the Business Combination. As a percentage of total Company revenue, general and administrative expenses were 22.3% during the S/P Combined twelve-month period ended December 31, 2020 and 21.1% for the year ended December 31, 2019.

Stock Compensation Expense

Stock compensation expense was $818,000 for the S/P Combined twelve-month period ended December 31, 2020 compared to $0 for the year ended December 31, 2019. On December 16, 2020, the Company entered into employment agreements with Executive Chairman and Chief Executive Officer, which included grants of the Company’s common stock, subject to certain performance conditions for vesting. The value of these restricted shares was determined to total $818,000 for 2020. There were no such employment agreements in 2019.

Depreciation and Amortization

Depreciation and amortization expenses increased by $585,000, or 70.9% during the S/P Combined twelve-month period ended December 31, 2020 versus the year ended December 31, 2019. $300,000 of this increase was due to the amortization of the intangible assets for the period beginning December 16, 2020 and ending December 31, 2020. These intangible assets acquired in connection with the Business Combination totaled $116,889,000. Additionally, we opened three new Company operated restaurants during the S/P Combined twelve-month period ended December 31, 2020 versus the year ended December 31, 2019. As a percentage of total Company revenue, depreciation and amortization expense was 4.0% versus 2.4% for the S/P Combined twelve-month period ended December 31, 2020, and the year ended December 31, 2019 respectively.

Brand Development and Co-op advertising expense

Brand development and co-op advertising expense increased $585,000, or 33.8% for the S/P Combined twelve-month period ended December 31, 2020 versus the S/P Combined twelve-month period ended December 31, 2019. This is primarily due to the Company spending an additional amount of approximately $475,000 during the S/P combined twelve-month period ended December 31, 2020 on production for BurgerFi commercials versus the year ended December 31, 2019.

Gain on extinguishment of debt

The Company recognized a gain on extinguishment of debt of $791,000 during the S/P Combined twelve-month period ended December 31, 2020 due to the termination of the asset purchase and management agreement and the franchise agreements of the two restaurants which resulted in the deconsolidation on December 31, 2020. See discussion in Note 1 of the consolidated financial statements.

Interest Expense

Interest expense increased by $52,000 during the S/P Combined twelve-month period ended December 31, 2020 versus the year ended December 31, 2019. This is primarily due to the net increase in our line of credit by $695,000 during the year ended December 31, 2020. The remaining difference pertains to the notes payable at our two Jacksonville locations, as well as the interest on our seller note related to our purchase of the BurgerFi restaurant in Boca Raton, FL.

Warrant Liability

The private placement warrants, consisting of the warrants exercisable under the PIPE transaction (3,000,000 shares), the private placement warrants (445,000 shares) and the working capital warrants (150,000 shares), include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the warrants are accounted for as liabilities in accordance with ASC 815-40, with changes in fair value included in the consolidated statement of operations.

The liability classified warrants were priced using a Dynamic Black Scholes model. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price, risk free interest rate and volatility assumptions. The warrant liability was $22,113,000 on December 16, 2020 and $16,516,000 on December 31, 2020. The change in value of warrant liability between the two measurement dates was $5,597,000 and is recognized in the consolidated statement of operations for the period from December 16, 2020 to December 31, 2020. There were no warrants outstanding in the Predecessor periods.

The public warrants (11,500,000 shares) and the UPO warrants (750,000) contain no such provisions and are classified in equity.

Income Tax Expense

Prior to the Business Combination, the Company, with the consent of its members, had elected to be taxed as a partnership under the provisions of the Internal Revenue code and similar state provisions. Partnerships are generally not subject to federal and state income taxes, the partners reflect their respective share of the Company’s taxable income or loss on their individual tax returns, Therefore, there was no income tax recorded by the Company for the Predecessor period from January 1, 2020 to December 15, 2020 and the twelve-month period ended December 31, 2019.

The Successor company is being taxed as a corporation.

For the S/P Combined twelve-months ended December 31, 2020, the Company recorded an income tax benefit of $366,000 on pretax income of $5,617,000. The gain on change in value of warrant liability of $5,597,000 is not taxable to the Company.

Net Income

Net income was 5,983,000 and $2,970,000 for the S/P Combined twelve-month periods ended December 31, 2020 and December 31, 2019, respectively. This represented an increase in net income of $3,013,000. This increase was primarily due to the gain on change in value of warrant liability of $5,597,000. This increase was partially offset by the decrease in total revenue due to the COVID-19 pandemic in 2020, the decrease in royalty and other fees, terminated franchise fees, royalties – brand development and co-op revenue and initial franchise fees during the S/P Combined twelve-month period ended December 31, 2020 versus the year ended December 31, 2019. Additionally, the decrease in net income was due to the increases in food, beverage and paper costs, occupancy and related expenses, and other operating expenses, partially offset by the decrease in labor and related expenses as well as general and administrative expenses. As a percentage of total company revenue, net income was 17.5% and 8.9% for the S/P Combined twelve-month periods ended December 31, 2020 and December 31, 2019, respectively.

Liquidity, Capital Resources, and COVID-19

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand. As of December 31, 2020, we maintained a cash and cash equivalents balance of approximately $40,000,000, including $3.6 million of restricted cash. The revolving debt was subsequently repaid and terminated in January 2021.

Our primary requirements for liquidity are to fund our working capital needs, operating and finance lease obligations, capital expenditures and general corporate needs. Our requirements for working capital are generally not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our ongoing capital expenditures are principally related to opening new BurgerFis, existing BurgerFi capital investments (both for remodels and maintenance), as well as investments in our digital and corporate infrastructure. We estimate our capital expenditures will be approximately $15,000,000 for the year ending December 31, 2021.

We believe our existing cash and cash equivalents, combined with the actions we have taken in response to COVID-19, will be sufficient to fund our operating and finance lease obligations, capital expenditures, and working capital needs for at least the next 12 months and the foreseeable future.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. On March 27, 2020, the CARES Act was signed into law. As a result of the required changes to consumer behavior to largely off-premises dining, as well as promotional activities associated with delivery, we have seen some recovery in sales sequentially through 2020.

We did not experience any supply chain difficulties as a result of COVID-19 during the first three quarters of 2020; however, there can be no assurances that we will not experience supply chain challenges in the future. We experienced negative cash flow during the months of April and May 2020 and have since turned cash positive in June through September 2020. Additionally, on December 16, 2020, the Company completed its business combination with Opes. As a result of this business combination, the Company’s cash balance post-closing totaled approximately $38,870,000. Although we have experienced some recovery since the initial impact of COVID-19 and are currently able to meet our obligations as they become due with our cash flow from operations, the long-term impact of COVID-19 on the economy and on our business remains uncertain, the duration and scope of which cannot currently be predicted. Please refer to the matters discussed under the caption “Risk Factors” beginning on page 17.

The Company has taken steps to reduce operating costs through reductions in labor hours to align with reduced demand and reducing non-essential controllable costs. We negotiated temporary rent deferrals with some of our landlords in the second quarter of 2020 and have begun to repay these rent deferrals during the third quarter of 2020. Additional actions taken during the second quarter of 2020 in response to the COVID-19 pandemic include elimination of all non-essential general and administrative expense, deferral of all open support center positions, as well as a reduction in force at the support center.

We are currently able to pay our obligations as they become due, with our cash flow generated from operations and the significant post-closing cash balance of $38,870,000. We are committed to construct five additional restaurants within the next 12 months. The total amount due on these contracts is approximately $1,250,000. We believe that we will be able to pay these commitments from our cash generated from operations and our current cash balance. Should federal, state or municipal government authorities impose mandatory restrictions in excess of what they currently are, we believe that our current cash balance will allow us the liquidity to meet these commitments.

The following table presents the summary cash flow information for the periods indicated:

	Successor	Predecessor	S/P Combined (non-GAAP)	Predecessor
	December 16, 2020 through December 31, 2020	January 1, 2020 through December 15, 2020	Year Ended December 31, 2020	Year Ended December 31, 2019
Net cash provided by (used in)
Operating activities	$(938)	$2,696	$1,758	$2,528
Investing activities	(27,549)	620	(26,929)	(525)
Financing activities	—	(2,943)	(2,943)	(1,838)
Net (decrease) increase in cash	$(28,487)	$373	$(28,114)	$165

Cash Flows Provided by Operating Activities

During the S/P Combined twelve-month period ended December 31, 2020, cash flows provided by operating activities were approximately $1,758,000. The cash flows provided by operating activities resulted from net income of $5,983,000, depreciation and amortization of $1,410,000 and net working capital decrease of $865,000. Our $6.0 million of net income was primarily related to a non-cash gain on change in value of warrant liability of $5,597,000. Our working capital decrease was due primarily to an increase in accounts payable and other current liabilities as well as a decrease in other assets. Our accounts payable increase was primarily due to us operating three new Company-owned restaurants during the period beginning January 1, 2020 through December 31, 2020. Additionally, we have two Company-owned restaurants under construction as of December 31, 2020.

Cash Flows Used in Investing Activities

During the S/P Combined twelve-month period ended December 31, 2020, cash flows used in investing activities were $26,929,000, which were primarily the result of the Successor utilizing $30,000,000 to acquire BurgerFi on December 16, 2020. Additionally, the Company used $650,000 for the payment due at closing for the purchase of the Boca Pointe franchise location, construction costs of $3,509,000 on development of new restaurants, partially offset by $3,268,000 in net advances to related parties, and the deposit on sale of the Dania Beach location of $906,500.

Cash Flows Used in Financing Activities

During the S/P Combined twelve-month period ended December 31, 2020 cash flows used in by financing activities were $2,943,000. The Company received $2,406,000 in proceeds from notes payable from the CARES Act, $2,987,000 in proceeds from our revolving line of credit, partially offset by members’ distributions of $6,007,000 to settle the amount due to related parties at December 16, 2020.

Line of Credit

Effective July 13, 2018, we entered into a $2,000,000 revolving line of credit agreement (“LOC”) with a bank. The LOC is collateralized mainly by certain assets owned by one of the members of the Company as described in the Pledge Agreement required by the bank. The LOC initially had a maturity date of July 13, 2020 and has been extended to July 13, 2021. The annual interest on advances under the LOC is equal to the LIBOR Daily Floating rate plus 0.75%. On October 31, 2019, the LOC was amended to increase the amount available under the LOC from $2,000,000 to $5,000,000. We had an outstanding balance on the LOC of $3,012,000 and $2,317,000 as of December 31, 2020 and December 31, 2019, respectively. Unused borrowing capacity at December 31, 2020 was $1,988,000, which was subsequently repaid and terminated in January 2021.

PPP Loan

In May 2020, we entered into a note with Pilot Bank, under the CARES Act pursuant to which Pilot Bank agreed to make a loan to us in the amount of approximately $2.2 million. The PPP Loan matures in May 2022, bears interest at a rate of 1.0% per annum and requires no payments during the first six months from the date of the loan. The PPP Loan is unsecured and guaranteed by the SBA. Under the terms of the PPP Loan, the principal amount of the loan may be forgiven to the extent it is used for qualifying expenses as described in the CARES Act and we otherwise request forgiveness in accordance with the terms of the PPP Loan and the requirements of the SBA. During February 2021, we began the process of applying for PPP Loan forgiveness. We cannot guarantee that we will be successful in obtaining forgiveness of all or any part of such principal amount.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in applying our critical accounting policies that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Our estimates and assumptions affect, among other things, impairment of goodwill and indefinite-lived intangible assets, the fair value of assets acquired in business combinations, impairment of long-lived assets, realizability of deferred tax assets, and federal and state income tax uncertainties. We evaluate those estimates and assumptions on an ongoing basis based on historical experience and on various other factors which we believe are reasonable under the circumstances.

We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

Impairment of goodwill and indefinite-lived intangible assets.

We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Our annual impairment test of goodwill may be completed through a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than the carrying amount. If we elect to bypass the qualitative assessment for any reporting units, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value of a reporting unit exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative test, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The fair value of the reporting unit is determined by management and is based on the results of (1) estimates we made regarding the present value of the anticipated cash flows associated with each reporting unit (the “income approach”) and/or (2) the indicated value of the reporting units based on a comparison and correlation of the Company and other similar companies (the “market approach”).

The income approach, which considers factors unique to each of our reporting units and related long-range plans that may not be comparable to other companies and that are not yet publicly available, is dependent on several critical management assumptions. These assumptions include estimates of future sales growth, operating profit, income tax rates, terminal value growth rates, capital expenditures and the weighted average cost of capital (discount rate). Anticipated cash flows used under the income approach are developed every fourth quarter in conjunction with our annual budgeting process and also incorporate amounts and timing of future cash flows based on our long-range plan.

The discount rates used in the income approach are an estimate of the rate of return that a market participant would expect of each reporting unit. To select an appropriate rate for discounting the future earnings stream, a review is made of short-term interest rate yields of long-term corporate and government bonds, as well as the typical capital structure of companies in the industry. The discount rates used for each reporting unit may vary depending on the risk inherent in the cash flow projections, as well as the risk level that would be perceived by a market participant. A terminal value is included at the end of the projection period used in our discounted cash flow analysis to reflect the remaining value that each reporting unit is expected to generate. The terminal value represents the present value in the last year of the projection period of all subsequent cash flows into perpetuity. The terminal value growth rate is a key assumption used in determining the terminal value as it represents the annual growth of all subsequent cash flows into perpetuity.

Under the market approach, we apply the guideline company method in estimating fair value. The guideline company method makes use of market price data of corporations whose stock is actively traded in a public market. The corporations we select as guideline companies are engaged in a similar line of business or are subject to similar financial and business risks, including the opportunity for growth. The guideline company method of the market approach provides an indication of value by relating the equity or invested capital (debt plus equity) of guideline companies to various measures of their earnings and cash flow, then applying such multiples to the business being valued. The result of applying the guideline company approach is adjusted based on the incremental value associated with a controlling interest in the business. This “control premium” represents the amount a new controlling shareholder would pay for the benefits resulting from synergies and other potential benefits derived from controlling the enterprise.

The Company completed the Business Combination with BurgerFi in December 2020 and the provisional valuation was performed in December 2020.  There is only one reporting unit, which is the Company-operated and franchise restaurants. Based on the results of our goodwill impairment test, we determined it was not more likely than not that goodwill was impaired.

Our indefinite-lived intangible assets represent licenses of $235,000 as of December 31, 2020. We test indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. Our annual impairment test may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, we test for impairment using a quantitative process. Our quantitative process includes comparing the carrying value to the fair value of our indefinite-lived intangible assets, with any excess recognized as an impairment loss. Our critical estimates in the determination of the fair value of our indefinite-lived intangible assets include the anticipated future revenue of Company-operated and franchised restaurants and the resulting cash flows.

For the annual impairment test of our indefinite-lived intangible assets in the fourth quarter of 2020, we elected to perform a qualitative assessment. The qualitative assessment indicated the fair value of our indefinite-lived intangible assets was more likely than not greater than the carrying amount.

The estimated fair values of our goodwill reporting units and indefinite-lived intangible assets are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment. Should actual cash flows and our future estimates vary adversely from those estimates we use, we may be required to recognize impairment charges in future years.

The accounting for the Business Combination with BurgerFi is considered provisional because we have not finalized certain aspects of the purchase price allocation including the valuation of certain acquired customer-related intangible assets.

Impairment of long-lived assets

As of December 31, 2020, the total net carrying value of our long-lived tangible and definite-lived intangible assets was $125,000,000. Our long-lived assets include (1) properties and equipment, and (2) Company-operated restaurant assets and related definite-lived intangible assets, which include trademarks and tradenames and franchise agreements.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of our long-lived assets by comparing the carrying amount of the asset group to future undiscounted net cash flows expected to be generated through leases and/or subleases or by our individual Company-operated restaurants. If the carrying amount of the long-lived asset group is not recoverable on an undiscounted cash flow basis, then impairment is recognized to the extent that the carrying amount exceeds its fair value and is included in “Impairment of long-lived assets.” Our critical estimates in this review process include the anticipated future cash flows from Company-operated restaurants, which is used in assessing the recoverability of the respective long-lived assets.

Our fair value estimates are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment. Should actual cash flows and our future estimates vary adversely from those estimates we used, we may be required to recognize additional impairment charges in future years.

Warrant Liability

The private placement warrants, consisting of the warrants exercisable under the PIPE transaction (3,000,000 shares), the private placement warrants (445,000 shares) and the working capital warrants (150,000 shares), include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the warrants are accounted for as liabilities in accordance with ASC 815-40, with changes in fair value included in the consolidated statement of operations.

The liability classified warrants were priced using a Dynamic Black Scholes model. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price, risk free interest rate and volatility assumptions. The warrant liability was $22,113,000 on December 16, 2020 and $16,516,000 on December 31, 2020. The change in value of warrant liability between the two measurement dates was $5,597,000 and is recognized in the consolidated statement of operations for the period from December 16, 2020 to December 31, 2020. There were no warrants outstanding in the Predecessor periods.

The public warrants (11,500,000 shares) and the UPO warrants (750,000) contain no such provisions and are classified in equity.

Business Combinations

We account for business combinations using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed are recorded at their estimated fair values at the acquisition date. The excess of purchase price over fair value of net assets acquired, including the amount assigned to identifiable intangible assets, is recorded as goodwill. The results of operations of acquired businesses are included in the consolidated financial statements, from the acquisition date. The accounting for the Business Combination with BurgerFi is considered provisional because we have not finalized certain aspects of the purchase price allocation including the valuation.

Acquired personal property assets consist of leasehold improvements, kitchen equipment, and restaurant furniture and fixtures, computer and point of sale systems, audio and video equipment (“Personal Property”), which were valued on in-use basis. The Company enlisted a third-party consultant to assist in the valuation of the Personal Property (the “Valuation”) which were valued on an in-use basis.

Goodwill is recognized as the excess of consideration over the net assets acquired by BurgerFi and represents the value derived by BurgerFi’s market share and expected growth in the market.

Identifiable intangible assets acquired consist of customer relationships of franchise agreements, Tradenames and trademarks, Liquor licenses, Reef Kitchens license agreements and the VegeFi product. The Company determined the useful life of the tradenames and trademarks to be 30 years.

Identifiable intangible assets acquired consist of customer relationships of $24,839,000, trade names of $83,033,000 and Reef Kitchens license agreements of $8,882,000. The customer relationships were valued using the multi-period excess earnings method. The Company determined the useful life of the customer relationships to be 7 years. This is based on the average remaining terms of our franchise agreements with our franchisees. The trade names were valued using the relief-from-royalty method. The Company determined the useful life of the trade names to be 30 years. The Reef Kitchens license agreements and the customer relationships were valued using the multi-period excess earnings method. The Company determined the useful life of the Reef Kitchens license agreements to be 10 years.

Segment Reporting

We own and operate BurgerFi restaurants in the United States, and also have domestic and international franchisees. The chief operating decision makers (the “CODMs”) are our Executive Chairman, Chief Executive Officer and Chief Financial Officer. As the CODMs review financial performance and allocate resources at a consolidated level on a recurring basis, the Company has one operating reporting segment and one reportable segment.

Variable Interest Entities

For Variable Interest Entities (“VIEs”), we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of a VIE. The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb the losses or the right to receive the benefits that could potentially be significant to the entity.

We evaluate our business relationships with franchisees and related parties to identify potential VIEs under ASC 810 “Consolidation”. Should the VIE require consolidation due to us being the primary beneficiary, then we account for these as a business combination under ASC 805 Business Combinations.

We consolidate VIEs in which we are considered to be the primary beneficiary. Entities are considered to be the primary beneficiary if they have both of the following characteristics: (i) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and (ii) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. Our judgment with respect to our level of influence or control of an entity involves the consideration of various factors including the form of our ownership interest, our representation in the entity’s governance, the size of our investment, estimates of future cash flows, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the joint venture, if applicable.

Revenue Recognition

On January 1, 2019, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2019. The Company elected a practical expedient to aggregate the effect of all contract modifications that occurred before the adoption date, which did not have a material impact to the consolidated financial statements. Results for reporting periods beginning on or after January 1, 2019 are presented under ASC 606.

Revenue consists of restaurant sales and franchise licensing revenue. Generally, revenue is recognized as performance obligations transfer to the customer in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services.

Restaurant Revenue

Revenue from restaurant sales is presented net of discounts and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from restaurant sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Sales from our gift cards are deferred and recognized upon redemption for goods or services. Revenue is reported gross on the accompanying consolidated statements of operations with employee complimentary meals recorded as a component of store opening expenses. Revenue from restaurant sales is generally paid at the time of sale. Credit cards and delivery service partners sales are generally collected shortly after sale occurs.

The revenue from electronic gift cards is deferred when purchased by the customer and revenue is recognized when the gift cards are redeemed. The Company is a Delaware limited liability company and is subject to Delaware escheatment laws. Delaware escheatment laws state that gift cards are presumed to be abandoned after five years and the balance remitted should represent the maximum cost to the issuer of merchandise.

We contract with delivery service partners for delivery of goods and services to customers. We have determined that the delivery service partners are agents and that we are the principal. Therefore, restaurant sales through delivery services are recognized as gross sales and delivery service revenue is recorded as expense.

Franchise Revenue

The franchise agreements require the franchisee to pay an initial, non-refundable fee of $37,500 and continuing fees based upon a percentage of sales. Owners can make a deposit equal to 50% of the total franchise fee to reserve the right to open additional locations. The remaining balance of the franchise fee is due upon signing by the franchisee of the applicable location’s lease or mortgage. Franchise agreements and deposit agreements outline a schedule for store openings. Failure to meet the schedule can result in forfeiture of deposits made.

Franchise revenue is comprised of certain initial franchise fees and ongoing sales-based royalty fees from a franchised BurgerFi restaurant. Generally, the licenses granted to develop, open and operate each BurgerFi franchise in a specified territory are the performance obligations transferred to the licensee in our contracts, and represent symbolic intellectual property. Ancillary promised services, such as training and assistance during the initial opening of a BurgerFi restaurant are typically combined with the licenses and considered as one performance obligation per BurgerFi franchise. Certain initial services such as site selection and lease review are considered distinct services that are recognized at a point in time when the performance obligations have been provided, generally when the BurgerFi has been opened. We determine the transaction price for each contract and allocate it to the distinct services based on their standalone selling price based on the costs to provide the service and a profit margin. The remainder of the transaction price is recognized over the remaining term of the franchise agreement once the BurgerFi restaurant has been opened. Because we are transferring licenses to access our intellectual property during a contractual term, revenue is recognized on a straight-line basis over the license term. Generally, payment for the initial franchise fee is received upon execution of the licensing agreement These payments are initially deferred and recognized as revenue as the performance obligations are satisfied.

Franchise deposits received in advance for locations not expected to open within one year are classified as long-term liabilities. Forfeiture of deposits is recognized as other revenue once contracts have been terminated for failure to comply. All terminations are communicated to the franchisee in writing using formal termination letters.

Revenue from sales-based royalties is recognized as the related sales occur. Rebates from vendors received on franchisees sales are also recognized as revenue from sales-based royalties.

Our contract liabilities consist of initial franchise fees and the related direct costs, which we refer to as deferred initial franchise fees, are deferred until the franchisee begins operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its temporary cash investments with financial institutions and during 2020 and 2019 there were amounts on deposit in excess of federal insurance limits.

Income Taxes

Prior to the Business Combination, the Company, with the consent of its members, had elected to be taxed as a partnership under the provisions of the Internal Revenue Code and similar state provisions. Partnerships generally are not subject to Federal and state income taxes. In lieu of corporation income taxes, the partners reflect their respective share of the Company’s taxable income or loss on their individual income tax returns. Therefore, there was no federal income tax recorded by the Company for the year ended December 31, 2019 and for the period from January 1, 2020 through December 15, 2020. In these periods, there were neither liabilities nor deferred tax assets relating to uncertain income tax positions taken or expected to be taken on the tax return.

The Successor is being taxed as a corporation.  Both the Predecessor and Successor are subject to state income taxes.  The Successor has recorded a tax benefit of approximately $366,000 for the period from December 16, 2020 through December 31, 2020.

Our ability to realize deferred tax assets

We account for income taxes under the asset and liability method. A deferred tax asset or liability is recognized whenever there are (1) future tax effects from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (2) operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the years in which those differences are expected to be recovered or settled.

Tax assets are recognized to the extent the Company believes these assets will more likely than not be realized. In evaluating the realizability of deferred tax assets, the Company considers all available positive and negative evidence, including the interaction and the timing of future reversals of existing temporary differences, recent operating results, tax-planning strategies, and projected future taxable income. In projecting future taxable income, we begin with historical results from continuing operations and incorporate assumptions including future operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment and are consistent with the plans and estimates we are using to manage our underlying business. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income.

When considered necessary, a valuation allowance is recorded to reduce the carrying amount of the deferred tax assets to their anticipated realizable value. Our evaluation of the realizability of our deferred tax assets is subject to change because of many factors including, among others, any changes in our business plans, changing economic conditions, the competitive environment and the effect of future tax legislation. Should future taxable income vary from projected taxable income, we may be required to adjust our valuation allowance in future years.

Net operating loss and credit carryforwards are subject to various limitations and carryforward periods. As of December 31, 2020, we have deferred tax assets for net operating loss carryforwards of $366,000, as well as federal net operating loss carryforwards of $6,944,000 which may be carried forward indefinitely. We believe it is more likely than not that the benefit from the net operating loss carryforwards will be realized. There is no valuation allowance as of December 31, 2020.

Income tax uncertainties

We measure income tax uncertainties in accordance with a two-step process of evaluating a tax position. We first determine if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured, for purposes of financial statement recognition, as the largest amount that has a greater than 50% likelihood of being realized upon effective settlement. We currently have no unrecognized tax benefits at December 31, 2020.

We accrue interest related to uncertain tax positions in “Interest expense” and penalties in “General and administrative expenses.” At December 31, 2020, we had no amounts accrued for interest and for penalties.

The statute of limitations for the Company’s state tax returns varies, but generally the Company’s federal and state income tax returns from its 2017 fiscal year forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months and disclose certain information about the leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. As an emerging growth company, this guidance will be effective for our fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of the adoption of the new standard on the consolidated financial statements.

The FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”) in June 2016, subsequently amended by various standard updates. This guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information when determining credit loss estimates and requires financial assets to be measured net of expected credit losses at the time of initial recognition. As an emerging growth company, this guidance will be effective for our fiscal years beginning after December 15, 2022.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (“Topic 740”) as part of its Simplification Initiative. This guidance provides amendments to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for annual and interim reporting periods beginning after December 15, 2020, and early adoption is permitted. We are currently evaluating the full impact this guidance will have on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (“Topic 848”) to provide optional guidance for a limited period of time, from March 12, 2020 through December 31, 2022, to ease the burden of financial reporting due to reference rate reform. An entity can elect to utilize the guidance at any time during the period. The Company is currently evaluating the effect this guidance will have on the consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), an amendment that simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The amendment simplifies accounting for convertible instruments by removing major separation models required under current accounting guidance. In addition, the amendment removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception, and also simplifies the diluted earnings per share calculation in certain areas. The amendment is effective beginning after December 15, 2023 for smaller reporting companies. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

Sale of Dania Beach Restaurant to Franchisee

In February 2020, the Company entered into an asset purchase agreement with an unrelated third-party for the sale of substantially all of the assets used in connection with the operation of BF Dania Beach, LLC for an aggregate purchase price of $1,299,000. From January to March 2020, the Company received three cash deposits totaling $906,500 in connection with this transaction. The closing of this transaction has been delayed due additional negotiation that has been on-going through the report date of April 28, 2021. In the event the transaction is terminated, the Company will resume operation of the restaurant, and return the $906,500 to the unrelated third-party purchaser. Assets used in the operations of BF Dania Beach, LLC have been classified as held for sale and the deposit is included within the December 31, 2020 consolidated balance sheet.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

burgerfi international INC

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
BurgerFi International Inc.

North Palm Beach, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BurgerFi International, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 (Successor) and BurgerFi International, LLC and Subsidiaries as of  December 31, 2019 (Predecessor), the related consolidated statements of operations, changes in stockholders’/members’ equity and cash flows for the period from December 16, 2020 to December 31, 2020 (Successor), the period from January 1, 2020 to December 15, 2020 (Predecessor), and the year ended December 31, 2019 (Predecessor), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 (Successor) and 2019 (Predecessor), and the results of its operations and its cash flows for the period from December 16, 2020 to December 31, 2020 (Successor), the period from January 1, 2020 to December 15, 2020 (Predecessor), and the year ended December 31, 2019 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter – COVID-19

As more fully described in Note 1 to the consolidated financial statements, the Company was materially impacted by the outbreak of a novel coronavirus (COVID-19), which was declared a global pandemic by the World Health Organization (“WHO”) in March 2020. Our opinion is not modified with respect to this matter.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2015.

West Palm Beach, Florida

April 28, 2021

BurgerFi International Inc., and Subsidiaries

Consolidated Balance Sheets

	Successor	Predecessor
(in thousands, except for per share data)	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash, including Variable interest entities of $0 and $3, respectively	$36,720	$1,690
Cash - restricted - Note 2	3,663	727
Accounts receivable, net - Note 1	718	517
Inventory	268	249
Deferred income taxes	713	—
Asset held for sale	732	—
Other current assets	1,607	416
TOTAL CURRENT ASSETS	44,421	3,599
PROPERTY & EQUIPMENT, net - Note 3 – including variable interest entities of $0 and $853, respectively	8,004	6,301
DUE FROM RELATED COMPANIES - Note 6	74	3,611
GOODWILL – including variable interest entities of $0 and $398, respectively	119,542	398
INTANGIBLE ASSETS	116,824	235
OTHER ASSETS	251	238
TOTAL ASSETS	$289,116	$14,382
LIABILITIES AND STOCKHOLDERS'/MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$1,678	$1,265
Accrued expense	1,203	545
Gift card liability	430	586
Revolving line of credit	3,012	2,317
Notes payable - current – variable interest entities – no recourse to general credit of the Company	—	1,207
Notes payable - current	1,438	—
Current portion deferred initial franchise fees - Note 1	490	438
Other deposit	907	—

TOTAL CURRENT LIABILITIES	9,158	6,358
NON-CURRENT LIABILITIES
Deferred initial franchise fees, net of current portion - Note 1	2,816	4,250
Due to related companies - Note 6	—	271
Deferred rent	29	996
Derivative warrant liability	16,516	—
Notes Payable	1,522	—
TOTAL LIABILITIES	30,041	11,875
COMMITMENTS AND CONTINGENCIES - Note 9
Stockholders'/Members' equity
MEMBERS’ EQUITY - Before non-controlling interest, including variable interest entities of $47 as of December 31, 2019	—	2,492
MEMBERS’ EQUITY - Non-controlling interest	—	15
Common stock (Successor), $0.0001 par value, 100,000,000 shares authorized, 17,541,838 shares issued and outstanding as of December 31, 2020	2	—
Additional paid-in capital (Successor)	261,298	—
Retained deficit (Successor)	(2,225)	—
TOTAL STOCKHOLDERS' EQUITY	259,075	2,507
TOTAL LIABILITIES AND STOCKHOLDERS'/MEMBERS’ EQUITY	$289,116	$14,382

See accompanying notes to consolidated financial statements.

BurgerFi International Inc., and Subsidiaries

Consolidated Statements of Operations

	Successor	Predecessor
(in thousands, except for per share data)	December 16, 2020 through December 31, 2020	January 1, 2020 through December 15, 2020	Year Ended December 31, 2019
REVENUE
Restaurant sales - Note 1	$1,350	$23,966	$23,183
Royalty and other fees - Note 1	255	6,116	7,369
Terminated franchise fees - Note 1	—	693	825
Royalty - brand development and co-op - Note 1	74	1,441	1,720
Initial franchise fees - Note 1	25	362	458
TOTAL REVENUE	1,704	32,578	33,555
Restaurant level operating expenses:
Food, beverage and paper costs	370	6,567	6,316
Labor and related expenses	321	6,269	7,167
Other operating expenses	323	6,007	5,271
Occupancy and related expenses	33	2,707	2,149
General and administrative expenses	857	6,925	7,230
Share-based compensation expense	818	—	—
Depreciation and amortization expense	348	1,062	825
Brand development and co-op advertising expense	34	2,283	1,732
Gain on disposal of property and equipment	—	(2)	(184)
TOTAL OPERATING EXPENSES	3,104	31,818	30,506
OPERATING (LOSS) INCOME	(1,400)	760	3,049
Gain on extinguishment of debt	791	—	—
Gain on change in value of warrant liability	5,597	—	—
Interest expense	(6)	(125)	(79)
Income before income taxes	4,982	635	2,970
Income tax benefit	(366)	—	—
Net Income	5,348	635	2,970
Net Income Attributable to Non-Controlling Interests (predecessor)	—	20	35
Net Income Attributable to common shareholders (successor) and Controlling Interests (predecessor)	$5,348	$615	$2,935

Weighted average common shares outstanding
Basic	17,541,838
Diluted	21,426,115

Net (loss) income per common share
Basic	$0.30
Diluted	$(0.01)

See accompanying notes to consolidated financial statements.

BurgerFi International Inc., and Subsidiaries

Consolidated Statements of Changes in Stockholders’/Members’ Equity

	Predecessor
(in thousands)	Controlling Interest	Noncontrolling Interest	Total Members’ Equity
Balance, December 31, 2018	$4,828	$(20)	$4,808
Adjustment related to adoption of ASC 606	(1,202)	—	(1,202)
Balance, January 1, 2019 as adjusted	3,626	(20)	3,606
Net Income	2,935	35	2,970
Contributions	594	—	594
Distributions	(4,663)	—	(4,663)
Balance, December 31, 2019	$2,492	$15	$2,507
Net Income	615	20	635
Contributions	—	—	—
Distributions	(5,972)	(35)	(6,007)
Balance, December 15, 2020	$(2,865)	$—	$(2,865)

	Successor
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance at December 16, 2020	$1	$53,594	$(7,573)	$46,022
Share-based compensation	—	818	—	818
Stock issued in acquisition of BurgerFi	1	103,679	—	103,680
Contingent consideration in acquisition of BurgerFi	—	103,207	—	103,207
Net income (December 16, 2020 to December 31, 2020)	—	—	5,348	5,348
Balance, December 31, 2020	$2	$261,298	$(2,225)	$259,075

BurgerFi International Inc., and Subsidiaries

Consolidated Statements of Cash Flows

	Successor	Predecessor
(in thousands)	December 16, 2020 through December 31, 2020	January 1, 2020 through December 15, 2020	Year Ended December 31, 2019
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income	$5,348	$635	$2,970
Adjustments to reconcile net income to net cash (used in) provided by -
operating activities
Provision for bad debts	—	133	87
Depreciation and amortization	348	1,062	825
Deferred income taxes	(370)	—	—
Share-based compensation	818	—	—
Forfeited franchise deposits	—	(693)	(825)
Gain on extinguishment of debt	(791)	—	—
Gain on sale of franchise/corporate-owned store	—	—	(184)
Gain on change in value of warrant liability	(5,597)	—	—
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(339)	6	(128)
Inventory	(8)	(10)	(127)
Other assets	(552)	121	(191)
Accounts payable - trade	(275)	751	(380)
Accrued expenses and gift card liability	284	218	(155)
Deferred franchise fees	253	51	376
Other liabilities	(57)	422	260

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(938)	2,696	2,528
NET CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of restaurant from franchisee	—	(385)	—
Deposit on sale	—	907	—
Proceeds from deposit on potential sale of franchise/corporate owned store	—	—	938
Purchase of property and equipment	(265)	(3,244)	(2,437)
Acquisition of net assets, net of cash acquired	(27,210)	—	—
Advances to related companies	(74)	(7,863)	(10,601)
Repayments from related companies	—	11,205	11,575

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(27,549)	620	(525)
NET CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on revolving line of credit	—	2,987	2,317
Payments on revolving line of credit	—	(2,290)	—
Note payable proceeds	—	2,406	—
Payments on notes payable	—	(39)	(86)
Members’ distributions	—	(6,007)	(4,663)
Members’ contributions	—	—	594
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	—	(2,943)	(1,838)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28,487)	373	165
CASH AND CASH EQUIVALENTS, beginning of period	68,870	2,417	2,252
CASH AND CASH EQUIVALENTS, end of period	$40,383	$2,790	$2,417

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

1.Nature of Operations and Summary of Significant Accounting Policies

Organization

On December 16, 2020 (the "Closing Date"), the Company, formerly known as Opes Acquisition Corp., consummated a business combination transaction (the “Business Combination”) pursuant to which it acquired (i) the private operating company formerly called BurgerFi International, LLC (“BurgerFi” or “Predecessor”). In connection with the closing of the Business Combination, the Company changed its name to BurgerFi International, Inc. (the “Company” or “Successor”).  The financial results described herein for the dates and periods prior to the Business Combination relate to the operations of the Predecessor, BurgerFi prior to the consummation of the Business Combination. The Consolidated Financial Statements after the Closing Date include the accounts of the Company and its wholly owned subsidiaries including BurgerFi.

Basis of presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

As a result of the Business Combination, the Company is the acquirer for accounting purposes and BurgerFi is the acquiree and accounting predecessor. The Company’s financial statement presentation distinguishes the Company’s financial performance into two distinct periods, the period up to the Closing Date (labeled “Predecessor”) and the period including and after that date (labeled “Successor”).

The Business Combination was accounted for using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired.

Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. See Note 5 – Business Combinations for a discussion of the estimated fair values of assets and liabilities recorded in connection with the Company’s acquisition of BURGERFI.

As a result of the application of the acquisition method of accounting as of the Closing Date of the Business Combination, the accompanying Consolidated Financial Statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are presented on a different basis and are therefore, not comparable.

The historical financial information of Opes Acquisition Corp. prior to the Business Combination (a special purpose acquisition company, or “SPAC”) has not been reflected in the Predecessor financial statements as these historical amounts have been determined to be not useful information to a user of the financial statements. SPACs deposit the proceeds from their initial public offerings into a segregated trust account until a business combination occurs, where such funds are then used to pay consideration for the acquiree and/or to pay stockholders who elect to redeem their shares of common stock in connection with the business combination. The operations of a SPAC, until the closing of a business combination, other than income from the trust account investments and transaction expenses, are nominal. Accordingly, no other activity in the Company was reported for periods prior to December 16, 2020 besides BURGERFI’s operations as Predecessor.

Reclassifications

Certain reclassifications have been made to the prior year presentation to conform to the current year presentation.

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Nature of operations

The Company, through its wholly owned subsidiary BurgerFi International, LLC, (a Delaware limited liability company) and additional Subsidiaries (collectively, “BurgerFi”) is the exclusive franchisor of the BurgerFi concept. The BurgerFi concept is a quick service restaurant offering handcrafted natural Angus gourmet burgers, hot dogs, chicken, fresh cut fries, craft beers, wine and freshly prepared custards in an urban environment. Franchises are sold in restricted geographical territories. BurgerFi has prepared its Franchise Disclosure Document as required by the United States Federal Trade Commission and has registered or will register in those states where required in order to legally sell its franchises. It is currently the BurgerFi’s plan to offer franchises for sale in those states where demographics of the population represent a demand for the services. BurgerFi grants franchises to independent operators who in turn pay an initial franchise fee, royalties and other fees as stated in the franchise agreement.

Store activity for the years ended December 31, 2020 and 2019 is as follows:

	Successor	Predecessor
	2020	2019
Franchised stores, beginning of year	117	109
Stores opened during the year	9	15
Stores transferred/sold to the Company	(2)	0
Stores closed during the year	(22)	(7)
Franchised stores, end of year	102	117

	Successor	Predecessor
	2020	2019
Company-owned stores, beginning of year	13	11
Stores opened during the year	2	3
Stores transferred/sold to the Company	2	0
Stores closed during the year	-	(1)
Company-owned stores, end of year	17	13

End of year store totals included two and five international stores at December 31, 2020 and 2019, respectively.

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Liquidity and COVID-19

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand. As of December 31, 2020, we maintained a cash and cash equivalents balance of approximately $40 million.

Our primary requirements for liquidity are to fund our working capital needs, operating and finance lease obligations, capital expenditures and general corporate needs. Our requirements for working capital are generally not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our ongoing capital expenditures are principally related to opening new BurgerFis, existing BurgerFi capital investments (both for remodels and maintenance), as well as investments in our digital and corporate infrastructure.

We believe our existing cash and cash equivalents, combined with the actions we have taken in response to COVID-19, will be sufficient to fund our operating and finance lease obligations, capital expenditures, and working capital needs for at least the next 12 months and the foreseeable future.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. As a result of the required changes to consumer behavior to largely off-premises dining, as well as promotional activities associated with delivery, we have seen some recovery in sales at the end of the second quarter. Our most significant declines in sales were in late March through the third week in April. Beginning in May and through the end of 2020, sales began to recover.

From May 4, 2020 to May 11, 2020, the Company has applied for and has received approximately $2.2 million from stimulus loans under the SBA Paycheck Protection Program of the CARES Act. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The Company intends to apply to the lender for forgiveness of the stimulus loan. The Company’s eligibility for the stimulus loan, expenditures that qualify toward forgiveness, and the final balance of the stimulus loan that may be forgiven are subject to audit and final approval by the SBA. While the Company believes the loan was properly obtained, there can be no assurance regarding the outcome of an SBA review.

The stimulus loans are being accounted for under ASC 470, Debt, whereby interest expense is being accrued at the contractual rate and future debt maturities are based on the assumptions that none of the principal balance will be forgiven. Forgiveness, if any, will be recognized as a gain on extinguishment if the lender legally releases the Company based on the criteria set forth in the debt agreement and the CARES Act.

Principles of Consolidation

The Successor Consolidated Financial Statements include all amounts of the Company and its subsidiaries. The Predecessor Consolidated Financial Statements include all amounts of BURGERFI and its subsidiaries. All intercompany balances and transactions have been eliminated.

We also consider for consolidation entities in which we have certain interests, where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity (“VIE”), is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it.

The consolidated financial statements present the consolidated financial position, results from operations and cash flows of BurgerFi International, Inc., and its wholly owned subsidiaries. All material balances and transactions between the entities have been eliminated in consolidation.

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting year. Actual results could differ from those estimates.

Segment Reporting

The Company owns and operates BurgerFi restaurants in the United States, and also have domestic and international franchisees. The chief operating decision makers (the “CODMs”) are the Company’s President, Chief Operating Officer and Chief Financial Officer. As the CODMs review financial performance and allocate resources at a consolidated level on a recurring basis, the Company has one operating reporting segment and one reportable segment.

Variable Interest Entities

For VIE(s), the Company assesses whether the Company is the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIE. The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb the losses or the right to receive the benefits that could potentially be significant to the entity.

The Company has evaluated its business relationships with franchisees to identify potential VIEs. While the Company holds a variable interest in some of the franchised restaurants owned by an affiliated entity, the Company is not the primary beneficiary since it does not have the power to direct the activities of these franchised restaurants. As a result, the Company does not consolidate those VIEs. At December 31, 2020, the Company is a guarantor for six operating leases for those entities, BF Secaucus, LLC; BF Tallahassee, LLC; BF Fort Myers, LLC; BF NY82, LLC; BF Naples Tamiami, LLC; and BF Naples Immokalee. Additionally, the Company is a guarantor for a lease for The Burger Bunch, LLC, an unrelated party. The Company may become responsible for the payments under its guarantee. The Company has determined that its maximum exposure to loss on the VIEs that it is not the primary beneficiary on results from the lease guarantees amounts to approximately $6,200,000.

Additionally, on April 23, 2018 (the “Takeover Date”), the Company entered into an asset purchase and management agreement (the “APM”) with a multiple unit franchisee. The APM allowed the Company to acquire the assets of two of the franchisee’s restaurants for the consideration of the Company making the monthly principal and interest payments on the franchisee’s three bank loans through 2027. The closing on asset purchase would occur only when the debt was paid in full. The outstanding principal on the loans was approximately $1,291,000 on the Takeover Date. The APM allowed the Company to take over the management and operation of the two restaurants with full control over all operational decision making. Under the APM, the Company provided all capital for all of the restaurants’ expenditures it deemed appropriate, and paid all costs and expenses associated with the operations. All cash flow and profits or losses derived from the operations after the Takeover Date belong to the Company. The Company had evaluated the franchisee which is a party to the APM for VIE accounting under ASC 810 “Consolidation” and had determined that the franchisee under the APM was a VIE and that the Company was the primary beneficiary, effective on the Takeover Date until December 31, 2020. During 2020 BurgerFi negotiated a release of the lien from the banks on the equipment in these restaurants. Also, during 2020, BurgerFi was able to have the leases on the restaurants assigned to BurgerFi. On December 31, 2020, BurgerFi had discontinued the management of the two restaurants by termination of the APM and the franchise agreements.

As a result of the discontinuation of the termination the franchisee was deconsolidated on December 31, 2020 which resulted in $791,000 gain on extinguishment of debt.

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

The acquisition was accounted for as a business combination under the acquisition method as of the Takeover Date, and accordingly, the results of its operations are included in the Company’s consolidated financial statements from that date until December 31, 2020 as noted above. Net sales for the consolidated VIE for the Successor period from December 16, 2020 to December 31, 2020 and for the Predecessor period from January 1, 2020 to December 15, 2020 and the twelve-month period ended December 31, 2019 were $200,000, $3,700,000 and $3,900,000, respectively. Net income (loss) for the consolidated VIE for the Successor period from December 16, 2020 to December 31, 2020 and for the Predecessor period from January 1, 2020 to December 15, 2020 and the twelve-month period ended December 31, 2019 was $50,000, $10,000 and ($75,000), respectively.

The consideration was the fair value of the three loans at the Takeover Date and the assets are recorded based on the fair values of the assets acquired, net of current liabilities as of the Takeover Date as follows (in thousands):

Cash	$39
Accounts Receivable	1
Inventory	28
Other current assets	24
Property & equipment	1,126
Other assets	4
Current liabilities	(330)
Net tangible and identifiable intangible assets acquired	892
Goodwill	397
Net assets acquired	$1,289

Included in the consolidated financial statements are the following from variable interest entities for which the Company was the primary beneficiary (in thousands):

Predecessor
December 31, 2019
Cash	$3
Property and equipment	853
Goodwill	398
Total Assets	$1,254
Current notes payable	$1,207
Notes payable – net of current portion	—
Total liabilities	1,207
Total members’ equity	47
Total Liabilities and Members’ Equity	$1,254

The three loans were collateralized by the VIEs’ assets and the creditors of the loans did not have recourse to the general credit of the Company. The carrying value of the VIEs assets which had collateralized the loans are noted above.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less as cash equivalents. Cash and cash equivalents also include approximately $11,000 and $339,000 as of December 31, 2020 and 2019, respectively, of amounts due from commercial credit card companies, such as Visa, MasterCard, Discover, and American Express, which are generally received within a few days of the related transactions. At times, the balances in the cash and cash equivalents accounts may exceed federal insured limits. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. The Company limits uninsured balances to only large, well-known financial institutions and believes that it is not exposed to significant credit risk on cash and cash equivalents.

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Restricted Cash

Restricted cash consists of (i) cash collected (net of redemptions) from gift cards, (ii) cash balances for the advertising co-op, (iii) Level-up loyalty program cash collections, (iii) cash held in escrow in an amount equal to the PPP loans as required by the SBA upon a change of control, and (iii) initial franchise deposits in escrow. The Company is the custodian of these account balances, but these accounts are in place for specific, restricted purposes, which typically are resolved within twelve months. The Company classifies the restricted cash accounts as current assets.

Accounts Receivable

Accounts receivable consist of amounts due from franchisees for training and royalties and are stated at the amount invoiced. Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. Management provides for probable uncollectible amounts through a charge to earnings and a credit to allowance for uncollectible accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for uncollectible accounts and a credit to accounts receivable. The allowance for uncollectible accounts was approximately $0 at December 31, 2020 and $65,000 at December 31, 2019.

Inventories

Inventories primarily consist of food and beverages. Inventories are accounted for at lower of cost or net realizable value using the first-in, first-out (FIFO) method. Spoilage is expensed as incurred.

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is provided by the straight-line method over an estimated useful life. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the asset (generally up to ten years) or the term of the related lease. The estimated lives for machinery and equipment, computer equipment, furniture and fixtures, and vehicles range from five to seven years.  Maintenance and repairs which are not considered to extend the useful lives of the assets are charged to operations as incurred. Expenditures for additions and improvements are capitalized. Expenditures for renewals and betterments, which materially extend the useful lives of assets or increase their productivity, are capitalized. The Company capitalizes construction costs during construction of the restaurant and will begin to depreciate them once the restaurant is placed in service. Wage costs directly related to and incurred during a restaurant’s construction period are capitalized. Interest costs incurred during a restaurant’s construction period are capitalized. Upon sale or retirement, the cost of assets and related accumulated depreciation and amortization are removed from the accounts and any resulting gains or losses are included in operating expense.

Impairment of Long-Lived Assets

Our long-lived assets include the Company-operated restaurant assets and related definite-lived intangible assets, which include franchise agreements and tradenames and trademarks.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of our long-lived assets by comparing the carrying amount of the asset group to future undiscounted net cash flows expected to be generated by our individual Company-operated restaurants. If the carrying amount of the long-lived asset group is not recoverable on an undiscounted cash flow basis, then impairment is recognized to the extent that the carrying amount exceeds its fair value and is included in “Impairment of long-lived assets.” Our estimates in this review process include the anticipated future cash flows from Company-operated restaurants, which is used in assessing the recoverability of the respective long-lived assets.

Our fair value estimates are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment. Should actual cash flows and our future estimates vary adversely from those estimates we used, we may be required to recognize additional impairment charges in future years.

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Other Intangible Assets

Definite-lived intangible assets are amortized on a straight-line basis using the following estimated useful lives of the related classes of intangibles: 1 to 5 years for computer software; 7 to 10 years for franchise agreements; and 30 years for Trademarks.

The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. Our annual impairment test for indefinite-lived intangible assets may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, we test for impairment using a quantitative process. If the Company determines that impairment of its intangible assets may exist, the amount of impairment loss is measured as the excess of carrying value over fair value. Our estimates in the determination of the fair value of indefinite-lived intangible assets include the anticipated future revenue of Company-operated and franchised restaurants and the resulting cash flows.

Goodwill

As of December 31, 2020 and 2019, in connection with the Business Combination with BurgerFi and the APM described above, the Company has a balance of approximately $119,542,000 and $398,000, respectively, of goodwill on its consolidated balance sheet. The Company accounts for goodwill in accordance with FASB ASC No. 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350 requires goodwill to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. This impairment test involves comparing the fair value of the reporting unit with its carrying value (including goodwill). The Company estimates the fair values of its reporting unit using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the estimated fair value of the reporting unit is less than its carrying value, a goodwill impairment exists for the reporting unit and an impairment loss is recorded. There were no impairments of goodwill recognized for the years ended December 31, 2020 and 2019.

Share-Based Compensation

The Company has granted share-based compensation awards to certain employees under the 2020 Omnibus Equity Incentive Plan (the “Plan”). The Company measures the cost of employee services received in exchange for an equity award, which may include grants of employee stock options and restricted shares, based on the fair value of the award at the date of grant. The Company recognizes share-based compensation expense over the requisite service period unless the awards are subject to performance conditions, in which case we recognize compensation expense over the requisite service period to the extent performance conditions are considered probable. The Company will determine the grant date fair value of stock options using a Black-Scholes-Merton option pricing model (the “Black-Scholes Model”). The grant date fair value of restricted share awards (“RSAs”) and performance-based awards are determined using the fair market value of the Company’s common stock on the date of grant, as set forth in the applicable plan document, unless the awards are subject to market conditions, in which case we use a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved.

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Warrant Liability

The private placement warrants, consisting of the warrants exercisable under the PIPE transaction (3,000,000 shares), the private placement warrants (445,000 shares) and the working capital warrants (150,000 shares), include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the warrants are accounted for as liabilities in accordance with ASC 815-40, with changes in fair value included in the consolidated statement of operations.

The liability classified warrants were priced using a Dynamic Black Scholes model. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price, risk free interest rate and volatility assumptions. The warrant liability was $22,113,000 on December 16, 2020 and $16,516,000 on December 31, 2020. The change in value of warrant liability between the two measurement dates was $5,597,000 and is recognized in the consolidated statement of operations for the period from December 16, 2020 to December 31, 2020. There were no warrants outstanding in the Predecessor periods.

The public warrants (11,500,000 shares) and the UPO warrants (750,000) contain no such provisions and are classified in equity.

Fair Value Measurements – Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy is required to prioritize the inputs used to measure fair value. The three levels of the fair value hierarchy are described as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Restaurant Acquisitions and Dispositions

The Company accounts for the acquisition of restaurants from franchisees using the acquisition method of accounting for business combinations.

The acquisition method of accounting involves the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process requires the use of estimates and assumptions to derive fair values and to complete the allocation. The excess of the purchase price over the fair values of the assets acquired and liabilities assumed represents goodwill derived from the acquisition.

Net Income per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has considered the effect of (1) warrants outstanding to purchase 15,095,000 shares of common stock and (2) 750,000 shares of common stock and warrants to purchase 750,000 shares of common stock in the unit purchase option, and (3) 1,300,000 shares of restricted stock grants in the calculation of income per share.

The historical partnership equity structure of BurgerFi did not include outstanding member units and as such, earnings per share information is omitted for the Predecessor periods.

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Reconciliation of Net Income per Common Share

Basic and diluted income (loss) per common share is calculated as follows:

Successor
December 16, 2020 through December 31, 2020
Numerator:
Net income available to common shareholders	$5,348,000
Reversal of Gain on change in value of warrant liability	(5,597,000)
Net loss available to common shareholders - diluted	$(249,000)

Denominator:
Weighted-average shares outstanding	17,541,838
Effect of dilutive securities
Restricted stock grants and warrants	3,468,872
UPOs	415,405
Diluted weighted-average shares outstanding	21,426,115

Basic net income per common share	$0.30
Diluted net loss per common share	$(0.01)

Concentration of Risk

BurgerFi had no customers which accounted for 10% or more of consolidated revenue for the Successor period from December 16, 2020 to December 31, 2020 and for the Predecessor period from January 1, 2020 to December 15, 2020 and the twelve-month period ended December 31, 2019. As of December 31, 2020, BurgerFi had one main in-line distributor of food, packaging and beverage products, excluding breads, that provided approximately 95% of BurgerFi restaurants purchasing in the U.S. and four additional in-line distributors of Coca-Cola products and beer, wine and liquor that, in the aggregate, provided approximately 5% of the BurgerFi restaurant purchasing in the U.S. We believe that our vulnerability to risk concentrations related to significant vendors and sources of our raw materials is mitigated as we believe that there are other vendors who would be able to service our requirements. However, if a disruption of service from any of our main in-line distributors was to occur, we could experience short-term increases in our costs while distribution channels were adjusted.

BurgerFi restaurants are principally located throughout the United States. BurgerFi has company owned and franchise owned locations in 23 states, with the largest number in Florida. We believe the risk of geographic concentration is not significant. We could be adversely affected by changing consumer preferences resulting from concerns over nutritional or safety aspects of beef, chicken, french fries or other products we sell or the effects of food safety events or disease outbreaks.

The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees for royalties and franchise fees. This concentration of credit risk is mitigated, in part, by the number of franchisees and the short-term nature of the franchise receivables.

New Accounting Standards Adopted

Fair Value Measurement

In August 2018, the FASB issued new guidance on disclosure requirements for fair value measurements. The objective of the new guidance is to provide additional information about assets and liabilities measured at fair value in the

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

statement of financial position or disclosed in the notes to financial statements. New incremental disclosure requirements include the amount of fair value hierarchy level 3 changes in unrealized gains and losses and the range and weighted average used to develop significant unobservable inputs for level 3 fair value measurements. The Company adopted this guidance during the 2020. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) that updated and replaced existing revenue recognition guidance. The guidance includes a five-step framework to determine the timing and amount of revenue to recognize related to contracts with customers. Additionally, the guidance requires new and significantly enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts as well as judgments made by a company when following the framework.

Revenue from Contracts with Customers

On January 1, 2019, the Company adopted ASC 606, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2019. The Company elected a practical expedient to aggregate the effect of all contract modifications that occurred before the adoption date, which did not have a material impact to the consolidated financial statements. Results for reporting periods beginning on or after January 1, 2019 are presented under ASC 606.

Upon transition, on January 1, 2019, we recorded a decrease to opening members’ equity of $1,201,546, with a corresponding decrease of $348,730 in current deferred initial franchise fees liability, and an increase of $1,550,276 in long-term deferred initial franchise fee liabilities.

Revenue Recognition

Revenue consists of restaurant sales and franchise licensing revenue. Generally, revenue is recognized as performance obligations transfer to the customer in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services.

Restaurant Revenue

Revenue from restaurant sales is presented net of discounts and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from restaurant sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Sales from our gift cards are deferred and recognized upon redemption for goods or services. Revenue is reported gross on the accompanying consolidated statements of operations with employee complimentary meals recorded as a component of labor expenses. Revenue from restaurant sales is generally paid at the time of sale. Credit cards and delivery service partners sales are generally collected shortly after the sale occurs.

The revenue from electronic gift cards is deferred when purchased by the customer and revenue is recognized when the gift cards are redeemed. The Company is a Delaware limited liability company and is subject to Delaware escheatment laws. Delaware escheatment laws state that gift cards are presumed to be abandoned after five years and the balance remitted should represent the maximum cost to the issuer of merchandise.

BurgerFi contracts with delivery service partners for delivery of goods and services to customers. The Company has determined that the delivery service partners are agents, and the Company is the principal. Therefore, restaurant sales through delivery services are recognized at gross sales and delivery service revenue is recorded as expense.

Prior Period Revision

During the preparation of the consolidated financial statements for the successor period from December 16, 2020 to December 31, 2020 and predecessor period from January 1, 2020 to December 15, 2020, the Company identified certain immaterial errors related to the classification of the other restaurant sales discounts.  The Company previously presented these other sales discounts as part of Labor and Related Expenses and Other Operating Expenses instead of as a reduction of Restaurant Sales in its unaudited consolidated statements of operations for the six-month periods ended June 30, 2020 and 2019, and nine-month periods ended September 30, 2020 and 2019, and its consolidated

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

statement of operations for the year ended December 31, 2019,  which resulted in overstatements of restaurant sales, labor and related expenses, and other operating expenses in certain of those periods.

In accordance with SAB No.99, “Materiality”, and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the errors and determined that the related impact was not material to the Company’s financial statements for any prior annual or interim period. Accordingly, the Company revised the unaudited consolidated statements of operations for the six-month periods ended June 30, 2020 and 2019, and for the nine-month periods ended September 30, 2020 and 2019, and the consolidated statement of operations for the year ended December 31, 2019, including the related notes presented herein, as applicable. The errors did not impact operating income (loss), or net income in the consolidated statements of operations, or the consolidated balance sheets or consolidated statements of cash flows for any of those periods.

A summary of the revisions to previously reported financial information is as follows:

Revised Consolidated Statement of Operations Data for the six months ended June 30, 2020 (Unaudited)	As Reported	Adjustment	As Revised
Restaurant Sales	$12,097	$(315)	$11,782
Total Revenue	$15,864	$(315)	$15,549
Labor and Related Expenses	$3,463	$(315)	$3,148
Total Operating Expenses	$14,930	$(315)	$14,615

Revised Consolidated Statement of Operations Data for the nine months ended September 30, 2020 (Unaudited)	As Reported	Adjustment	As Revised
Restaurant Sales	$18,892	$(441)	$18,451
Total Revenue	$24,939	$(441)	$24,498
Labor and Related Expenses	$5,482	$(409)	$5,073
Other Operating Expenses	$4,575	$(32)	$4,543
Total Operating Expenses	$24,832	$(441)	$24,391

Revised Consolidated Statement of Operations Data for the six months ended June 30, 2019 (Unaudited)	As Reported	Adjustment	As Revised
Restaurant Sales	$11,977	$(294)	$11,683
Total Revenue	$17,518	$(294)	$17,224
Labor and Related Expenses	$3,880	$(294)	$3,586
Total Operating Expenses	$15,021	$(294)	$14,727

Revised Consolidated Statement of Operations Data for the nine months ended September 30, 2019 (Unaudited)
Restaurant Sales	$17,641	$(477)	$17,164
Total Revenue	$25,336	$(477)	$24,859
Labor and Related Expenses	$5,784	$(477)	$5,307
Total Operating Expenses	$23,181	$(477)	$22,704

Revised Consolidated Statement of Operations Data for the year ended December 31, 2019
Restaurant Sales	$23,855	$(672)	$23,183
Total Revenue	$34,227	$(672)	$33,555
Labor and Related Expenses	$7,839	$(672)	$7,167
Total Operating Expenses	$31,178	$(672)	$30,506

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Revenue from BF Commissary

The Company’s wholly owned subsidiary, BF Commissary, LLC (“BF Commissary”), which commenced operations in 2019, produces and sells BurgerFi’s vegetable burgers to a distributer based on agreed-upon cost plus freight cost. The Company recognizes revenue upon pick-up of orders at the designated pick up points or when the distributor obtains control of the products. For the years ended December 31, 2020 and 2019, the Company recognized revenue of $851,000 and $710,000, respectively, from BF Commissary and is presented as part of restaurant sales in the consolidated statements of operations.

Franchise Revenue

The franchise agreements require the franchisee to pay an initial, non-refundable fee of $37,500 and continuing fees based upon a percentage of sales. Owners can make a deposit equal to 50% of the total franchise fee to reserve the right to open additional locations. The remaining balance of the franchise fee is due upon signing by the franchisee of the applicable location’s lease or mortgage. Franchise agreements and deposit agreements outline a schedule for store openings. Failure to meet the schedule can result in forfeiture of deposits made.

Franchise revenue is comprised of certain initial franchise fees and ongoing sales-based royalty fees from a franchised BurgerFi restaurant. Generally, the licenses granted to develop, open and operate each BurgerFi franchise in a specified territory are the predominant performance obligations transferred to the licensee in our contracts, and represent symbolic intellectual property. Ancillary promised services, such as training and assistance during the initial opening of a BurgerFi restaurant are typically combined with the licenses and considered as one performance obligation per BurgerFi franchise. Certain initial services such as site selection and lease review are considered distinct services that are recognized at a point in time when the performance obligations have been provided, generally when the BurgerFi has been opened. We determine the transaction price for each contract and allocate it to the distinct services based on their standalone selling price based on the costs to provide the service and a profit margin. The remainder of the transaction price is recognized over the remaining term of the franchise agreement once the BurgerFi restaurant has been opened. Because we are transferring licenses to access our intellectual property during a contractual term, revenue is recognized on a straight-line basis over the license term. Generally, payment for the initial franchise fee is received upon execution of the licensing agreement These payments are initially deferred and recognized as revenue as the performance obligations are satisfied.

Franchise deposits received in advance for locations not expected to open within one year are classified as long-term liabilities. Forfeiture of deposits is recognized as other revenue once contracts have been terminated for failure to comply. All terminations are communicated to the franchisee in writing using formal termination letters.

Revenue from sales-based royalties (i.e. royalty and other fees, brand development and advertising co-op royalty) is recognized as the related sales occur. The sales-based royalties are invoiced and collected from the franchisees on a weekly basis. Rebates from vendors received on franchisee’s sales are also recognized as revenue from sales-based royalties.

The Company’s contract liabilities consist of initial franchise fees and the related direct costs, which we refer to as deferred initial franchise fees, are deferred until the franchisee begins operations.

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Revenue recognized during the Successor period from December 16, 2020 to December 31, 2020 and for the Predecessor period from January 1, 2020 to December 15, 2020 and the twelve-month period ended December 31, 2019 disaggregated by type is as follows:

	Successor	Predecessor
	December 16, 2020 through December 31, 2020	January 1, 2020 through December 15, 2020	Year Ended December 31, 2019
Restaurant sales	$1,326	$23,139	$22,473
BF Commissary sales	24	827	710
Franchising revenue:
Sales-based royalties	255	5,366	6,805
Rebate royalties	—	750	564
Brand development and advertising co-op royalties	74	1,441	1,720
Initial franchise fees	17	272	254
Initial distinct services	8	90	204
Other revenue - terminations of franchises	—	693	825
Total revenue	$1,704	$32,578	$33,555

The following table shows the Company’s revenue disaggregated according to the timing of transfer of goods or services:

	Successor	Predecessor
	December 16, 2020 through December 31, 2020	January 1, 2020 through December 15, 2020	Year Ended December 31, 2019
Revenue recognized at a point in time
Restaurant revenue	$1,326	$23,139	$22,473
BF Commissary sales	24	827	710
Royalty and other fees	255	6,116	7,369
Terminated franchise fees	—	693	825
Brand development and advertising co-op royalties	74	1,441	1,720
Franchising revenue – distinct initial services	8	90	204
Total revenue recognized at a point in time	$1,687	$32,306	$33,301
Revenue recognized over time
Franchising fees	17	272	254
Total revenue recognized over time	17	272	254
Total Revenue	$1,704	$32,578	$33,555

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2020 and 2019 is $3,306,000 and $4,688,000, respectively. The Company expects to recognize this amount as revenue evenly over the 10-year franchise license term.  This amount excludes any variable consideration related to sales-based royalties.

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Contract Balances

Opening and closing balances of contract liabilities and receivables from contracts with customers for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	Successor	Predecessor
	2020	2019
Franchising receivables	$480	$369
Advertising co-op funds	—	159
Gift card liability	430	586
Deferred revenue, current	490	438
Deferred revenue, long-term	2,816	4,250

Franchise Revenue

Revenue recognized during the period ended which were included in the balance of deferred franchise revenue at the beginning of the period are as follow:

	Successor	Predecessor
	December 16, 2020 through December 31, 2020	January 1, 2020 through December 15, 2020	Year Ended December 31, 2019
Franchise Fees	$41	$1,023	$1,283

An analysis of deferred revenue is as follows:

	Successor	Predecessor	Predecessor
	December 31, 2020	December 15, 2020	December 31, 2019
Balance, beginning of period	$3,053	$4,688	$3,935
Initial franchise fees received	278	413	2,036
Revenue recognized for stores opened during period	(25)	(362)	(458)
Revenue recognized related to franchise agreement Default	—	(693)	(825)
Balance, end of period	$3,306	$4,046	$4,688

Presentation of Sales Taxes

The Company collects sales tax from customers and remits the entire amount to the respective states. The Company’s accounting policy is to exclude the tax collected and remitted from revenue and cost of sales. Sales tax payable amounted to approximately $172,000 and $142,000 at December 31, 2020 and 2019, respectively, and is presented in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

On June 21, 2018, the U.S. Supreme Court issued a landmark decision in South Dakota v. Wayfair. The Company has assessed the current guidance surrounding the court case and does not believe the Wayfair decision materially impacts its sales and use tax process. The Company continues to monitor changes resulting from the Wayfair decision.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its temporary cash investments with financial institutions and during 2020 and 2019, there were amounts on deposit in excess of federal insurance limits.

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense for the Successor period from December 16, 2020 to December 31, 2020 was $23,000. Advertising expense for the Predecessor period from January 1, 2020 to December 15, 2020 and for the twelve-month period ended December 31, 2019 were $454,000 and $554,000, respectively.

Brand Development Fund

The Company’s franchise agreements provide for franchisee contributions of a percentage of gross restaurant sales to a brand development fund administered by the Company. Amounts collected are required to be segregated and used for advertising and related costs, including reasonable costs of administering the fund. Contributed amounts are recognized as restricted cash. For the Successor period from December 16, 2020 to December 31, 2020, the Company had revenue of approximately $55,000 of contributions which are included in the brand development and advertising co-op royalties and approximately $35,000 of expenses incurred which are included in the brand development and Co-op advertising expenses. For the Predecessor period from January 1, 2020 to December 15, 2020 and the twelve-month period ended December 31, 2019, the Company had approximately $1,156,000 and $1,455,000, respectively, of contributions which are included in the brand development and advertising co-op royalties and approximately $1,636,000 and $1,506,000, respectively of expenses incurred which are included in the brand development and co-op advertising expenses.

Advertising Co-Op Fund

During 2017, the Company established an advertising co-op fund in which several of the South Florida franchises participate.  The members of the co-op elect to contribute a percentage of gross restaurant sales to a fund administered by the Company. Amounts collected are required to be segregated and used for local advertising and related costs, including reasonable costs of administering the fund. Consequently, contributed amounts, net of expended funds is recognized as restricted cash. For the Successor period from December 16, 2020 to December 31, 2020, the Company had revenue of approximately $19,000 of contributions and approximately $0 of expenses incurred which are included in the brand development and co-op royalties and brand development and co-op advertising expenses, respectively. For the Predecessor period from January 1, 2020 to December 15, 2020 and for the twelve-month period ended December 31, 2019, the Company had approximately $285,000 and $265,000, respectively, of contributions and approximately $648,000 and $226,000, respectively of expenses incurred which are included in the brand development and co-op royalties and brand development and co-op advertising expenses, respectively.

Pre-opening Costs

The Company follows ASC Topic 720-15, “Start-up Costs”, which provides guidance on the financial reporting of start-up costs and organization costs. In accordance with this ASC Topic, costs of pre-opening activities and organization costs are expensed as incurred. Pre-opening costs expensed for the Successor period from December 16, 2020 to December 31, 2020 was $24,000. Pre-opening costs expensed for the Predecessor period from January 1, 2020 to December 15, 2020 and for the twelve-month period ended December 31, 2019 were $189,000 and $425,000, respectively.

Deferred Rent

Rent expense on non-cancelable leases containing known future scheduled rent increases or free rent periods is recorded on a straight-line basis over the respective lease term. The lease term begins when the Company has the right to control the use of the leased property and includes the initial non-cancelable lease term plus any periods covered by renewal options that the Company is reasonably assured of exercising. The difference between rent expense and rent paid is accounted for as deferred rent and is amortized over the lease term.

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Operating Leases

The Company leases restaurant locations that have terms expiring between December 2020 and March 2035. The initial obligation period is generally 10 years. The restaurant facilities primarily have renewal clauses for two 5-year period or one 10-year period, exercisable at the option of the Company. The Company includes one 5-year renewal option in its lease term.

Certain lease agreements contain one or more of the following: tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. The Company includes scheduled rent escalation clauses for the purpose of recognizing straight-line rent. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenue, as defined, and certain other rent escalation clauses are based on the change in the Consumer Price Index. The Company received cash incentives from certain landlords for specified leasehold improvements which are deferred and accreted on a straight-line basis over the related lease term as a reduction of rent expense.

Income Taxes

Prior to the Business Combination, the Company, with the consent of its members, had elected to be taxed as a partnership under the provisions of the Internal Revenue code and similar state provisions. Partnerships are generally not subject to federal and state income taxes, the partners reflect their respective share of the Company’s taxable income or loss on their individual tax returns, Therefore, there was no federal income tax recorded by the Company for the year ended December 31, 2019 and the period from January 1, 2020 through December 16, 2020. In these periods, there were neither liabilities nor deferred tax assets relating to uncertain income tax provisions taken or expected to be taken on the tax returns.

The Successor company is being taxed as a corporation. The Predecessor and Successor companies were subject to state income taxes during these periods.

The Company accounts for income taxes under the asset and liability method. A deferred tax asset or liability is recognized whenever there are (1) future tax effects from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (2) operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the years in which those differences are expected to be recovered or settled.

Deferred tax assets are recognized to the extent the Company believes these assets will more likely than not be realized. In evaluating the realizability of deferred tax assets, the Company considers all available positive and negative evidence, including the interaction and the timing of future reversals of existing temporary differences, projected future taxable income, recent operating results and tax-planning strategies. When considered necessary, a valuation allowance is recorded to reduce the carrying amount of the deferred tax assets to their anticipated realizable value.

The Company records uncertain tax positions on the basis of a two-step process whereby we first determine if it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured for purposes of financial statement recognition as the largest amount of benefit that is greater than 50% likely of being realized upon being effectively settled.

Interest accrued for uncertain tax positions, if any, is charged to “Interest expense.” Penalties accrued for uncertain tax positions are charged to “General and administrative.”

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”) which requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months and disclose certain information about the leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. As an emerging growth company, this guidance will be effective for our fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of the adoption of the new standard on the consolidated financial statements.

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

The FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”) in June 2016, subsequently amended by various standard updates. This guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information when determining credit loss estimates and requires financial assets to be measured net of expected credit losses at the time of initial recognition. As an emerging growth company, this guidance will be effective for our fiscal years beginning after December 15, 2022.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (“Topic 740”) as part of its Simplification Initiative. This guidance provides amendments to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for annual and interim reporting periods beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the full impact this guidance will have on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“Topic 848”) to provide optional guidance for a limited period of time, from March 12, 2020 through December 31, 2022, to ease the burden of financial reporting due to reference rate reform. An entity can elect to utilize the guidance at any time during the period. The Company is evaluating the effect this guidance will have on the consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), an amendment that simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The amendment simplifies accounting for convertible instruments by removing major separation models required under current accounting guidance. In addition, the amendment removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception, and also simplifies the diluted earnings per share calculation in certain areas. The amendment is effective beginning after December 15, 2023 for smaller reporting companies. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

2.	Restricted Cash

Restricted cash consisted of the following as of (in thousands):

	Successor	Predecessor
	2020	2019
PPP amount held in escrow	$2,237	$—
Cash proceeds from Business Combination held back for working capital reconciliation	996	-
Gift cards purchased	415	505
Advertising co-op funds	—	159
LevelUp loyalty program	15	63
Total Restricted Cash	$3,663	$727

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

3.	Property & Equipment

Property and equipment consisted of the following (in thousands):

	Successor	Predecessor
	2020	2019
Leasehold improvements	$5,477	$5,724
Machinery & equipment	1,360	2,821
Computer equipment	208	560
Furniture & fixtures	792	1,278
Vehicles	215	50
	8,052	10,433
Less: Accumulated depreciation and amortization	(48)	(4,132)
Property and equipment – net	$8,004	$6,301

Depreciation expense for the Successor period from December 16, 2020 to December 31, 2020 was $48,000. Depreciation expense for the Predecessor period from January 1, 2020 to December 15, 2020 and for the twelve-month period ended December 31, 2019, was $1,025,000 and $795,000, respectively. In conjunction with the Business Combination, the basis of all property and equipment was recognized at fair value in purchase accounting.

4.Intangible Assets

The following is a summary of the components of intangible assets and the related amortization expense:

  .

	Successor December 31, 2020			Predecessor December 31, 2019
Intangible Assets at December 31, 2020 (in thousands)	Amount	Accumulated Amortization	Net Carrying Value	Amount	Accumulated Amortization	Net Carrying Value
Franchise agreements	$24,839	$147	$24,692	$—	$—	$—
Trade names / trademarks	83,033	115	82,918	25	—	25
Liquor license	235	—	235	210	—	210
Reef Kitchens license agreement	8,882	37	8,845	—	—	—
VegeFi product	135	1	134	—	—	—
	$117,124	$300	$116,824	$235	$—	$235

Liquor license is considered to have an indefinite life and is reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairments were recognized for the years ended December 31, 2020 and 2019

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Amortization expense for the Successor period from December 16, 2020 to December 31, 2020 was $300,000. The intangible assets for the Predecessor period were determined to be indefinite life intangibles. As such, no amortization expense was recognized for the period from January 1, 2020 to December 15, 2020 and for the twelve-month period ended December 31, 2019. The estimated aggregate amortization expense for intangible assets over the next five years ending December 31 and thereafter is as follows:

(in thousands):	Successor
2021	$7,218
2022	7,218
2023	7,218
2024	7,218
2025	7,218
Thereafter	80,499
Total	116,589

5.Business Combinations

December 16, 2020 Acquisition of BurgerFi International, LLC

On December 16, 2020, the Company consummated the Business Combination. This acquisition qualified as a business combination under ASC 805. Accordingly, the Company recorded all assets acquired and liabilities assumed at their acquisition-date fair values, with any excess recognized as goodwill.

The aggregate value of the consideration paid by OPES in the Business Combination was approximately $236.9 million.

Consideration Paid

(in thousands)
Cash	$30,000
Stock	103,680
Contingent consideration	103,207
Total Consideration	$236,887

Total consideration of $236,887,000 is represented in the above table for the acquisition of BurgerFi.  The total consideration includes a) a cash payment of $30,000,000, b) the issuance of 6,603,773 common stock shares valued at approximately $103,680,000, c) contingent earnout consideration (Contingent Consideration) valued at approximately $103,207,000.

Contingent Consideration

The members of BurgerFi may be entitled to an additional 9,356,459 shares of Successor common stock if certain stock price targets are met by the Successor Company following the Business Combination (“Earnout Share Consideration”) on a pro-rata basis based on their pre-closing ownership percentages in BurgerFi International, LLC,

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

subject to the Company achieving certain share price targets in each of the following post-Closing periods (each an “Earnout Tranche”), as follows:

a.

If prior to the second anniversary of the Closing, the last reported closing price of Post-Combination Company common stock in any 20 trading days within any consecutive 30 trading day period is greater than or equal to $19.00 per share, the Post-Combination Company shall issue to Members 3,947,368 shares of common stock, based on a deemed price of $19.00 per share;

b.

If prior to the third anniversary of the Closing, the last reported closing price of Post-Combination Company common stock in any 20 trading days within any consecutive 30 trading day period is greater than or equal to $22.00 per share, the Post-Combination Company shall issue to Members 3,409,091 shares of common stock, based on a deemed price of $22.00 per share; and

c.

If prior to the third anniversary of the Closing, the last reported closing price of Post-Combination Company common stock in any 20 trading days within any consecutive 30 trading day prior is greater than or equal to $25.00 per share, the Post-Combination Company shall issue to Members 2,000,000 shares of common stock, based on a deemed price of $25.00 per share.

 The fair values of the Contingent Consideration were determined using the trading price of the Company’s common stock at Closing Date and using a Monte Carlo simulation model. The contingent consideration is assessed to be non-compensatory and recorded in additional paid-in capital as reflected in the consolidated statement of changes in stockholders’ / members’ equity.

The input variables are noted in the table below:

Successor
2020
Risk-free interest rate	0.37%
Expected life in years	3
Expected volatility	60%
Expected dividend yield (a)	0%

(a)	The Monte Carlo method assumes a reinvestment of dividends.

The Monte Carlo simulation model utilized multiple input variables to estimate the probability that the stock price targets will be achieved. Based on the features of the earnout, a Monte-Carlo Simulation was used to value the Contingent Consideration. The traded price of the common stock was simulated in each trial using Geometric Brownian Motion, and the simulated path was then analyzed to determine which, if any, earnout tranches would be payable within the given trial. The estimated payments were calculated by multiplying the shares earned for a given tranche by the simulated price as of the date that the earnout tranche was earned. The result was present valued using the risk-free rate. The average of all trials resulted in the valuation conclusion, which was determined to be approximately $ 103,207,000.

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

The following table is preliminary and represents the allocation of consideration to the assets acquired and liabilities assumed at their estimated acquisition-date fair values.

(in thousands)	Fair Value December 16, 2020
Cash	$2,179
Cash - restricted	611
Accounts receivable	378
Inventory	260
Other current assets	1,235
Property and equipment	8,520
Intangible assets	117,124
Other assets	199
Accounts payable - trade	(1,952)
Accrued expenses	(1,057)
Gift card liability	(292)
Revolving line of credit	(3,012)
Current portion of deferred franchise fees	(521)
Other deposit	(907)
Deferred initial franchise fees, net of current portion	(2,531)
Notes payable	(2,889)
Fair Value of Tangible and Identifiable Intangible assets and liabilities assumed	$117,345
Consideration paid	236,887
Goodwill	$119,542

The assessment of fair value is preliminary and is based on information that was available to management and through the end of the fiscal year. If additional information of events or circumstances that existed at the acquisition date becomes available to management related to assets acquired or liabilities assumed subsequent to this preliminary assessment of fair value but not later than one year after the date of the acquisition, measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date.

Goodwill is recognized as the excess of consideration over the net assets acquired of BurgerFi and represents the value derived by BurgerFi’s market share and expected growth in the market.

Acquired personal property assets consist of leasehold improvements, kitchen equipment, and restaurant furniture and fixtures, computer and point of sale systems, audio and video equipment (“Personal Property”), which were valued on in-use basis. The Company enlisted a third-party consultant to assist in the valuation of the Personal Property (the “Valuation”).

Identifiable intangible assets acquired consist of customer relationships of franchise agreements, Tradenames and trademarks, Liquor licenses, Reef Kitchens license agreements and the VegeFi product. The above were valued using the multi-period excess earnings method.

Identifiable intangible assets acquired consist of customer relationships of $24,839,000, trade names of $83,033,000 and Reef Kitchens license agreements of $8,882,000. The customer relationships were valued using the multi-period excess earnings method. The Company determined the useful life of the customer relationships to be 7 years. This is based on the average remaining terms of our franchise agreements with our franchisees. The trade names were valued using the relief-from-royalty method. The Company determined the useful life of the trade names to be 30 years. The Reef Kitchens license agreements and the customer relationships were valued using the multi-period excess earnings method. The Company determined the useful life of the Reef Kitchens license agreements to be 10 years. The identifiable intangible assets are amortized using the straight-line method over their respective useful lives.

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

The accounting for this Business Combination is considered provisional because we have not finalized certain aspects of the purchase price allocation including the valuation of certain acquired customer-related intangible assets.

6.Related Party Transactions

The Company is affiliated with various entities through common control and ownership. The accompanying consolidated balance sheets reflect amounts related to periodic advances between the Company and these entities for working capital and other needs as due from related companies or due to related companies, as appropriate. The amounts due from related companies are not expected to be repaid within one year and accordingly, are classified as non-current assets in the accompanying consolidated balance sheets. These advances are unsecured and non-interest bearing.

There were approximately $74,000 and $3,611,000 included as due from related companies, and $0 and $271,000      included as due to related companies in the consolidated balance sheets as of December 31, 2020 and 2019, respectively

For the Successor period from December 16, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to December 15, 2020 and the twelve-month period ended December 31, 2019, the Company received royalty revenue from franchisees related through common control and ownership totaling approximately $17,000, and $322,000 and $1,182,000, respectively.

The Company pays certain payroll and administrative fees on behalf of the entities under common ownership. A management fee is then billed to the respective entities to cover these costs. Management fees are included as reductions to the related operating expenses. For the Successor period from December 16, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to December 15, 2020, these fees were included in the royalty revenue charged to these entities. For the twelve-month period ended December 31, 2019, the Company billed approximately $60,000 of management fees.

The Company leases building space for its corporate office from an entity under common ownership with a significant shareholder. This lease has a 36 month term, effective January 1, 2020.  For the Successor period from December 16, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to December 15, 2020 and the twelve-month period ended December 31, 2019, rent expense was approximately $1,000, $159,000 and $160,000, respectively.

7. Acquisitions – Franchisee/stores

In April 2020, the Company entered into an asset purchase agreement with a franchisee to purchase substantially all of the assets of a franchised store for an aggregate purchase price of $1,250,000. This purchase price consisted of: (a) $650,000 cash paid at closing and (b) a $600,000 promissory note to the franchisee (in thousands).

Predecessor
Inventory	$15
Property & equipment	250
Net tangible and identifiable intangible assets acquired	265
Goodwill	985
Net assets acquired	$1,250

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

8.	Other Assets

Other assets consisted of the following (in thousands):

	Successor	Predecessor
December 31,	2020	2019
Lease Acquisition Costs, net of accumulated amortization	$18	$48
Deposits and other non-current assets	233	190
Other assets	$251	$238

9.Commitments and Contingencies

Leases

The Company has entered into various operating leases for each of the restaurants owned and operated by BFRM and for its corporate headquarters. For the Successor period from December 16, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to December 15, 2020 and the twelve-month period ended December 31, 2019, rent expense was approximately $40,000, $2,819,000 and $2,281,000, respectively. These lease agreements expire on various dates through 2026 and have renewal options. Approximate future minimum payments on these operating leases for the years ended December 31 are as follows (in thousands):

2021	$3,029
2022	3,329
2023	3,369
2024	3,047
2025	3,071
Thereafter	25,506

Sale Commitment

In February 2020, the Company entered into an asset purchase agreement with an unrelated third party for the sale of substantially all of the assets used in connection with the operation of BF Dania Beach, LLC for an aggregate purchase price of $1,299,000. During January to April 2020, the Company received three cash deposits totaling $906,500 in connection with this transaction. The closing of this transaction has been delayed due additional negotiation that has been on-going through the report date of April 28, 2021.In the event the transaction is terminated, the Company will keep operating the restaurant, and return the $906,500 to the unrelated third-party purchaser. Assets used in the operations of BF Dania Beach, LLC totaling $732,000 have been classified as held for sale in the December 31, 2020 balance sheet.

Contingencies

BurgerFi International, LLC filed a lawsuit against a franchisee and its principals seeking declaratory judgments and damages in an amount to be proven at trial for various breaches of the applicable franchise agreements resulting from the defendants’ closure of a restaurant, their failure to open a second restaurant, and their operational defaults at the closed restaurant. In April 2016, the defendants filed a counterclaim, asserting that they had no responsibility for their losses, and instead, alleged that the Company engaged in breach of contract, fraud, misrepresentation, conversion in connection with the operation of the restaurant, and various other allegations, seeking damages of over $5 million. The case is pending before the court. On December 30, 2016, the court stayed the case pending the resolution of bankruptcy filings made by some of the defendants. No further action has occurred.

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

  A franchisee filed a suit against BFI seeking unspecified damages in connection with plaintiff’s execution of franchise agreements for the development of 11 BurgerFi restaurants in certain specified trade areas in New York and Connecticut. Plaintiff alleges that BFI fraudulently induced the franchisee to enter into these agreements, and in the complaint made the following claims against BFI: fraud in the inducement, negligent misrepresentation, breach of implied covenant of good faith and fair dealing, and violation of FDUTPA and Florida’s Franchise Misrepresentation Act. BFI denied any wrong-doing, and moved to dismiss plaintiff’s claims. On May 4, 2018, we filed a counterclaim for unspecified money damages, and a third-party complaint against the guarantors, asserting breach of contract for, among other things: (1) failing to adhere to BFI’s operating standards in connection with the operation of their BurgerFi restaurant in Poughkeepsie, NY, and (2) failing to open the required number of BurgerFi restaurants per the minimum performance schedule set forth in their multi-unit operator agreements. The parties settled the case as of October 28, 2020. Under that settlement, the franchisee parties dropped all of their claims, agreed to terminate all of their multi-unit operator and franchise agreements, agreed to never again assert claims against us, and quit claim transferred their franchised restaurant to us; and we dropped our claims for money damages against them.

On December 1, 2019, a complaint was filed by a former officer of the Company (“Plaintiff”) against BurgerFi International, LLC for certain alleged breaches of an employment agreement. BurgerFi International, LLC filed a motion to dismiss the complaint on February 13, 2020. On May 20, 2020, the motion to dismiss was heard being granted in part and denied in part. The portion of the complaint not dismissed was answered by BurgerFi International, LLC with affirmative defenses raised on July 7, 2020.The plaintiff served various discovery requests (including notices of non-party subpoenas) on July 9, 2020 as well as a motion to strike BurgerFi International, LLC’s affirmative defenses on July 16, 2020. BurgerFi International, LLC filed objections to the non-party subpoenas on July 20, 2020. defenses on July 16, 2020. BurgerFi International, LLC filed objections to the non-party subpoenas on July 20, 2020.

On September 11, 2020, a Motion to Dismiss was heard by the Court and certain claims were dismissed. The Complaint now involves claims for alleged Breach of Contract (Count I) and alleged Action for Equitable Relief Including an Accounting and Constructive Lien (Count II).

On July 8, 2020, the Company received a letter from an attorney hired on behalf of a former employee of the Company. This former employee was terminated for cause on May 5, 2020. This letter claims that the former employee was terminated wrongfully by the Company. The Company is of the opinion that allegations in this letter lack merit. We have reported the claim to our insurance carrier and outside counsel has been retained. Our counsel sent a letter to this former employee’s attorney lawyer denying all claims and the parties met for mediation on September 4, 2020 but were unable to resolve this matter We feel that all claims are meritless, and we plan to vigorously defend these allegations.

On February 22, 2021, the Company received correspondence from an attorney hired on behalf of a former officer of the Company claiming that the Company wrongfully terminated the employee in violation of the Florida Whistleblower statute. The Company does not believe the claim has any merit and has retained counsel to represent them. The parties are discussing a possible settlement and mediation.

On March 3, 2021, the Company received a letter from an attorney representing the franchisee that is in the process of purchasing a BurgerFi restaurant. The letter was sent in response to the Company’s demand letter to the franchisee requesting that he pays the balance of the purchase price and execute the franchise agreement that permits the operation of the restaurant. The franchisee has refused to do both and is now claiming that the purchase price was verbally lowered. In addition, the franchisee attorney’s letter claims that the Company owes his client monies resulting from the franchisee’s purchase of equipment in reliance on the Company’s supposed verbal representation to use the franchisee’s marketing services. Both of the franchisee’s claims are false and the Company expects to vigorously defend such allegations.

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the cases described above, therefore, no contingent liability has been recorded as of December 31, 2020.

The Company is subject to other legal proceedings and claims that arise during the normal course of business. Management believes that any liability, in excess of applicable insurance coverages or accruals, which may result from these claims, would not be significant to the Company’s financial position or results of operations.

10.Line of Credit

Line of Credit

Effective July 13, 2018, the Company entered into a $2,000,000 revolving line of credit agreement (“LOC”) with a bank. The LOC’s original maturity date was July 13, 2020 and has been extended to July 13, 2021. On October 31, 2019, the LOC was amended to increase the amount available under the LOC from $2,000,000 to $5,000,000. The Company has an outstanding balance on the revolving line credit of $3,012,000 and $2,317,000 as of December 31, 2020 and 2019, respectively. Prior to December 16, 2020, the majority member of the Company and his Family Trust were guarantors of, and the Family Trust were the pledger of collateral, for the Company’s obligations to the bank under the line of credit agreement. The annual interest on advances under the LOC is equal to the LIBOR Daily Floating rate plus 0.75%. See Note 16.

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

11.	Notes Payable

Notes Payable (in thousands)

	Successor	Predecessor
	December 31, 2020	December 31, 2019

On May 11, 2020 the Company received loan proceeds in the amount of

   $2,237 under the Paycheck Protection Program (“PPP”). The loans and accrued interest are forgivable after eight weeks, as long as, the

   Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintain its payroll levels. The amount of loan forgiveness will be reduced if the Company terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loans are payable over two years at an interest rate of 1%, with a deferral of payments for the first seven months.

	$2,237	$—
Installment note payable to an individual, issued in connection with the Company’s April 2020 acquisition, monthly payments of $9, over a seven-year amortization including 7% interest, with a maturity date of June 1, 2024.	$555	$—

Installment note payable to bank, monthly payments of $9, including interest at 7.75%, principal and interest due at the earlier of, September

   23, 2024 or the date of the Company’s termination of the APM

   (see Note 1).This note is secured by equipment, and is guaranteed by the franchisee under the APM, its members and their affiliates.

   As of December 31, 2019, this note was in default and classified as current. The Company elected not to continue payment while negotiating with the banks to release the lien on the restaurant assets which the Company was managing under the APM. No

   recourse to the general credit of the Company.

	$—	$468

Installment note payable to bank, monthly payments of $4, including interest at 5.3%, principal and interest due at the earlier of May 17, 2027 or the date of the Company’s termination of the APM (see Note 1). This note was secured by equipment, guaranteed by the franchisee under the APM,

   its members and their affiliates. As of December 31, 2019, this note is in default and classified as current. The Company elected not to continue payment while negotiating with the banks to release the lien on the restaurant assets which the Company was

   managing under the APM. No recourse to the general

   credit of the Company.

	—	258
Installment note payable to bank, monthly payments of $3, including interest at 5.0%, principal and interest due the earlier of August 4, 2026 or the date of the Company’s termination of the APM (see Note 1). This note is secured by equipment, guaranteed by the franchisee under the APM, its members and their affiliates. As of December 31, 2019, this note was in default and classified as current. No recourse to the general credit of the Company.	—	409
Other notes payable No recourse to the general credit of the Company.	168	72
Total notes payable	$2,960	$1,207
Less: current portion	(1,438)	(1,207)
Total notes payable - long-term portion	$1,522	$—

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

12.	Supplemental Disclosure of Noncash Activities

As described in Note 1, on April 1, 2020, the Company acquired a restaurant from a franchisee, with financing on a note payable of $600,000.

As described in Note 5, consideration issued in the business combination included shares of stock valued at  $103,680,000, and contingent consideration valued at $103,207,000.

13.Income Taxes (Successor)

The provision for (benefit) from income taxes is set forth below (in thousands):

Successor
December 16, 2020 Through December 31, 2020
Current:
U.S. Federal	$4
State	-
Foreign	-
Current tax provision	4
Deferred:
U.S. Federal	(314)
State	(56)
Foreign	-
Deferred tax provision (benefit)	(370)
Income tax provision (benefit)	$(366)

Deferred tax assets (liabilities) are set forth below (in thousands):

Year Ended
December 31, 2020
Deferred tax assets:
Allowance for doubtful accounts	$33
Fixed assets	(1,876)
Intangible assets	(87)
Goodwill	(20)
Deferred franchise fees	752
Deferred rent	7
Stock compensation	203
Accrued expenses	—
Accrued paid time off	21
Unrealized gain/loss on disposal of assets	3
Transaction costs	127
Net operating losses	1,550
Total net Deferred Tax Assets	$713

The Company has determined that no valuation allowance on any of its deferred tax assets was necessary as of December 31, 2020.

As of December 31, 2020, the Company’s federal net operating loss carryforwards for income tax purposes was $6,944,000 which can be carried forward indefinitely.

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

The current portion of refundable income taxes was $215  as of December 31, 2020. There were no long-term refundable income taxes as of December 31, 2020.

The reconciliation of income tax computed at the U.S. federal statutory rate of 21% to reported income tax is set forth below:

Successor
December 16, 2020 Through December 31, 2020
Income tax provision at the U.S. federal statutory rate	$1,046
Permanent differences	(181)
Change in derivative liability	(1,175)
State taxes (tax effected)	(56)
Total tax expense (benefit)	$(366)

14.STOCKHOLDERS’ EQUITY (Successor)

In conjunction with the Business Combination, all membership interests that were in existence for the Predecessor were acquired by the Successor on December 16, 2020.

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. Immediately following the Business Combination, there were:

•	17,541,838 shares of common stock issued and outstanding;
•

15,095,000 warrants outstanding, each exercisable for one share of common stock at an exercise price of $11.50 including 11,500,000 in Public Warrants, 3,000,000 in Private Placement Warrants, 445,000 in Private Warrants and 150,000 in Working Capital Warrants.

•

750,000 Unit Purchase Option “UPO” units that are exercisable for one share of common stock at an exercise price of $10.00 and warrants exercisable for one share of common stock at an exercise price of $11.50

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

The Company exchanged 675,000 UPO units for 283,670 common shares in a cashless exercise in February 2021.

Warrants

The Public Warrants became exercisable 30 days after the completion of the Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within the specified period following the consummation of Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

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

The Placement Warrants are identical to the Public Warrants, except that the Placement Warrants and the common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants may be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Due to this provision, the Private Warrants are accounted for as liabilities.

The Working Capital Warrants are identical to the Public Warrants, except that the Working Capital Warrants and the common stock issuable upon the exercise of the Working Capital Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Working Capital Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Working Capital Warrants are held by someone other than the initial purchasers or their permitted transferees, the Working Capital Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Unit Purchase Option

The Company has an outstanding Unit Purchase Option Agreement with EarlyBirdCapital (and its designees),  to purchase up to 750,000 Units (Units include 1 common share and 1 warrant per Unit) exercisable at $10.00 per Unit. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on March 17, 2023. The option grants to holders demand and “piggyback” rights for periods of five and seven years, respectively, from March 13, 2018 with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

The Company exchanged 675,000 UPO units (which included a cashless conversion of the warrants to common shares, as a part of the unit) for 283,670 common shares in a cashless exercise in February 2021.

BurgerFi Acquisition Shares

The Company issued 6,603,774 common shares to the former members’ of BurgerFi as part of the Acquisition Agreement. This is included in the consideration as discussed in Note 5.

Share-Based Compensation

The Company has the ability to grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance compensation awards to current or prospective employees, directors, officers, consultants or advisors. During 2020, the Company approved the 2020 Omnibus Equity Incentive Plan (the “Plan”). The Plan was established to benefit the Company and its stockholders, by assisting the Company to attract, retain and provide incentives to key management employees, directors, and consultants of the Company, and to align the interests of such service providers with those of the Company’s stockholders. Accordingly, the Plan provides for the granting of Non-qualified Stock Options, Incentive Stock Options, Restricted Stock Awards, Restricted Stock Unit Awards, Stock Appreciation Rights, Performance Stock Awards, Performance Unit Awards, Unrestricted Stock Awards, Distribution Equivalent Rights or any combination of the foregoing.

The aggregate number of Shares that may be issued under the Plan shall not exceed Two Million (2,000,000) Shares.  The aggregate number of Shares reserved for Awards under the Plan (other than Incentive Stock Options) shall automatically increase on January 1 of each year, for a period of not more than ten (10) years, commencing on January 1 of the year following the year after the date the Plan became effective. in an amount equal to five percent (5%) of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, provided that the Committee may determine prior to the first day of the applicable fiscal year to lower the amount of such annual increase.

As of December 31, 2020, there were approximately 700,000 shares of common stock available for future grants under the 2020 Plan.

Restricted Shares

The Company grants RSAs with service, performance and market conditions. The RSAs granted with service conditions generally vest over 4 years. The market conditions include an index to the market value of the stock price of BurgerFi, and  the performance conditions are based on key performance indicators, as identified in the employment agreements. The fair value of Restricted Shares granted is determined using the fair market value of the Company’s common stock on the date of grant, as set forth in the applicable plan document.

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

The following table summarizes activity of Restricted Shares during 2020 (there was no activity prior to December 16, 2020):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Granted on December 16, 2020	1,300,000	$15.30
Vested	(50,000)	15.70
Forfeited	—	—
Non-vested at December 31, 2020	1,250,000	$15.28

The total fair value of Restricted Shares that vested in 2020 was $785,000. As of December 31, 2020, there was approximately $19,000,000 of total unrecognized compensation cost related to unvested restricted stock or performance stock awards to be recognized over a weighted average period of 4-5 years.

The unrecognized portion of share-based compensation for unvested Market Condition shares (included in above) is approximately $927,000 over 2.96 years. As detailed below, the fair value of the Market Condition shares was determined using a Monte Carlo simulation model.

Performance Shares

The Company grants performance-based awards (restricted shares) to certain officers and key employees. The vesting of these awards is contingent upon meeting one or more defined operational or financial goals (a performance condition) or common stock share prices (a market condition).

The fair values of the performance condition awards granted for the Successor period from December 16, 2020 to December 31, 2020 were determined using the fair market value of the Company’s common stock on the date of grant. Share-based compensation expense recorded for performance condition awards is reevaluated at each reporting period based on the probability of the achievement of the goal. The achievement of this goal was not probable as of December 31, 2020 and therefore no expense was recognized.

The fair value of market condition awards granted for the Successor period from December 16, 2020 to December 31, 2020 were estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and is applied to the trading price of our common stock on the date of grant.

The input variables are noted in the table below:

Successor
2020
Risk-free interest rate	0.18%
Expected life in years	3
Expected volatility	65.9%
Expected dividend yield (a)	0%

(a)The Monte Carlo method assumes a reinvestment of dividends.

Share-based compensation expense is recorded ratably for market condition awards during the requisite service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met. During the Successor period, $33,000, representing a fair value of $10.45 per share, was recognized ratably as share-based compensation expense for the market condition awards.

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Service Condition Shares

The Company grants service-based awards (restricted shares) to certain officers and key employees. The vesting of these awards is contingent upon meeting the requisite service period.

The fair value of restricted stock awards is determined using the publicly-traded price of our common stock on the grant date.  The fair value of option awards is calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including the expected term, expected volatility, risk-free interest rate, dividend rate and service period.

The following table summarizes activity of the restricted shares during 2020 (there was no activity prior to December 16, 2020):

	Performance Condition		Service Condition		Market Condition
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Granted	950,000	$15.70	250,000	$15.70	100,000	$10.45
Vested	—	—	(50,000)	15.70	—	—
Forfeited	—	—	—	—	—	—
Non-vested at December 31, 2020	950,000	$15.70	200,000	$15.70	100,000	$10.45

 Share-based Compensation

Total share-based compensation and the related income tax benefit recognized in the Company’s consolidated statements of operations were as follows:

Successor
(in thousands)	Year Ended December 31, 2020
Performance condition awards	$—
Service condition awards	785
Market condition awards	33
Share-based compensation	818
Less: Income tax benefit	—
Share-based compensation, net of income tax benefit	$818

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Warrant Liability

The private placement warrants, consisting of the warrants exercisable under the PIPE transaction (3,000,000 shares), the private placement warrants (445,000 shares) and the working capital warrants (150,000 shares), include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the warrants are accounted for as liabilities in accordance with ASC 815-40, with changes in fair value included in the consolidated statement of operations.

The liability classified warrants were priced using a Dynamic Black Scholes model. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price, risk free interest rate and volatility assumptions. The warrant liability was $22,113,000 on December 16, 2020 and $16,516,000 on December 31, 2020. The change in value of warrant liability between the two measurement dates was $5,597,000 and is recognized in the consolidated statement of operations for the period from December 16, 2020 to December 31, 2020. There were no warrants outstanding in the Predecessor periods.

The public warrants (11,500,000 shares) and the UPO warrants (750,000) contain no such provisions and are classified in equity.

The following is an analysis of changes in the derivative liability:

Level 3 (Black Scholes)
Liability at 12-16-2020	$22,113,000
Gain from 12-16-2020 to 12-31-2020	$(5,597,000)
Liability at 12-31-2020	$16,516,000

The fair value of the private warrant and working capital warrants are determined using the publicly-traded price of our common stock on the valuation dates of $15.70 on December 16, 2020 and $13.69 on December 31, 2020.  The fair value is calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including the expected term, expected volatility, risk-free interest rate, dividend rate and service period.

The fair value of private share warrants for the Successor period from December 16, 2020 to December 31, 2020 were estimated using a Dynamic Black Sholes model. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price, risk free interest rate and volatility assumptions. The calculated warrant price for private warrants was $6.15 and $4.60 on December 16, 2020 and December 31, 2020, respectively.

The input variables for the Black Scholes are noted in the table below:

Successor
2020
Risk-free interest rate	0.36%
Expected life in years	5
Expected volatility	30.0%
Expected dividend yield	0%

BurgerFi International Inc., and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

15.Geographic Information

Revenue by geographic area for the Successor period from December 16, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to December 15, 2020 and the twelve-month period ended December 31, 2019 is as follows:

	Successor	Predecessor
(in thousands)	December 16, 2020 through December 31, 2020	January 1, 2020 through December 15, 2020	Year Ended December 31, 2019
United States	$1,702	$32,520	$33,428
Other Countries	2	58	127
Total	$1,704	$32,578	$33,555

Revenue is shown based on the geographic location of our franchisees. Our long-lived assets are primarily located in the United States.

16.Subsequent Events

The Company has evaluated events and transactions that occurred between December 31, 2020 through April 28, 2021, which is the date that the consolidated financial statements were available to be issued for possible recognition or disclosure in the consolidated financial statements.

In January 2021, the Company paid its revolving line of credit to Bank of America. The balance at the time of payoff was $3,012,000.

The Company has begun the process of applying for PPP loan forgiveness in February of 2021, however, there is no assurance that the PPP loans will be forgiven.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020, which is the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

As discussed elsewhere in this Annual Report, we completed the Business Combination on December 16, 2020. Before the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the Post-Combination Company. The design of internal control over financial reporting for the Post-Combination Company has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2020. Accordingly, we are excluding management's report on internal control over financial reporting in accordance with Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.

Although management did not conduct a formal assessment of internal control over financial reporting, in connection with the audit of our financial statements for the years ended December 31, 2020 and 2019, management identified a number of material weaknesses in our internal control over financial reporting, as follows:

•

lack of control over the financial closing and reporting process relating to a sufficient segregation of duties,  timely preparation of our financial statements and related notes, and, for the Successor period, the valuation and recognition of stock-based compensation and warrant liabilities;

•	lack of resources to perform and review the application of accounting standards for revenue, leases, and variable interest entities ("VIEs");
•	specifically with respect to VIEs, our internal control over financial reporting failed to detect errors related to consolidating variable interest entities for which we are the primary beneficiary;
•

weaknesses in accounting for deferred rent and accounting for initial franchise fees and brand development revenue and expenses in connection with the adoption of our new revenue recognition standard; and

•	weaknesses during the Successor period for the failure to detect errors related to the valuation of contingent consideration issued in the business combination.

A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our remediation efforts for these material weaknesses currently consist of the following:

•	we hired a new Chief Financial Officer who will be formally joining us upon the filing of this Annual Report;
•	we are actively recruiting additional personnel to address the segregation of duties issues and the application of accounting standards in our financial closing and reporting process;
•	we have engaged external advisors to provide financial accounting and reporting assistance; and
•

we plan to engage external advisors to evaluate and document the design and operating effectiveness of our internal control over financial reporting and assist with the remediation and implementation of our internal control function.

We will continue to assess our internal control over financial reporting and our disclosure controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify. The actions we have taken and will continue to take are subject to continued review, supported by confirmation and testing by management as well as audit committee oversight. While we have a plan to remediate the identified material weaknesses, we cannot assure you that we will be able to remediate these material weaknesses, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. Moreover, a failure to remediate these material weaknesses identified above or the identification of additional material weaknesses, could adversely affect our external financial reporting, and with that, confidence in our public disclosures, our stock price, and our ability to maintain compliance with Nasdaq listing requirements.

Notwithstanding the foregoing, having given full consideration to the material weaknesses described above, we have concluded that the financial statements and other financial information included in this Annual Report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control Over Financial Reporting

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, as specified above. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Class	Position
Ophir Sternberg	50	C	Chairman of the Board
Julio Ramirez	67	N/A	Chief Executive Officer
Bryan McGuire	55	N/A	Chief Financial Officer (1)
Ross Goldstein	47	N/A	Chief Legal Officer
Jim Esposito	57	N/A	Chief Operating Officer
Martha Stewart	79	A	Director
Steven Berrard	66	B	Director
Gregory Mann	49	A	Director
Allison Greenfield	48	B	Director
Michael Rabinovitch	51	N/A	Chief Financial Officer (2)

(1)	Mr. McGuire will resign following the filing of this annual report.
(2)	Mr. Rabinovitch joined the Company in February 2021 and will assume the position of Chief Financial Officer following the filling of this annual report.

Directors

Ophir Sternberg is the Company’s Executive Chairman, having served as a member of our Board of Directors since October 2019, Chairman since April 2020, and Chief Executive Officer from June 2020 to October 2020. Mr. Sternberg has over 26 years of experience investing in all segments of the real estate industry, including land acquisitions, luxury residential, hospitality, commercial and retail. Mr. Sternberg has served as the Chief Executive Officer, President and Chairman of Lionheart Acquisition Corporation II (Nasdaq: LCAP) (“Lionheart”) since December 2019. He is the Founder of Lionheart Capital, LLC, an investment firm, and has served as its Chief Executive Officer since its formation in 2009. From 1993 to 2009, Mr. Sternberg was the Founder and Managing Partner of Oz Holdings, LLC, a private real estate investment and management company. Once a member of an elite Israeli Defense Force unit, Mr. Sternberg studied finance at Sy Syms School of Business at Yeshiva University. We believe Mr. Sternberg is well-qualified to serve on our board of directors due to his business experience and contacts and relationships.

Martha Stewart, has served as a member of the Company’s Board of Directors since February 2021. Ms. Stewart is a businesswoman, writer, and television personality. As founder of Martha Stewart Living Omnimedia, “MSLO”, she gained success through a variety of business ventures, encompassing publishing, broadcasting, merchandising and e-commerce. She has written numerous bestselling books, is the publisher of Martha Stewart Living magazine and hosted two syndicated television programs: Martha Stewart Living, which ran from 1993 to 2004, and Martha, which ran from 2005 to 2012. Ms. Stewart currently serves as the Chief Creative Officer of Marquee Brands, a position she has held since June 2019. Prior to that, Ms. Stewart served as Chief Creative Officer of Sequential Brands Group, Inc from December 2015 to June 2019. Ms Stewart has served on the board of directors of the Sequential Brands Group, Inc. since December 2015. Ms. Stewart also serves on the board of AppHarvest, Inc. since May 2020. Ms. Stewart was Founder, Chief Creative Officer and Non-Executive Chairman of the board of directors of MSLO from 1996 through June 2003.  She also served as Chief Executive Officer from 1996 through June 2003. Ms. Stewart earned a bachelor's degree in European history and architectural history from Barnard College.

Steven Berrard has served as a member of the Company’s Board of Directors since December 2020. Mr. Berrard is a co-founder of e-commerce company RumbleOn Inc. and has served as its Chief Financial Officer since 2017 and has been a member of its Board of Directors since 2016. Mr. Berrard is the Managing Partner of New River Capital Partners, a private equity fund he co-founded in 1997. Mr. Berrard was the co-founder and Co-Chief Executive Officer of AutoNation from 1996 to 1999. Prior to joining AutoNation, Mr. Berrard served as President and Chief Executive Officer of the Blockbuster Entertainment Group, the world’s largest video store operator at the time. Mr. Berrard served as Chairman of Board of Jamba, Inc. from 2005 to 2007 and as its Chief Executive Officer from 2005 to 2006. Mr. Berrard served as President of Huizenga Holdings, Inc., a real estate management and development company, and served in various positions with subsidiaries of Huizenga Holdings, Inc. from 1981 to 1987. Mr. Berrard currently serves on the Board of Directors of Pivotal Fitness, Inc., a chain of fitness centers operating in Charleston, SC. Mr. Berrard has served on the Board of Directors of Lionheart since August 2020 and serves as Chair of the Audit Committee and a member of the Compensation Committee of Lionheart. He has previously served on the Boards of Directors of Swisher Hygiene Inc., Walter Investment Management Corp., Jamba, Inc., Viacom, Inc., Birmingham Steel, HealthSouth and Boca Resorts, Inc. Mr. Berrard earned his B.S. in Accounting from Florida Atlantic University.

Gregory Mann has served as a member of the Company’s Board of Directors since December 2020. Mr. Mann has served Hydrus Technology as a Board Member and in a variety of advising, consulting, leadership, and managerial roles where he developed the firm’s commercialization and go to market (GTM) strategy that led to the company’s first long-term commercial contract from January 2019 to June 2020. Prior to Hydrus, from March 2017 to November 2018, Mr. Mann created a stand-alone P&L division at Catalina Marketing as President of Emerging Brands where he architected and implemented a new three-year business strategy that included the launch of new data and marketing services which significantly increased new client deal size and improved client retention. Mr. Mann also developed and drove the vision and general management for the newly founded Emerging Brands division focused on thousands of consumer-packaged goods (CPG) companies. Prior to Catalina, from May 2014 to October 2016, Mr. Mann worked as the Chief Marketing Officer for LoopPay where he was part of the founding team which was then acquired by Samsung in order to develop and launch Samsung Pay. Mr. Mann holds an MBA from the Wharton School of Business and a Master’s Degree in International Studies from the University of Pennsylvania’s Lauder Institute. We believe that Mr. Mann’s experience as an entrepreneurial executive and corporate innovator that has built and led established startup, turnaround, and hyper-growth companies and divisions globally will be a valuable asset to the Post-Closing Company Board of Directors.

Allison Greenfield has served as a member of the Company’s Board of Directors since August 2020. Ms. Greenfield has over two decades of experience in real estate development. Ms. Greenfield has been a partner of Lionheart Capital, LLC, since it was founded in 2009 and has over 25 years of experience in the entitlement, design, construction and management of projects in all segments of the real estate industry, including industrial, retail, hospitality, and ultra-luxury residential condominiums. At Lionheart Capital, LLC, she has been responsible for the successful acquisition, development, and repositioning of real estate assets around the world. Prior to her tenure at Lionheart Capital, LLC, Ms. Greenfield ran the development and construction arm of Oz Holdings, LLC as a partner from 2001-2010. Ms. Greenfield studied Architecture at The New School University, Parsons School of Design and holds a B.A. in History from Barnard College/Columbia University.

Executive Officers

Julio Ramirez served as Chief Executive Officer of BurgerFi since October 2020 and continues to serve in that role within the Company. Mr. Ramirez has over 40 years of experience in the multi-unit restaurant industry. Mr. Ramirez founded JEM Global, Inc., (“JEM”) a company specializing in assisting QSR and fast casual brands with franchising and development efforts domestically and internationally. Though JEM, he consulted Dunkin Brands on its Brazil entry strategy and Buffalo Wings and Rings on its Mexico development strategy. He was also co-owner of Giardino Gourmet Salads, South Florida’s premier fast-casual concept, helping to grow the brand in Miami, Fort Lauderdale and Naples, Florida. Prior to JEM, Mr. Ramirez was with Burger King Corporation for over 25 years. In his tenure at Burger King, Mr. Ramirez held several key senior executive roles. These roles included Senior Vice President of North America Franchise Operations & Development, was twice the President of the Latin American region, where he had teams that opened Burger King franchises in over 10 countries, including Brazil, Colombia, and many others. Additionally, he was the Executive Vice President of Global operations. In this role he effectively managed the supply chain, selecting outstanding franchisees, directed the operations team and developed food safety and training programs. Mr. Ramirez holds an MBA from the University of Georgia. He has also completed the Advanced Management Program from the Wharton School of Business at the University of Pennsylvania. He served as an Executive Board Member of the United Way of Miami-Dade County, was a founding member of the Burger King “Have it Your Way” Foundation and is currently a member of the prestigious Orange Bowl Committee. Mr. Ramirez was an external director at Grupo Intur – the largest franchisee of American QSR brands in Central America with over 200 locations of 8 different brands across several nations.

Bryan McGuire served as the Chief Financial Officer of BurgerFi since April 2020 and will continue to serve in that role with the Company until immediately following the filing of this annual report. He has over 25 years of experience in executive finance, specializing in growing restaurant companies. From 2006 to 2020, Mr. McGuire was a founder and partner in Quantum Peak Consulting LLC, a boutique business consulting firm based in Tampa, FL specializing in business planning for high growth multi-unit restaurant companies and SEC reporting for public entities. From 2000 to 2006, Mr. McGuire was the Chief Financial Officer for Ker’s Wing House where revenue grew from $12,000,000 to $50,000,000. From 1997 to 2000, he was Vice President of Finance & IT for Hops Restaurant

Bar & Brewery, an 80-unit chain based in Tampa, FL. Prior to that, he was Controller with Cucina! Cucina! based in Seattle, a high-growth, multi-unit Italian restaurant chain. From 1991 to 1995, he was with Checker’s Drive-in Restaurants. Experience at Checkers included an IPO, a secondary public offering, all SEC compliance and reporting, and growth from 103 restaurants to over 550. Mr. McGuire began his career in 1987 in public accounting with Concannon Miller & Company and Cherry Beaker& Holland, CPA’s. Mr. McGuire earned his B.S. in Accounting from the Fisher School of Accounting at the University of Florida, and his CPA in Florida in June 1990.

 Ross Goldstein served as the Chief Legal Officer of BurgerFi since 2012 and continues to serve in that role within the Company, assisting in the Company’s growth from approximately 10 units to over 120, in 20+ states and three countries. He has over 20 years of legal experience, specializing in franchising, real estate, general corporate and business transactions. At BurgerFi, Mr. Goldstein focuses on the negotiation, drafting and execution of all franchise agreements and real estate leases, drafting and filing the Franchise Disclosure Document and any amendments in all registration states, and mergers, acquisitions, joint ventures and other business combinations. Prior to that, from 2009 to 2012, Mr. Goldstein was the General Counsel for The Learning Experience, LLC, a fast-growing childcare franchise, and before that, from 2007 to 2009, he was the Associate General Counsel for Dycom Industries, Inc., a public telecommunications company. Prior to going in-house, from 2005 to 2007, Mr. Goldstein was a Senior Associate at the law firm of Nason Yeager Gerson Harris & Fumero P.A. Mr. Goldstein holds a J.D. from the Seton Hall University School of Law and a B.A. from Gettysburg College, where he played varsity baseball.

Jim Esposito has served, since February 2021, as the Company’s Chief Operating Officer. Mr. Esposito is recognized as an influential leader in the restaurant industry with over 20 years of experience and a successful track record of delivering best-in-class results for public and private growth companies. From January 2016 until March 2020, Mr. Esposito, age 57, served as Senior Vice President of Operations for Planet Fitness LLC. Prior to joining Planet Fitness, he served as Joint Venture Partner at Panera Bread from December 2014 to January 2016, where he collaborated with a cross-functional team to drive business results and key initiatives.  From February 2011 to May 2014, Mr. Esposito held the position of Chief Operating Officer at Papa Gino’s and D’Angelo, where he was directly responsible for creating an environment that delivered exceptional operations, sales growth, and increased profitability.  Mr. Esposito also spent 11 years with Burger King Corporation from August 1999 to January 2011, where he held a number of key operations positions, in one of which where he led the Global Restaurant Systems group which consisted of over 1,400 restaurants in 10 countries around the world.

Michael Rabinovitch joined the Company on February 26, 2021 and following the filing of this Annual Report will assume the position of Chief Financial Officer. Mr. Rabinovitch, served as Senior Vice President and Chief Accounting Officer of Tech Data Corporation from March 2018 until September 2020. Prior thereto, Mr. Rabinovitch he was employed at Office Depot, where he served as Vice President of Finance, North America from January 2015 to 2017 and Senior Vice President, Finance and Chief Accounting Officer from March 2017 to February 2018. From 2005 through 2015 he served as Executive Vice President and Chief Financial Officer of Birks Group (a/k/a Mayors Jewelers), a North American manufacturer and retailer of fine jewelry and luxury timepieces. Prior to joining Birks Group, Mr. Rabinovitch was Vice President of Finance of Claire’s Stores, Inc., a specialty retailer of fashion jewelry and accessories, from 1999 to 2005. Mr. Rabinovitch began his career as an auditor with Price Waterhouse.  Mr. Rabinovitch is a licensed certified public accountant (inactive) and a member of the American Institute of Certified Public Accountants.

Board Composition

BurgerFi’s business affairs are managed under the direction of its board of directors. The Company’s Board of Directors consists of five members. The Board of Directors is classified into three classes, each comprising as nearly as possible one-third of the directors to serve three-year terms. Class A directors shall serve until 2023, Class B directors shall serve until 2021 and Class C directors shall serve until 2022. On December 16, 2020 we entered into the Voting Agreement with our Sponsor, certain of the Initial Stockholders, the Members, and our officers and directors, pursuant to which all such stockholders agreed that the size of our board will be set at five members and agreed to vote their shares of the Company in favor of Ophir Sternberg, Steven Berrard, Gregory Mann, Allison Greenfield and A.J. Acker, or, if any of them ceases to serve as a director (such as Ms. Acker), such other person designated by our Chairman, in consultation with John Rosatti.

Committees of the Board of Directors

The standing committees of our Board currently include an audit committee, a compensation committee, a nominating and corporate governance committee. Each of the committee’s report to the Board as they deem appropriate and as the Board may request. The composition, duties and responsibilities of these committees are set forth below.

Audit Committee

Mr. Berrard, Mr. Mann, and Ms. Greenfield serve on the Audit Committee. Mr. Berrard qualifies as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act and serves as Chairman of the Audit Committee. The Audit Committee operates under a written charter adopted by the Board of Directors. The charter contains a detailed description of the scope of the Audit Committee’s responsibilities and how they will be carried out. The Audit Committee’s charter is available on our website at https://ir.burgerfi.com/corporate-governance/governance-documents, under “Governance Documents.”

According to its charter, the Audit Committee consists of at least three members, each of whom shall be a non-employee director who has been determined by the Board to meet the independence requirements of NASDAQ, and also Rule 10A-3(b)(1) of the SEC, subject to the exemptions provided in Rule 10A-3(c). The Audit Committee Charter describes the primary functions of the Audit Committee, including the following:

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

Compensation Committee

Ms. Greenfield, Mr. Mann, and Mr. Berrard serve on the Compensation Committee. Ms. Greenfield serves as the Chairperson of the Compensation Committee. The Compensation Committee operates under a written charter adopted by the Board of Directors. The charter contains a detailed description of the scope of the Compensation Committee’s responsibilities and how they will be carried out. The Compensation Committee’s charter is available on our website at https://ir.burgerfi.com/corporate-governance/governance-documents, under “Governance Documents.”

The Compensation Committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

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

Nominating Committee

Ms. Greenfield, Mr. Mann, and Mr. Berrard serve on the Nominating Committee. Ms. Greenfield serves as the Chairperson of the Nominating Committee. The Nominating Committee operates under a written charter adopted by the Board of Directors. The charter contains a detailed description of the scope of the Nominating Committee’s responsibilities and how they will be carried out. The Nominating Committee’s charter is available on our website at https://ir.burgerfi.com/corporate-governance/governance-documents, under “Governance Documents.”

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that the persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education, or public service;

●

should possess the requisite intelligence, education, and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives, and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider several qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The Nominating Committee does not distinguish among nominees recommended by stockholders and other persons.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, executive officers and employees that complies with the rules and regulations of the Nasdaq. Our Code of Ethics is available on our website at https://ir.burgerfi.com/corporate-governance/governance-documents, under “Governance Documents.” In addition, a copy of the Code of Ethics will be provided without charge upon request to us in writing at S. Highway 1, North Palm Beach, FL 33408. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Indemnification Agreements and Directors and Officers Liability Insurance

Our certificate of incorporation and bylaws limit the personal liability of our directors to our stockholders or us for monetary damages in any proceeding by reason of the fact that he or she is or was a director or officer of ours to the fullest extent permitted by the Delaware General Corporation Law. In addition, we maintain directors’ and officers’ liability insurance to provide its directors and officers with insurance coverage for losses arising from claims based on breaches of duty, negligence, errors and other wrongful acts. We have entered into indemnification agreements with our officers and directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2020, all such filing requirements applicable to the Company's directors, executive officers and greater than 10% beneficial owners were complied with, except Messrs. Esposito and Mann and the John Rosatti Revocable Trust Dated 8/27/2001 have not filed their Forms 3.

Item 11. Executive Compensation.

The following table presents information regarding the total compensation awarded to, earned by, and paid to the named executive officers of BurgerFi for services rendered to BurgerFi all capacities for the years indicated.

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)		All Other Compensation ($)	Total ($)
Ophir Sternberg	2020	—	—	14,535,000	(5)(7)	—	14,535,000
Executive Chairman	2019	—	—			—	—
Julio Ramirez	2020	55,000	—	5,355,000	(6)(7)	3,600	5,413,600
Chief Executive Officer (2)	2019	—	—			—	—
Bryan McGuire	2020	105,505	—			—	105,505
Chief Financial Officer (3)	2019	—	—			—	—
Ross Goldstein	2020	207,625	—			—	207,625
Chief Legal Officer	2019	200,000	—				200,000
Nick Raucci	2020	215,435	—			3,600	219,035
Former 'Chief Operating Officer (4)	2019	160,000	19,422			—	179,422

(1)

Also, David Mack, David Brain and Ophir Sternberg served as the Company’s former Chief Executive Officer during the year ended December 31, 2020 but did not receive any consideration in connection with such service to the Company.

(2)	Mr. Ramirez was appointed Chief Executive Officer in 2020.

(3)	Mr. McGuire was appointed as Chief Financial Officer in 2020.

(4)  Mr. Raucci resigned on February 17, 2021.

(5)  Represents the grants of 250,000 restricted stock and 700,000 incentive restrictive stock granted on December 16, 2020.  See the Outstanding Equity Awards table below for additional information relating to these grants.

(6)   Represents the grants of 250,000 restricted stock and 100,000 benchmark restrictive stock granted on December 16, 2020.  See the Outstanding Equity Awards table below for additional information relating to these grants.

(7) The amounts reflected in this column represent the aggregate grant date fair value of the awards made during 2020, as computed in accordance with FASB ASC Topic 718. For additional information related to the measurement of stock-based compensation awards, see Note 14  to the financial statements included in this annual report.

Narrative Disclosure to Summary Compensation Table

For 2020, the principal elements of compensation provided to the named executive officers were base salaries and broad-based employee benefits. Base salaries are generally set at levels deemed necessary to attract and retain individuals with superior talent commensurate with their relative expertise and experience.

Employment Agreements. We have entered into Employment Agreements with Ophir Sternberg, Julio Ramirez, Michael Rabinovitch and Ross Goldstein.

Employment Agreement with Ophir Sternberg.

Under the terms of Mr. Sternberg’s employment agreement, Mr. Sternberg serves as our Executive Chairman of the Board of Directors and does not receive a base salary. Mr. Sternberg has the ability to earn restricted stock grants (“Restricted Stock Grants” and incentive restricted stock grants (“Incentive Restricted stock Grants”). During the term of Mr. Sternberg’s employment agreement Mr. Sternberg will be bound by non-competition and non-solicitation obligations. If there is a Change of Control (as defined in Mr. Sternberg’s employment agreement) during the term of employment all unearned Restricted Stock Grants and Incentive Restricted Stock Grants shall be deemed to have been earned immediately prior to the Change of Control.

Employment Agreement with Julio Ramirez

Under the terms of Mr. Ramirez’s employment agreement, Mr. Ramirez serves as our Chief Executive Officer and earns a base salary of $275,000. Mr. Ramirez will be eligible to earn an annual incentive bonus of up to $100,000 payable in Restricted Stock Grants. Mr. Ramirez also can earn Restricted Stock Grants and benchmark restricted stock grants (“Benchmark Restricted Stock Grants”). During the term of Mr. Ramirez’s employment agreement Mr. Ramirez will be bound by non-competition obligations. If there is a Change of Control (as defined in Mr. Ramirez’s employment agreement) during the term of employment all unearned Restricted Stock Grants and Benchmark Restricted Stock Grants shall be deemed to have been earned and vested immediately prior to the Change of Control.

Employment Agreement with Michael Rabinovitch

Under the terms of Mr. Rabinovitch’s employment agreement, he will assume the position of Chief Financial Officer on April 1, 2021, or such later date that will be the date following the filing of the Company’s Form 10K for the year ended December 31, 2020. Mr. Rabinovitch earns a base salary of $240,000 (subject to annual review) and will be entitled to receive such performance bonuses as determined by the compensation committee of our board of directors in its sole discretion. Mr. Rabinovitch also received restricted stock grants under our 2020 Omnibus Incentive Plan which vest over a four-year period. If there is a Change of Control during the term of employment all unearned restricted stock grants shall be deemed to have been earned and vested immediately prior to the Change of Control.  If Mr. Rabinovitch is terminated without cause or resigns for good reason, as defined in the employment agreement, those shares scheduled to vest in the year of such termination or resignation shall be deemed to have been earned and vested immediately.

Employment Agreement with Ross Goldstein

Mr. Goldstein serves as our Chief Legal Officer. Under the terms of Mr. Goldstein’s employment agreement, which has an initial term of one year, he earns a base salary of $200,000. Mr. Goldstein also has can earn Restricted Stock Grants and benchmark restricted stock grants. During the term of Mr. Goldstein’s employment agreement Mr. Goldstein will be bound by non-competition obligations. If there is a Change of Control (as defined in Mr. Goldstein’s employment agreement) during the term of employment all unearned Restricted Stock Grants and Benchmark Restricted Stock Grants shall be deemed to have been earned and vested immediately prior to the Change of Control.

Contractor Agreement with Jim Esposito

Mr. Esposito serves as our Chief Operating Officer.  Under the terms of Mr. Esposito’s contractor agreement, which has a 90 day term, but is cancellable by either party at any time, with or without cause, effective upon notice to the other party.  The contractor agreement calls for Mr. Esposito to receive $16,000 per month.

Potential Payments upon Termination or Change in Control

Except as discussed above, no named executive officer has a contractual or other entitlement to severance or other payments upon termination or a change in control.

Director Compensation

None of our directors received compensation for services as a director during the year ended December 31, 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information regarding equity-based awards held by the named executive officers as of December 31, 2020.

Stock awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (5)
Ophir Sternberg	250,000 (1)	$ 3,422,500 $ 9,583,000
700,000 (2)
Julio Ramirez	250,000 (3) 100,000 (4)	$ 3,422,500
$ 1,369,000
Bryan McGuire	-	-
Ross Goldstein	-	-
Nick Raucci	-	-

(1) Represents restricted stock granted on December 16, 2020.  The restricted stock vests in five equal parts on January 1, 2021 and on January 1 for each of the ensuing four years of employment.  If there is a change of control (as defined in the employment agreement) during the term of employment all unearned restricted stock shall be deemed to have been earned immediately prior to the change of control.

(2) Represents incentive restricted stock granted on December 16, 2020.  The restricted stock vests upon achievement by the Company of the following benchmarks: (i) 20%, or 140,000 incentive restricted stock, if Company revenue for fiscal year 2021 is 10% or greater than Company revenue for fiscal year 2020 (the “Base Year Revenue”); (ii) 20%, or 140,000 incentive restricted stock, if Company revenue for fiscal year 2022 is 20% or greater than Base Year Revenue; (iii) 20%, or 140,000 incentive restricted stock, if Company revenue for fiscal year 2023 is 30% or greater than Base Year Revenue; (iv) 20%, or 140,000 incentive restricted stock, if Company revenue for fiscal year 2024 is 40% or greater than Base Year Revenue; (v) 20%, or 140,000 incentive restricted stock, if Company revenue for fiscal year 2025 is 50% or greater than Base Year Revenue. If there is a change of control (as defined in the employment agreement) during the term of employment all unearned incentive restricted stock shall be deemed to have been earned immediately prior to the change of control.

(3) Represents restricted stock granted on December 16, 2020.  The restricted stock vests in equal amounts at the yearly anniversary of his commencement date (December 16, 2020) for each of the first five years of employment, subject to the achievement of annual key performance indicators, including the Company’s adjusted EBITDA plan, opening of planned number of restaurant locations, improvement in company owned restaurant operating income as a percentage of restaurant sales, and a diversity target, as set by the Compensation Committee.  If there is a change of control (as defined in the employment agreement) during the term of employment all unearned restricted stock shall be deemed to have been earned and vested immediately prior to the change of control.

(4) Represents benchmark restricted stock granted on December 16, 2020.  The benchmark restricted stock vests as follows:  (i) 25,000 shares, when the last reported closing price of Company’s common stock for any 20 trading days within any consecutive 30 trading day period is greater than or equal to $19.00 per share; (ii) 25,000 shares, when the last reported closing price of the Company’s common stock for any 20 trading days within any consecutive 30 trading day period is greater than or equal to $22.00 per share; and (iii) 50,000 shares, when the last reported closing price of the Company’s common stock for any 20 trading days within any consecutive 30 trading day period is greater than or equal to $25.00 per share. If there is a change of control (as defined in the employment agreement) during the term of employment all unearned benchmark restricted stock shall be deemed to have been earned and vested immediately prior to the change of control.

(5)  Market value of the restricted stock was determined using the $13.69 closing price of the Company’s common stock on December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of April 19, 2021, the number of shares of BurgerFi common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares, (ii) each of our named officers and directors; and (iii) all of our officers and directors as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. Except as indicated by the footnotes below, the Company believes, based on the information furnished to it, that the persons and entities named in the table below will have sole voting and investment power with respect to all stock that they beneficially own, subject to applicable community property laws. All of the Company’s shares of common stock subject to options or Warrants exercisable within 60 days are deemed to be outstanding and beneficially owned by the persons holding those options or Warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

Subject to the paragraph above, the percentage ownership of issued shares is based on 17,888,476 shares of common stock issued and outstanding as of April 19, 2021.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class
Ophir Sternberg(2)	1,900,000	10.1%
Julio Ramirez	-	*
Bryan McGuire	5,000	*
Ross Goldstein	-	*
Nick Raucci	-	*
Allison Greenfield	10,000	*
Martha Stewart	3,000	*
Steven Berrard	-	*
Gregory Mann	-	*
Jim Esposito	-	*
All directors and executive officers as a group (ten individuals)	1,918,000	10.2%
Greater than 5% Beneficial Owners
Lionheart Equities, LLC(3)	1,850,000	9.8%
The John Rosatti Revocable Trust Dated 8/27/2001	5,853,396	32.7%
Lion Point Capital, LP(4)	2,745,938	15.4%
*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o BurgerFi International, Inc, 105 US Highway 1, North Palm Beach, Florida 33408
(2)

Consist of (i) 870,725 shares of common stock and 979,275 shares of common stock underlying warrants that can currently be exercised pursuant to the warrant agreement owned directly by Lionheart Equities, LLC and (ii) 50,000 shares owned by Mr. Sternberg. Mr. Sternberg, as manager of Lionheart Equities, LLC, has sole voting control over the shares. The business address for Lionheart Equities, LLC is 4218 NE 2nd Avenue, Miami, FL 33137.

(3)

Consist of 870,725 shares of common stock and 979,275 shares of common stock underlying warrants that can currently be exercised pursuant to the warrant agreement owned directly by Lionheart Equities, LLC. Mr. Sternberg, as manager of Lionheart Equities, LLC, has sole voting control over the shares. The business address for Lionheart Equities, LLC is 4218 NE 2nd Avenue, Miami, FL 33137.

(4)

Shares of common stock held by Lion Point Capital, LP. The business address of Lion Point is 250 West 55th Street, 33rd Floor, New York, NY 10019. Lion Point Capital, LP is the investment manager to its investment fund client Lion Point Master, LP. Lion Point Holdings is the general partner of Lion Point. Mr. Cederholm is a Founding Partner and Chief Investment Officer of Lion Point. Mr. Cederholm is also a Member and a Manager of Lion Point Holdings. Mr. Freeman is a Founding Partner and Head of Research of Lion Point. Mr. Freeman is also a Member and a Manager of Lion Point Holdings. By virtue of these relationships, each of Lion Point, Lion Point Holdings, Mr. Cederholm and Mr. Freeman may be deemed to beneficially own the securities beneficially owned by its investment fund client. Information included in this footnote is derived from a Schedule 13G/A filed on January 11, 2021.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the compensation plan under which our equity securities are authorized for issuance as of December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,300,000	(2)	$	N/A	700,000
Equity compensation plans not approved by security holders	—			N/A	—
Total	1,300,000			$—	700,000

(1)

The equity compensation plan approved by security holders is the 2020 Omnibus Equity Incentive Plan allows for an initial allotment of 2,000,000 shares. The aggregate number of shares reserved for awards under the plan (other than Incentive Stock Options) will automatically increase on January 1 of each year, for a period of not more than ten (10) years, commencing on January 1 of the year following the year after the date the plan became effective, in an amount equal to five percent (5%) of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, provided that the Company’s Compensation Committee may determine prior to the first day of the applicable fiscal year to lower the amount of such annual increase.

(2)	Represents the maximum number of shares of common stock to be issued upon the vesting of outstanding RSUs.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Policy

Our Code of Ethics, which we adopted upon consummation of our IPO, requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

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

RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following is a summary of transactions since January 1, 2019 to which we have been a participant, in which:

●	the amount involved exceeded or will exceed $120,000; and

●

any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described in the section titled “Executive Compensation” or that were approved by our compensation committee.

We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable in arm’s-length transactions.

Related Party Transactions of OPES

Founder’s Shares

In connection with our organization, we issued 2,875,000 Founders’ Shares for $25,000 in cash, at a purchase price of approximately $0.01 per share, to Axis Public Ventures. After the IPO, certain of the pre-IPO Initial Stockholders transferred 2,847,596 Founders’ Shares to certain of their affiliates and designees, and on June 30, 2020, certain of the Initial Stockholders transferred, in the aggregate, 1,610,000 of the Founders’ Shares to the Sponsor.

At the time of the IPO, all of the Founders’ Shares outstanding were placed in escrow with our transfer agent, as escrow agent, until the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination, or earlier if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of Founders’ Shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) among our Initial Stockholders or to our Initial Stockholders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s stockholders or members upon its liquidation, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our stockholders, including, without limitation, the right to vote their share of Founders’ Shares and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of Common Stock, such dividends will also be placed in escrow.

On June 30, 2020, certain of the Initial Stockholders transferred an aggregate of 1,610,000 of the Founders’ Shares to Lionheart Equities, which subsequently transferred the shares to our Sponsor. Mr. Sternberg, our Chairman and Chief Executive Officer, owns 100% of Lionheart Equities, an entity which owns a majority of the interests in our Sponsor. Lionheart Equities has advanced working capital loans to OPES.

José Luis Córdova Vera, currently owns 16,009 of the Founders’ Shares. Mr. Córdova is Vice-President of our Initial Sponsor, which is an affiliate of Axis Public Ventures that owns 83,437 Private Placement Units. Axis Public Ventures has also advanced working capital loans to OPES.

Advances and Promissory Notes

An affiliate of Axis Public Ventures advanced an aggregate amount of $67,013 and loaned us an aggregate amount of $122,839 pursuant to a promissory note. The advances and notes were non-interest bearing. OPES fully repaid these amounts on March 16, 2018.

During the year ended December 31, 2019, an affiliate of the Sponsor advanced to OPES an aggregate of $56,194 to fund working capital purposes. The advances are non-interest bearing and due on demand.

Administrative Service Fee

Prior to the change in management in April 2020, we maintained our executive offices at Park Plaza Torre I, Javier Barros Sierra 540, Of. 103, Col. Santa Fe, 01210 México City, México. The cost for this space is included in the $10,000 per-month fee that an affiliate of Axis Public Ventures charged us for general and administrative services pursuant to a letter agreement between us and our Initial Sponsor. During the years ended December 31, 2019 and 2018, we incurred $120,000 and $95,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses at December 31, 2019 and 2018, respectively. Commencing in April 2020, we changed our executive offices to c/o Lionheart Equities, LLC, 4218 NE 2nd Avenue, Miami, FL 33137, and the $10,000 per-month administrative fee was payable instead to our Sponsor. That payment has accrued, and that accrued amount was paid to our Sponsor upon the consummation of the Business Combination.

Private Placement Units

Simultaneously with the consummation of the IPO, we consummated the private placement of 400,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $4,000,000. The Private Placement Units were purchased by Axis Public Ventures, Lion Point, and certain of our other Initial Stockholders who held Founders’ Shares prior to the IPO. On March 20, 2018, in connection with the underwriters’ exercise of their overallotment option in full, we consummated the sale of an additional 45,000 Private Placement Units to Axis Public Ventures, Lion Point, and our other Initial Stockholders who held Founders’ Shares prior to the IPO, each at a purchase price of $10.00 per unit, generating additional gross proceeds of $445,000.

Contingent Forward Purchase Contract

At the time of the IPO, we also entered into the Forward Purchase Contract with Lion Point, wherein Lion Point agreed to purchase in the private placement that occurred concurrently with the consummation of our initial business combination the Forward Purchase Units, for aggregate gross proceeds of $30,000,000. In connection with the consummation of the Business Combination, the Company entered into an Amended and Restated Forward

Purchase Contract with each of Lion Point and Lionheart Equities for the purchase of Forward Purchase Units. Lion Point has purchased 2,000,000 Forward Purchase Units under the terms of the Amended and Restated Forward Purchase Agreement . An affiliate of the Sponsor purchased 1,000,000 Forward Purchase Units under the terms of another Amended and Restated Forward Purchase Agreement. In addition, OPES agreed to register a total of 5,029,376 shares of OPES Common Stock owned, or to be owned by Lion Point as of the consummation of the Business Combination, which is comprised of (i) 862,500 of the Founders’ Shares, (ii) 83,438 shares of OPES Common Stock underlying the Private Placement Units and 83,438 shares of OPES Common Stock underlying the Private Placement Warrants, and (iii) 2,000,000 shares of OPES Common Stock underlying the Forward Purchase Units and 2,000,000 shares of OPES Common Stock underlying the warrants that are part of the Forward Purchase Units, which shares would have priority registration rights over all other shares of OPES Common Stock to be registered under the New Registration Rights Agreement. Lion Point is entitled to make up to two demands that we register such shares.

.

Registration Rights

Pursuant to a registration rights agreement, dated as of March 15, 2018 (the “Original Registration Rights Agreement”), those Initial Stockholders who held the Founders’ Shares issued and outstanding prior to the IPO, as well as the holders of the Private Placement Units and any units our Initial Sponsor, the Initial Stockholders, their affiliates, officers, directors or third parties may be issued in payment of working capital loans made to us, are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Founders’ Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which their shares of Common Stock are to be released from escrow. The holders of a majority of the Private Placement Units and units issued to our Initial Sponsor, officers, directors or their affiliates in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We bear the expenses incurred in connection with the filing of any such registration statements.

In connection with the Business Combination, all of the parties to the Original Registration Rights Agreement (and those parties who as a result of the transfer of Founders’ Shares became a party to the Original Registration Rights Agreement), the holders of Private Placement Units, the holders of Warrants pursuant to the warrant agreement entered into at the time of the IPO, as well as the Members, the PIPE Investors, and our Sponsor enter into a new registration rights agreement covering the registration of their shares of Common Stock (the “New Registration Rights Agreement”).

BurgerFi Related Party Transactions

We lease building space for our corporate office from an entity under common ownership with John Rosatti, the majority owner of BurgerFi. This lease is for a 36 month term effective January 1, 2020. Rent expense for each of the years ended December 31, 2020 and 2019 was approximately $160,000.

Director Independence

Four of the Company’s Board of Directors, Steven Berrard, Gregory Mann, Martha Stewart and Allison Greenfield, qualify as “independent directors” within the meaning of the independent director guidelines of Nasdaq and applicable SEC rules.

Item 14. Principal Accounting Fees and Services.

BDO USA, LLP

BDO USA, LLP (“BDO”), was approved by the Company’s Board of Directors to become our independent registered public accounting firm in December  2020.  BDO has been the independent registered public accounting firm for BurgerFi International, LLC since 2015. During the two most recent fiscal years ended December 31, 2019 and 2018 and during the subsequent interim period through December 16, 2020 neither Opes Acquisition Corp. nor anyone on its behalf consulted BDO regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that BDO concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” or a “reportable event”, each as defined in Regulation S-K Item 304(a)(1)(iv) and 304(a)(1)(v), respectively.

The following table lists the fees for services rendered by BDO for the successor period from December 16, 2020 to December 31, 2020, and to BurgerFi International LLC for the predecessor periods January 1, 2020 to December 15, 2020, and the year ended December 31, 2019:

FEE DISCLOSURE

	2020	2019
Audit Fees	$433,241	$293,618
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$433,241	$293,618

Audit Fees

“Audit Fees” relate to fees and expenses billed by BDO for the annual audit, including the audit of our financial statements, review of our quarterly financial statements and for merger proxy filings related to corporate transactions. Fees for the years ended December years ended December 31, 2020 and 2019 includes $168,241 and $73,618, respectively, for the audit services performed in connection with the issuance of merger proxy filings related to the merger with BurgerFi.

Audit Related Fees

“Audit Related Fees” consist of fees and expenses for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not “Audit Fees”.

Tax Fees

“Tax Fees” consist of fees and related expenses billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and tax planning and restructuring.

All Other Fees

“All Other Fees” consist of fees and expenses for products and services that are not “Audit Fees,” Audit Related Fees” nor “Tax Fees”.

Marcum, LLP

On December 22, 2020, the audit committee of BurgerFi International, Inc.’s board of directors dismissed Marcum, LLP (“Marcum”), Opes Acquisition Corp.’s independent registered public accounting firm prior to the Business Combination, as BurgerFi International, Inc.’s independent registered public accounting firm.

The reports of Marcum on the financial statements of Opes Acquisition Corp. for the years ended December 31, 2019 and 2018 did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainties, audit scope, or accounting principles, except for an explanatory paragraph in such reports regarding substantial doubt about Opes Acquisition Corp.’s ability to continue as a going concern.

During the fiscal years ended December 31, 2019 and 2018, and the subsequent interim period through December 22, 2020, there were no (i) disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction, would have caused them to make reference to the subject matter of the disagreements in connection with their report, or (ii) reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

The table below represents aggregate fees billed to provide audit services in the following categories by Marcum LLP, the Company’s independent registered public accounting firm for 2019 and through December 22, 2020:

	2020	2019
Audit Fees	$159,135	$61,464
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$159,135	$61,464

Audit Fees

“Audit Fees” relate to fees and expenses billed by Marcum LLP for the annual audit, including the audit of our financial statements, review of our quarterly financial statements and for merger proxy filings related to corporate transactions.

Policy for Approval of Audit and Permitted Non-Audit Services

The Audit Committee has adopted a policy and related procedures requiring its pre-approval of all audit and non-audit services to be rendered by its independent registered public accounting firm.  These policies and procedures are intended to ensure that the provision of such services do not impair the independent registered public accounting firm’s independence.  These services may include audit services, audit related services, tax services and other services.  The policy provides for the annual establishment of fee limits for various types of audit services, audit related services, tax services and other services, within which the services are deemed to be pre-approved by the Audit Committee.  The independent registered public accounting firm is required to provide to the Audit Committee back up information with respect to the performance of such services.

All services provided by BDO and Marcum during the fiscal year ended December 31, 2020 and 2019 were approved by the Audit Committee.  The Audit Committee has delegated to its Chair the authority to pre-approve services, up to a specified fee limit, to be rendered by the independent registered public accounting firm and requires that the Chair report to the Audit Committee and pre-approved decisions made by the Chair at the next scheduled meeting of the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)  We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the "Index to Financial Statements" in Item 8. Financial Statements and Supplementary Data are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See below.

Exhibit Index

Exhibit Number	Description

2.1	Membership Interest Purchase Agreement (Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed by the registrant on June 30, 2020)

2.2	Amendment Agreement to the Membership Interest Purchase Agreement (Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed by the registrant on October 1, 2020)

3.1

Amended and Restated Certificate of Incorporation of the Company, effective on December 16, 2020 (Incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

3.2

Amended and Restated Bylaws of the Company, effective as of December 16, 2020 (Incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

4.1*	Description of Capital Stock

4.2	Specimen Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-223106) filed on March 8, 2018).

4.3	Specimen Warrant Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-223106) filed on March 8, 2018).

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2018).

10.1	Registration Rights Agreement dated December 16, 2020 (Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.2	Amendment to IPO Escrow Agreement dated December 16, 2020 (Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.3	Indemnification Escrow Agreement dated December 16, 2020 (Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.4	Director Voting Agreement dated December 16, 2020 (Incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.5+	2020 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.6	Standstill Letter (Incorporated by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.7	Lock-up Agreement – Andrea Acker (Incorporated by reference to Exhibit 10.7 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.8	Lock-up Agreement - BurgerFi (Incorporated by reference to Exhibit 10.8 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.9

Loan Agreement dated July 13, 2018 between BurgerFi International, LLC and Bank of America, N.A., as amended by the Amendment No. 1 to Loan Agreement dated October 31, 2019 (Incorporated by reference to Exhibit 10.9 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.10	Form of Franchise Agreement (Incorporated by reference to Exhibit 10.10 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.11+	Employment Agreement with Mr. Sternberg (Incorporated by reference to Exhibit 10.11 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.12+	Employment Agreement with Mr. Ramirez (Incorporated by reference to Exhibit 10.12 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.13+	Consulting Agreement (Incorporated by reference to Exhibit 10.13 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.14+	Employment Agreement between the Company and Michael Rabinovitch (Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed by the registrant on March 3, 2021)

10.15*+	Employment Agreement between the Company and Ross Goldstein

10.16

Escrow Agreement between the Company, Continental Stock Transfer & Trust Company, and the initial stockholders (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2018).

10.17	Registration Rights Agreement among the Registrant and the Initial Stockholders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2018).

10.18*+	Contractor Agreement between the Company and Jim Esposito

21.1*	Subsidiaries of Registrant
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on form 10-K for the year ended December 31, 2020 has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished
+	Indicates a management contract or a compensatory plan or agreement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 23 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2021

BurgerFi International, Inc..

By:	/s/ Julio Ramirez
Julio Ramirez
Chief Executive Officer

POWER OF ATTORNEY

Each of the undersigned officers and directors of BurgerFi International, Inc., hereby constitutes and appoints Julio Ramirez and Ross Goldstein, their true and lawful attorney-in-fact and agent, for them and in their name, place and stead, in any and all capacities, to sign their name to any and all amendments to this Report on Form 10-K, and other related documents, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys, full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and the undersigned for himself hereby ratifies and confirms all that said attorney shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Julio Ramirez Julio Ramirez	Chief Executive Officer (Principal Executive Officer)	April 28, 2021
/s/ Bryan McGuire Brian McGuire	Chief Financial Officer (Principal Accounting and Financial Officer)	April 28, 2021
/s/ Ophir Sternberg Ophir Sternberg	Executive Chairman of the Board of Directors	April 28, 2021
/s/ Steven Berrard Steven Berrard	Director	April 28, 2021
/s/ Gregory Mann Gregory Mann	Director	April 28, 2021
/s/ Allison Greenfield Allison Greenfield	Director	April 28, 2021