Form 10-Q
period 2021-03-31
BurgerFi International, Inc.
filed 2021-05-19
CIK 1723580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
(561) 844-5528
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

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
of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s Common Stock outstanding as of May 1
7
th, 2021 was 17,838,476.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this Quarterly Report on Form
10-Q,
including without limitation, Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form
10-K
for the year ended December 31, 2020 and this Quarterly Report on Form
10-Q,
and in particular, the risks discussed under the caption “Risk Factors” in Item 1A of such reports and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I
FINANCIAL INFORMATION
BurgerFi International Inc., and Subsidiaries
Condensed Consolidated Balance Sheets

(in thousands, except for par value and share amounts)	March 31, 2021 ( unaudited )	December 31, 2020
ASSETS

CURRENT ASSETS
Cash	$34,654	$37,150
Cash - restricted	2,124	3,233
Accounts receivable, net	695	718
Inventory	232	268
Deferred income taxes	—	713
Asset held for sale	732	732
Other current assets	1,460	1,607

TOTAL CURRENT ASSETS	39,897	44,421
PROPERTY & EQUIPMENT, net	9,263	8,004
DUE FROM RELATED COMPANIES	97	74
GOODWILL	119,955	119,542
INTANGIBLE ASSETS	115,051	116,824
OTHER ASSETS	258	251

TOTAL ASSETS	$284,521	$289,116
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$2,686	$1,678
Accrued expense	969	1,203
Other deposit	907	907
Other liabilities	803	430
Deferred initial franchise fees, current portion	466	490
Notes payable - current	1,203	1,438
Revolving line of credit	—	3,012

TOTAL CURRENT LIABILITIES	7,034	9,158
NON-CURRENT LIABILITIES
Deferred initial franchise fees, net of current portion	2,845	2,816
Warrant liability	21,462	16,516
Notes Payable	1,633	1,522
Deferred rent	160	29

TOTAL LIABILITIES	33,134	30,041
COMMITMENTS AND CONTINGENCIES - Note 10
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized, 17,830,507 and 17,541,838 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	261,820	261,298
Accumulated deficit	(10,435)	(2,225)

TOTAL STOCKHOLDERS’ EQUITY	251,387	259,075

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$284,521	$289,116

See Notes to Condensed Consolidated Financial Statements.

BurgerFi International Inc., and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Successor	Predecessor
(in thousands, except for per share data)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
REVENUE

Restaurant sales	$8,506	$6,123
Royalty and other fees	1,910	1,696
Royalty - brand development and co-op	511	417
Franchise fees	108	101

TOTAL REVENUE	11,035	8,337
Restaurant level operating expenses:
Food, beverage and paper costs	2,432	1,844
Labor and related expenses	2,290	1,895
Other operating expenses	1,841	981
Occupancy and related expenses	792	569
General and administrative expenses	2,985	1,586
Share-based compensation expense	522	—
Depreciation and amortization expense	2,108	244
Brand development and co-op advertising expense	722	470

TOTAL OPERATING EXPENSES	13,692	7,589

OPERATING (LOSS) INCOME	(2,657)	748
Other income	114	59
Loss on change in value of warrant liability	(4,946)	—
Interest expense	(8)	(30)

(Loss) Income before income taxes	(7,497)	777
Income tax expense	(713)	—

Net (Loss) Income	(8,210)	777
Net Income Attributable to Non-Controlling Interests (predecessor)	—	5

Net (Loss) I ncome Attributable to common shareholders (successor) and Controlling Interests (predecessor)	$(8,210)	$772

Weighted average common shares outstanding
Basic and Diluted	17,814,336
Net loss per common share

Basic and Diluted	$(0.46)

See Notes to Condensed Consolidated Financial Statements.

BurgerFi International Inc., and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’/Members’ Equity
(Unaudited)

	Predecessor
(in thousands)	Controlling Interest	Noncontrolling Interest	Total Members’ Equity
Balance, December 31, 2019	$2,492	$15	$2,507
Net Income	772	5	777
Contributions	—	—	—
Distributions	(20)	—	(20)

Balance, March 31, 2020	$3,244	$20	$3,264

	Successor
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
($ in thousands)	Shares	Amount
Balance, December 31, 2020	17,541,838	$2	$261,298	$(2,225)	$259,075
Share-based compensation	—	—	447	—	447
Shares issued for share-based compensation	5,000	—	75	—	75
Exchange of UPO units	283,669	—	—	—	—
Net loss	—	—	—	(8,210)	(8,210)

Balance, March 31, 2021	17,830,507	$2	$261,820	$(10,435)	$251,387

See Notes to Condensed Consolidated Financial Statements.

BurgerFi International Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Successor	Predecessor
(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Net (loss) income	$(8,210)	$777
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Provision for bad debts	38	—
Depreciation and amortization	2,108	244
Gain on PPP loan forgiveness	(114)	—
Deferred income taxes	713	—
Share-based compensation	522	—
Forfeited franchise deposits	(40)	(15)
Change in fair value of warrant liability	4,946	—
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(15)	105
Inventory	36	10
Other assets	119	80
Accounts payable - trade	1,008	296
Accrued expenses and other liabilities	(261)	(193)
Deferred franchise fees	45	119
Deferred Rent	131	193

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,026	$1,616
NET CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,564)	(910)
Trademark cost	(22)	—
Advances to related companies	(23)	(3,110)
Repayments from related companies	—	1,972
Deposit on sale	—	907

NET CASH USED IN INVESTING ACTIVITIES	$(1,609)	$(1,141)
NET CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving line of credit	(3,012)	(300)
Proceeds on revolving line of credit	—	638
Payments on notes payable	(10)	—
Members’ distributions	—	(20)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(3,022)	$318
NET (DECREASE) INCREASE IN CASH	(3,605)	793
CASH, beginning of period	40,383	2,417

CASH, end of period	$36,778	$3,210

See Notes to Condensed Consolidated Financial Statements.

BurgerFi International Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Organizatio
n
BurgerFi International, Inc. (“BurgerFi,” the “Company,” or “Successor,” also “we,” “us,” and “our”), is a fast-casual “better burger” concept with approximately 117 franchised and corporate owned restaurants, renowned for delivering an exceptional, all-natural
premium burger experience in a refined, contemporary environment. BurgerFi offers a classic American menu of premium burgers, hot dogs, crispy chicken, frozen custard, hand-cut
fries, shakes, beer, wine and more. BurgerFi has become the
go-to
better burger restaurant for good times and high-quality food across the United States and beyond. Known for delivering the all-natural
burger experience in a fast-casual environment, BurgerFi is committed to an uncompromising and rewarding dining experience that promises fresh food of transparent quality.
On December 16, 2020
(
the “Closing Date”),

the Company, formerly known as Opes Acquisition Corp. (“Opes,” a special purpose acquisition company, or “SPAC”), consummated a business combination transaction (the “Business Combination”) pursuant to which it acquired the private operating company formerly called BurgerFi International, LLC (“Predecessor”). In connection with the closing of the Business Combination, the Company changed its name to BurgerFi International, Inc. The financial results described herein for the dates and periods prior to the Business Combination relate to the operations of the Predecessor prior to the consummation of the Business Combination. The Consolidated Financial Statements after the Closing Date include the accounts of the Company and its wholly owned subsidiaries including the Predecessor.
2
.
Basis of Presentation
The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form
10-Q
and Rule
8
-03
 of Regulation
S-X.
Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying consolidated balance sheet as of December 31, 2020 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020 contained in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020 (the “2020 Form
10-K”).
In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. When necessary, certain prior year amounts have been reclassified to conform to the current period presentation. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Company believes that the disclosures made in these unaudited condensed consolidated financial statements are adequate to make the information not misleading.
The historical financial information of Opes has not been reflected in the Predecessor financial statements as these historical amounts have been determined to be not useful information to a user of the financial statements. SPACs deposit the proceeds from their initial public offerings into a segregated trust account until a business combination occurs, where such funds are then used to pay consideration for the acquiree and/or to pay stockholders who elect to redeem their shares of common stock in connection with the business combination. The operations of a SPAC, until the closing of a business combination, other than income from the trust account investments and transaction expenses, are nominal. Accordingly, no other activity in the Company was reported for periods prior to December 16, 2020 besides BurgerFi’s operations as Predecessor.
Reclassifications
Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Corporate owned stores and Franchising
BurgerFi has prepared its Franchise Disclosure Document as required by the United States Federal Trade Commission and has registered or will register in those states where required in order to legally sell its franchises. It is currently BurgerFi’s plan to offer franchises for sale in those states where demographics of the population represent a demand for the services. BurgerFi grants franchises to independent operators who in turn pay an initial franchise fee, royalties and other fees as stated in the franchise agreement.
Store activity for the periods ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Franchised stores, beginning of the period	102	117
Stores opened during the period	2	9
Stores transferred/sold to the Company	—	(2)
Stores closed during the period	(6)	(22)

Franchised stores, end of the period	98	102

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Corporate owned stores, beginning of the period	17	13
Stores opened during the period	2	2
Stores transferred/sold to the Company	—	2
Stores closed during the period	—	—

Corporate owned stores, end of the period	19	17

COVID-19
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the
“COVID-19
outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the
COVID-19
outbreak as a pandemic, based on the rapid increase in exposure globally. The pandemic has significantly impacted economic conditions in the United States, where all of our corporate restaurants are located. We first began to experience impacts from
COVID-19
around the middle of March 2020, as federal, state and local governments began to react to the public health crisis by encouraging or requiring social distancing, instituting stay-at-home
orders, and requiring, in varying degrees, restaurant
dine-in
limitations, capacity limitations or other restrictions that largely limited restaurants to take-out,
drive-thru and delivery sales. As a result of the required changes to consumer behavior to largely off-premises
dining, as well as promotional activities associated with delivery, we saw
some recovery in sales at the end of the second quarter of 2020. Our most significant declines in sales were in late March through the third week in April, beginning in May and through the end of 2020, sales began to recover. We experienced steady recovery in the business during the period ended March 31, 2021. However, it is possible that further outbreaks could limit our recovery.

New Accounting Standards Adopted
In December 2019, the

FASB issued ASU
2019-12,
Income Taxes (“Topic 740”) as part of its Simplification Initiative. This guidance provides amendments to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The adoption of this ASU did not have a material impact on the unaudited condensed consolidated financial statements.
New Accounting Pronouncements
In February 2016, the FASB issued ASU
2016-02,
Leases (“Topic 842”) which requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months and disclose certain information about the leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. As an emerging growth company, this guidance will be effective for our fiscal years beginning after December 15, 2021. The C
o
mpany is currently evaluating the impact of the adoption of the new standard on the unaudited condensed consolidated financial statements.
The FASB issued ASU
2016-13, Financial
Instruments - Credit Losses (“Topic 326”) in June 2016, subsequently amended by various standard updates. This guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information when determining credit loss estimates and requires financial assets to be measured net of expected credit losses at the time of initial recognition. As an emerging growth company, this guidance will be effective for our fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of the new standard on the unaudited condensed consolidated financial statements.
Net Loss per Common Share
Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. As a result, diluted loss per common share is the same as basic loss per common share for the three months ended March 31, 2021. The Company has considered the effect of (1) warrants outstanding to purchase 15,095,000 shares of common stock (2)
75,000 shares of common stock and warrants to purchase 75,000 shares of common stock in the unit purchase option, and (3) 2,355,700 shares underlying grants of restricted stock units in the calculation of income per share.
The historical partnership equity structure of BurgerFi did not include outstanding member units and as such, earnings per share information is omitted for the Predecessor periods.
Reconciliation of Net Loss per Common Share
Basic and diluted loss per common share is calculated as follows (in thousands, except per share data):

Three Months Ended March 31, 2021
Net loss attributable to common shareholders	$(8,210)
Weighted average common shares outstanding, basic and dilu te d	17,814,336
Basic and diluted net loss per common share	$(0.46)
Excluded from the weighted average common shares outstanding amount are warrants of
 3,004,030 and UPOs of 37,687

as the effect of these on the computation of net loss per share would have been anti-dilutive.

3. Restricted Cash

Restricted cash consisted of the following as of (in thousands):

	March 31, 2021	December 31, 2020
PPP amount held in escrow	$2,124	$2,237
Cash proceeds from Business Combination held back for working capital adjustment	—	996

Total Restricted Cash	$2,124	$3,233

Certain amounts presented as restricted cash as of December 31, 2020 have been reclassified to cash as there are no requirements placing a restriction on such cash balances. The decrease in the PPP amount held in escrow is a consequence of PPP forgiveness on one of the loans.

4. Property & Equipment
Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31 , 2020
Leasehold improvements	$6,651	$5,477
Machinery & equipment	1,727	1,548
Computer equipment	318	208
Furniture & fixtures	893	792
Vehicles	27	27

	9,616	8,052

Less: Accumulated depreciation	(353)	(48)

Property and equipment – net	$9,263	$8,004

Depreciation expense for the Successor period from January 1, 2021 to March 31, 2021 and for the Predecessor period from January 1, 2020 to March 31, 2020 was $305,000 and $237,000, respectively. In conjunction with the Business Combination, the basis of all property and equipment was recognized at fair value in purchase accounting.
Included within Leasehold improvements is approximately $1,025,000 and $103,000 as of March 31, 2021 and December 31, 2020 related to construction in progress. Such amounts are not depreciated until placed into service.

5. Intangible Assets
The following is a summary of the components of intangible assets and the related a
c
cumulated amortization.:

	March 31, 2021			December 31, 2020
Intangible Assets (in thousands)	Amount	Accumulated Amortization	Net Carrying Value	Amount	Accumulated Amortization	Net Carrying Value
Franchise agreements	$24,839	$1,032	$23,807	$24,839	$147	$24,692
Trade names / trademarks	83,055	801	82,254	83,033	115	82,918
Liquor license	235	—	235	235	—	235
Reef Kitchens license agreement	8,882	258	8,624	8,882	37	8,845
VegeFi product	135	4	131	135	1	134

	$117,146	$2,095	$115,051	$117,124	$300	$116,824

Liquor license is considered to have an indefinite life and is reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
No
impairments were recognized for the three months ended March 31, 2021 and 2020.
Amortization expense for the Successor period from January 1, 2021 to March 31, 2021 was $1.8 million
. The intangible assets for the Predecessor period from January 1, 2020 to March 31, 2020 were determined to be indefinite life intangibles. As such, no amortization expense was recognized for the period from January 1, 2020 to March 31, 2020. The estimated aggregate amortization expense for intangible assets over the next five years ending December 31 and thereafter is as follows:

( in thousands )
Remainder of 2021	$5,423
2022	7,218
2023	7,218
2024	7,218
2025	7,218
2026 and thereafter	80,521

Total	$114,816

6. Business Combinations
On December 16, 2020, the

Company consummated the Business Combination. This acquisition qualified as a business combination under ASC 805.
Accordingly, the Company recorded all assets acquired and liabilities assumed at their acquisition-date fair values, with any excess recognized as goodwill. The aggregate value of the consideration paid by
Opes
in the Business Combination was approximately $236.9
million which included a) a cash payment of
$30,000,000, b) the issuance of 6,603,773 common stock shares valued at approximately $103,680,000,
and
c) contingent earnout consideration (Contingent Consideration) valued at approximately $103,207,000.
The former members of BurgerFi may be entitled to additional shares of Common Stock if certain stock price targets are met by the Company (“Earnout Share Consideration”) on a
pro-rata
basis based on their
pre-closing
ownership percentages subject to the Company achieving certain share price targets through December 15, 2023. No such price targets were achieved during the three months ended March 31, 2021.
The accounting for this Business Combination is considered provisional because certain aspects of the purchase price allocation including the valuation of certain acquired customer-related intangible assets have not been finalized.
The following table represents changes to goodwill and the initial purchase price allocation as of March 31, 2021:

(in thousands)
Goodwill as of December 31, 2020	$119,542
Adjustments	413

Goodwill as of March 31, 2021	$119,955

Adjustments to goodwill during the period ended March 31, 2021 include updates to estimates of provisional amounts recorded as of the Business Combination.
7. Variable Interest Entities
The Company has evaluated its business relationships with franchisees to identify potential variable interest entities (“VIEs”). While the Company holds a variable interest in some of the franchised restaurants owned by an affiliated entity, the Company is not the primary beneficiary since it does not have the power to direct the activities of these franchised restaurants. As a result, the Company does not consolidate those VIEs.

At March 31, 2021, the Company is a guarantor for six operating leases for those affiliated entities and an unrelated party. The Company may become responsible for the payments under its guarantee. The Company has determined that its maximum exposure to loss on the VIEs that it is not the primary beneficiary on results from the lease guarantees amounts to approximately $5,949,000.
On April 23, 2018 (the “Takeover Date”), the Company entered into an asset purchase and management agreement (the “APM”) with a multiple unit franchisee. The Company had evaluated the franchisee which is a party to the APM for VIE accounting under ASC 810 “Consolidation” and had determined that the franchisee under the APM was a VIE and that the Company was the primary beneficiary, effective on the Takeover Date.
During 2020, the Company negotiated a release of the lien from the banks on the equipment in these restaurants and was able to have the leases on the restaurants assigned to BurgerFi and on December 31, 2020, BurgerFi discontinued the management of the two restaurants by termination of the APM and the franchise agreements. As a result of the discontinuation and termination of the APM, the franchisee was deconsolidated on December 31, 2020.
Net sales for the consolidated VIE for the for the Predecessor period from January 1, 2020 to March 31, 2020 were $912,000. Net loss for the consolidated VIE for the Predecessor period from January 1, 2020 to March 31, 2020 was
$25,000.
8. Related Party Transactions
The Company is affiliated with various entities through a significant shareholder. The accompanying condensed consolidated balance sheets reflect amounts related to periodic advances between the Company and these entities for working capital and other needs as due from related companies or due to related companies, as appropriate. The amounts due from related companies are not expected to be repaid within one year and accordingly, are classified as non-current
assets in the accompanying condensed consolidated balance sheets. These advances are unsecured and non-interest
bearing.
There were approximately $97,000 and $74,000 included as due from related companies in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively. There were no amounts due to related companies as of March 31, 2021 and December 31, 2020.
For the Successor period from January 1, 2021 to March 31, 202
1
 and the Predecessor period from January 1, 2020 to March 31, 2020, the C
o
mpany received royalty revenue from franchisees related to a significant shareholder totaling approximately $100,000 and $112,000 respectively.
The Company pays certain payroll and administrative fees on behalf of the entities related to a significant shareholder. A management fee is then billed to the respective entities to cover these costs. For the Successor period from January 1, 2021 to March 31, 2021 and the Predecessor period from January 1, 2020 to March 31, 2020, these fees were included in the royalty revenue charged to these entities. The Company leases building space for its corporate office from an entity related to a significant shareholder. This lease has a

36 month term, effective January 1, 2020. For the Successor period from January 1, 2021 to March 31, 2021 and the Predecessor period from January 1, 2020 to March 31, 2020, rent expense was approximately $56,000 and $40,000, respectively.
9. Other Assets
Other assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Lease Acquisition Costs, net of accumulated amortization	$10	$18
Deposits and other non-current assets	248	233

Other assets	$258	$251

10. Commitments and Contingencies
Leases
The Company has entered into operating leases for its corporate headquarters and owned and operated restaurants. For the Successor period from January 1, 2021 to March 31, 2021 and the Predecessor period from January 1, 2020 to March 31, 2020, rent expense for the restaurants and the corporate office was approximately

$
841,000
and $
598,000
, respectively. These lease agreements expire on various dates through
2026
and have renewal options.
Approximate future minimum payments on these operating leases as of March 31, 2021 are as follows (in thousands):

Remainder of 2021	$2,523
2022	3,958
2023	3,999
2024	3,677
2025	3,701
2026 and thereafter	29,477
Sale Commitment
In February 2020, the Company entered into an asset purchase agreement with an unrelated third party for the sale of substantially all of the assets used in connection with the operation of BF Dania Beach, LLC for an aggregate purchase price of $1,299,000. During January
2020
to April 2020, the Company received three cash deposits totaling $906,500 in connection with this transaction. The closing of this transaction has been delayed due additional negotiation that has been on-going
through the filing date of this report. In the event the transaction is terminated, the Company will keep operating the restaurant, and return the $906,500 to the unrelated third-party purchaser. Assets used in the operations of BF Dania Beach, LLC totaling $732,000 have been classified as held for sale as of March 31, 2021 and December 31, 2020 condensed consolidated balance sheet, respectively.
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
On December 1, 2019, a complaint was filed by a former officer of the Company (“Plaintiff”) against BurgerFi International, LLC for certain alleged breaches of an employment agreement. BurgerFi International, LLC filed a motion to dismiss the complaint on February 13, 2020. On May 20, 2020, the motion to dismiss was heard being granted in part and denied in part. The portion of the complaint not dismissed was answered by BurgerFi International, LLC with affirmative defenses raised on July 7, 2020. Plaintiff served various discovery requests (including notices of non-party
subpoenas) on July 9, 2020 as well as a motion to strike BurgerFi International, LLC’s affirmative defenses on July 16, 2020. BurgerFi International, LLC filed objections to the non-party
subpoenas on July 20, 2020. On September 11, 2020, a motion to dismiss was heard by the court and certain claims were dismissed. The
c
omplaint now involves claims for alleged Breach of Contract (Count I) and alleged Action for Equitable Relief Including an Accounting and Constructive Lien (Count II).
On July 8, 2020,
the Company received a letter from an attorney hired on behalf of a former employee of the Company. This former employee was terminated for cause on May 5, 2020. This letter claims that the former employee was terminated wrongfully by the Company.
 We have reported the claim to our insurance carrier and outside counsel has been retained. Our counsel sent a letter to this former employee’s attorney denying all claims and the parties met for mediation on September 4, 2020 but were unable to resolve this matter. The Company feels that all claims are meritless, and it plans to vigorously defend these allegations.

On February 22, 2021,
the Company received correspondence from an attorney hired on behalf of a former officer of the Company claiming that the Company wrongfully terminated the employee in violation of the Florida Whistleblower statute. The Company does not believe the claim has any merit and has retained counsel to represent it.
In April 2021, both parties agreed to a settlement agreement.
On March 3, 2021, the C
o
mpany received a letter from an attorney representing the franchisee that is in the process of purchasing a BurgerFi restaurant. The letter was sent in response to the Company’s demand letter to the franchisee requesting that he pays the balance of the purchase price and execute the franchise agreement that permits the operation of the restaurant. The franchisee has refused to do both and is now claiming that the purchase price was verbally lowered. In addition, the franchisee attorney’s letter claims that the Company owes his client monies resulting from the franchisees’ purchase of equipment in reliance on the Company’s supposed verbal representation to use the franchisees’ marketing services. The Company feels that all claims are meritless and the Company expects to vigorously defend such allegations.
Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the cases described above, therefore, no contingent liability has been recorded as of March 31, 2021.
The Company is subject to other legal proceedings and claims that arise during the normal course of business. Management believes that any liability, in excess of applicable insurance coverages or accruals, which may result from these claims, would not be significant to the Company’s financial position or results of operations.
11. Line of Credit
The Company had a revolving line of credit agreement (“LOC”) of $5,000,000 with a maturity date of July 13, 2021. As of December 31, 2020, the outstanding balance on the revolving line credit was $3,012,000. In January 2021, the Company terminated the LOC and paid the total amount due of $3,012,000. The annual interest on advances under the LOC was equal to the LIBOR Daily Floating rate plus 0.75%.

12. Notes Paya
b
le
Notes Payable (in thousands)

	March 31, 2021	December 31, 2020
Paycheck Protection Program (“PPP”)	$2,125	$2,237
Installment note payable	543	555
Other notes payable No recourse to the general credit of the Company	168	168

Total notes payable	2,836	2,960

Less: current portion	(1,203)	(1,438)

Total notes payable - long term portion	$1,633	$1,522

On May 11, 2020
,
the Company received loan proceeds in the amount of $2,237,000 under the Paycheck Protection Program (“PPP”). The loans and accrued interest are forgivable after eight weeks, as long as, the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintain its payroll levels. The amount of loan forgiveness will be reduced if the Company terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loans are payable over two years at an interest rate of
1%,
with a deferral of payments for the first seven months. The Company has begun the process of applying for PPP loan forgiveness in February of 2021, however, the Company cannot guarantee that it will be successful in obtaining forgiveness of the remaining principal amount of the PPP
l
oan. During the three months ended March 31, 2021,
$114,000
related to one PPP loan was forgiven.

The installment note payable relates to a note payable to an individual, issued in connection with the Company’s April 2020 acquisition of
 a franchised restaurant, monthly payments of

$
9,000 over a seven-year amortization including 7% interest, with a maturity date of June 1, 2024.

13. Supplemental Disclosure of Noncash Activities
As noted in Note 6, during the three months ended March 31, 2021, the Company recorded certain adjustments to goodwill in the amount of

$
413
,
000
to update the estimates to provisional amounts recorded as of the Business Combination.
During the three months ended March 31, 2021, the Company received forgiveness of one of its PPP loans in the amount of

$
114
,
000
.

14. Income Taxes
The Company is a corporation subject to federal income tax at a statutory rate of 21%

of pretax earnings, and state income taxes at a blended statutory rate of 3.8% net of federal benefit. The Company has an annual effective income tax rate of
0%

under ASC 740-270-30-36(a) due to a full valuation allowance.
At March 31, 2021, based
o
n the facts and circumstances in accordance with the guidance of ASC 740, management determined, based on its assessment of positive and negative evidence, both objective and subjective, that it is more likely than not that the Company will not realize its deferred tax assets. Therefore, at March 31, 2021, a full valuation allowance of

$
1.2
million was recorded against the Company’s net deferred tax assets, including $0.7 million related to net deferred tax assets as of December 31, 2020.
The net tax expense for the three months ended March 31, 2021 was
$0.7
million, resulting in an effective tax rate of approximately

9.5
%. The primary difference from the federal statutory rate of
21%
is related to the valuation allowance.
Prior to the Business Combination, the Predecessor had elected to be taxed as a partnership under the provisions of the Internal Revenue Code and similar state provisions. Therefore, there was no income tax recorded by the Company for the comparable Predecessor period from January 1, 2020 to March 31, 2020.

15. Stockholders’ Equity
Common Stock
The Company is authorized to issue 100,000,000 shares of c
o
mmon stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share
. At March 31, 2021 and December 31, 2020, there were 17,830,507 shares and 17,541,838 shares of common stock outstanding, respectively.
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Warrants and Options
As of March 31, 2021, the Company
had
the following warrants and options outstanding:

•
15,095,000 warrants outstanding, each exercisable for one share of common stock at an exercise price of $11.50 including 11,500,000 in Public Warrants, 3,000,000 in Private Placement Warrants, 445,000 in Private Warrants and 150,000 in Working Capital Warrants. The Public warrants expire in December 2025.

•
75,000 Unit Purchase Option “UPO” units that are exercisable for one share of common stock at an exercise price of $10.00 and warrants exercisable for one share of common stock at an exercise price of $11.50

In February 2021, the Company exchanged 675,000 UPO units for 283,669 common shares in a cashless exercise.

Warrant Liability
The Company has certain warrants which include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed
instrument, and as such, the warrants are accounted for as liabilities in accordance with ASC
815-40,
with changes in fair value included in the condensed consolidated statement of operations.
The liability classified warrants were priced using a Dynamic Black Scholes model. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price, risk free interest rate and volatility assumptions. The warrant liability was $21,462,000 and $16,516,000 on March 31, 2021 and December 31, 2020, respectively. The change in value of warrant liability for the period ended March 31, 2021 was $4,946,000 and is recognized in the condensed consolidated statement of operations. There were no warrants outstanding in the Predecessor period.
The following is an analysis of changes in the warrant liability for the three months ended March 31, 2021:

(in thousands)	Level 3 (Black Scholes)
Liability at December 31, 2020	$16,516
Loss during the three months ended March 31, 2021	4,946

Liability at March 31, 2021	$21,462

The fair value of the warrants are determined using the publicly-traded price of our common stock on the valuation dates of $15.41 on March 31, 2021 and $13.69 on December 31, 2020. The fair value is calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including the expected term, expected volatility, risk-free interest rate, dividend rate and service period.
The fair value of private share warrants for the Successor period were estimated using a Dynamic Black Sholes model. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price, risk free interest rate and volatility assumptions. The calculated warrant price for private warrants was $5.97 and $4.60 on March 31, 2021 and December 31, 2020, respectively.
The input variables for the Black Scholes are noted in the table below:

	2021	2020
Risk-free interest rate	0.84%	0.36%
Expected life in years	4.72	5
Expected volatility	30.0%	30.0%
Expected dividend yield	0%	0%

16. Share-based Compensation
The Company h
a
s the ability to grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance compensation awards to current or prospective employees, directors, officers, consultants or advisors under the Company approved the 2020 Omnibus Equity Incentive Plan
.

Restricted Stock Units
The following table summarizes activity of Restricted Stock Units during the three months ended March 31, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	1,250,000	$15.28
Granted	1,105,700	14.62
Vested	—	—
Forfeited	—	—

Non-vested at March 31, 2021	2,355,700	$14.97

The total fair value of Restricted Stock

Units that vested during the three months ended March 31, 2021 was $522,000. As of March 31, 2021, there was approximately $34.7 million

of total unrecognized compensation cost related to unvested restricted stock units
or performance stock awards to be recognized over a weighted average period of
4-5
years.
The unrecognized portion of share-based compensation for unvested Market Condition restricted stock units (included in above) is approximately
$4.5

million over
2.90
years. As detailed below, the fair value of the Market Condition restricted stock units was determined using a Monte Carlo simulation model.
Performance Shares
The Company grants performa
n
ce-based awards to certain officers and key employees. The vesting of these awards is contingent upon meeting one or more defined operational or financial goals (a performance condition) or common stock share prices (a market condition).
The fair values of the performance condition awards granted were determined using the fair market value of the Company’s common stock on the date of grant. Share-based compensation expense recorded for performance condition awards is re-evaluated at each reporting period based on the probability of the achievement of the goal. The achievement of this goal was not probable as of March 31, 2021 and therefore no
expense was recognized.
The fair value of market condition awards granted were estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and is applied to the trading price of our common stock on the date of grant.
The input variables are noted in the table below:

	2021	2020
Risk-free interest rate	0.54%	0.18%
Expected life in years	4	3
Expected volatility	63.3%	65.9%
Expected dividend yield (a)	0%	0%

(a)	The Monte Carlo method assumes a reinvestment of dividends.
Share-based compensation expense is recorded ratably for market condition awards during the requisite service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met. During the three months ended March 31, 2021, $248,000, representing a fair value of $11.04 per share, was recognized ratably as share-based compensation expense for the market condition awards.

Service Condition Shares
The Company grants service-based awards to certain officers and key employees. The vesting of these awards is contingent upon meeting the requisite service period.
The fair value of restricted stock unit awards is determined using the publicly-traded price of our common stock on the grant date. The fair value of option awards is calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including the expected term, expected volatility, risk-free interest rate, dividend rate and service period.
The following table summarizes activity of the restricted stock units by vesting condition during the three months ended March 31, 2021:

	Performance Condition		Service Condition		Market Condition
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	950,000	$15.70	200,000	$15.70	100,000	$10.45
Granted	713,700	16.15	52,000	16.15	340,000	11.17
Vested	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Non-vested at March 31, 2021	1,663,700	$15.89	252,000	$15.79	440,000	$11.01

17. Subsequent Events
In April 2021, the Company reached a settlement agreement with a former officer of the Company who claimed wrongfully termination and violation of the Florida Whistleblower statute.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form
10-Q,
as well as the audited consolidated financial statements and the related notes thereto in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 (the “2020 Form
10-K”).
Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report on Form
10-Q
titled “Forward-Looking Statements” and “Item 1A. Risk Factors,” and in Part I. “Item 1A. Risk Factors” in the 2020 Form
10-K.
Overview
We are a fast-casual “better burger” concept with approximately 120 franchised and corporate owned restaurants, renowned for delivering an exceptional, all-natural
premium burger experience in a refined, contemporary environment. BurgerFi offers a classic American menu of premium burgers, hot dogs, crispy chicken, frozen custard, hand-cut
fries, shakes, beer, wine and more. Originally founded in February 2011 in sunny
Lauderdale-by-the-Sea,
Florida, the purpose was simple – redeFining the way the world eats burgers by providing an upscale burger offering, at a fast-casual price point. We’ve become the go-to
burger restaurant for good times and high-quality food across the United States and beyond. Known for delivering the all-natural
burger experience in a fast-casual environment, BurgerFi is committed to an uncompromising and rewarding dining experience that promises fresh food of transparent quality.
Today, we are among the nation’s fastest-growing better burger concepts and were ranked Top Better Burger chain in Fast Casual Restaurants in USA Today’s 10Best Readers’ Choice for 2021, named QSR Magazine’s Breakout Brand of the Year for 2020, placed as the Top Better Burger Chain in Fast Casual’s Top 100 Movers & Shakers list in 2021, named “Best Burger Joint” by Consumer Reports and fellow public interest organizations in the 2019 Chain Reaction Study and listed as a “Top Restaurant Brand to Watch” by Nation’s Restaurant News in 2019. BurgerFi was also featured in the fourth annual Chain Reaction antibiotic scorecard by National Resources Defense Council and Consumer Reports with an “A” rating – one of only two brands serving passing grade beef.
Since our inception, we have grown steadily—with approximately 120 BurgerFi restaurants, as of March 31, 2021, in 2 countries and 22 states and Puerto Rico—and we continue to expand, bringing the BurgerFi experience to new guests around the world.
Significant Recent Developments Regarding
COVID-19
During March 2020, a global pandemic was declared by the World Health Organization (“WHO”) related to the rapidly spreading outbreak of a novel strain of coronavirus (the
“COVID-19
outbreak”). The pandemic has significantly impacted economic conditions in the United States, where all of our Company’s restaurants are located. We first began to experience impacts from the
COVID-19
outbreak around the middle of March 2020, as federal, state and local governments began to react to the public health crisis by encouraging or requiring social distancing, instituting stay-at-home
orders, and requiring, in varying degrees, restaurant
dine-in
limitations, capacity limitations or other restrictions that largely limited restaurants to take-out,
drive-thru and delivery sales. As a result of the required changes to consumer behavior to largely off-premises
dining, as well as promotional activities associated with delivery, we saw some recovery in sales at the end of the second quarter of 2020. Our most significant declines in sales were in late March through the third week in April. Beginning in May and through the end of 2020, sales began to recover. We experienced a steady recovery during the three month period ended March 31, 2021, when systemwide same store sales increased 4% compared to the three months ended March 31, 2020.
We did not experience any material supply chain difficulties as a result of the
COVID-19
outbreak during the first quarter of 2021; however, there can be no assurances that we will not experience supply chain challenges in the future. Although we have experienced some recovery since the initial impact of the
COVID-19
outbreak and are able to meet our obligations as they become due with our cash flow from operations, the long-term impact of the
COVID-19
outbreak on the economy and on our business remains uncertain, the duration and scope of which cannot currently be predicted.

Key Metrics
The following key metrics are important indicators of the overall direction of our business, including trends in sales and the effectiveness of our marketing, operating, and growth initiatives:

(in thousands except for percentage data)	Three Months Ended March 31, 2021
Systemwide Restaurant Sales	$39,820
Systemwide Restaurant Sales Growth	19%
Systemwide Restaurant Same Store Sales Growth	4%
Corporate Restaurant Sales	$8,143
Corporate Restaurant Sales Growth	41%
Corporate Restaurant Same Store Sales Growth	11%
Digital Channel Systemwide Sales	$13,014
Digital Channel Sales Growth	98%
Digital Channel Orders	519
Digital Channel Orders % of Systemwide Sales	33%
Systemwide Restaurant Sales
Systemwide restaurant sales is presented as informational data in order to understand the aggregation of franchised stores sales, ghost kitchen and corporate-owned store sales performance
. Systemwide restaurant sales growth refers to the percentage change in sales at all franchise restaurants, ghost kitchens and corporate-owned restaurants in one period from the same period in the prior year. Systemwide restaurant same store sales growth refers to the percentage change in sales at all franchise restaurants, ghost kitchens, and corporate-owned restaurants once the restaurant has been in operation after 14 months. See definition below for same store sales.
Corporate-Owned Restaurant Sales
Corporate-owned restaurant sales represent the sales generated by corporate-owned restaurants. Corporate-owned restaurant sales growth refers to the percentage change is sales at all corporate-owned restaurants in one period from the same period in the prior year. Corporate-owned restaurant same stores sales growth refers to the percentage change in sales at all corporate-owned restaurants once the restaurant has been in operation after 14 months. These measures highlight the performance of existing corporate restaurants.
Same Store Sales
We use the measure of same store sales to evaluate the performance of our store base, which excludes the impact of new stores and closed stores, in both periods under comparison. We include a restaurant in the calculation of same store sales once it has been in operation after 14 months. A restaurant which is temporarily closed (including as a result of the
Covid-19
pandemic), is included in the same store sales computation. A restaurant which is closed permanently, such as upon termination of the lease, or other permanent closure, is immediately removed from the same store sales computation.
Employee complimentary meals are excluded from the computation.
Our calculation of same store sales may not be comparable to others in the industry.
Digital Channel Systemwide Sales
We use the measure of digital channel systemwide sales to measure our investments made in our digital platform and partnerships with third party delivery partners. We believe our digital platform capabilities are a vital element to continuing to serve our customers and will continue to be a differentiator for BurgerFi as compared to some of our competitors. Digital channel systemwide sales refer to sales generated through the use of digital platforms across all our franchise and corporate-owned restaurants. Digital channel sales growth refers to the percentage change in sales through our digital platforms in one period from the same period in the prior year for all franchise and corporate-owned restaurants. Digital channel orders and digital channel orders as a percentage of systemwide sales are indicative of the number of orders placed through our digital platforms and the percentage of those digital orders when compared to total number of orders at all our franchise and corporate restaurants
By providing these
key metrics
, we believe we are enhancing investors’ understanding of our business as well as assisting investors in evaluating how well we are executing our strategic initiatives.

Results of Operations
To reflect the application of different bases of accounting as a result of the Business Combination, the tables provided below separate the Company’s results via a black line into two distinct periods as follows: (1) three months ended March 31, 2020 (labeled “Predecessor”) and (2) three months ended March 31, 2021 (labeled “Successor”).
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
As Opes Acquisition Corp.’s historical financial information is excluded from the Predecessor financial information, the business, and thus financial results, of the Successor and Predecessor entities, are expected to be largely consistent, excluding the impact on certain financial statement line items that were impacted by the Business Combination.

	Successor	Predecessor
(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
REVENUE
Restaurant sales	$8,506	$6,123
Royalty and other fees	1,910	1,696
Royalty - brand development and co-op	511	417
Franchise fees	108	101

TOTAL REVENUE	11,035	8,337
Restaurant level operating expenses:
Food, beverage and paper costs	2,432	1,844
Labor and related expenses	2,290	1,895
Other operating expenses	1,841	981
Occupancy and related expenses	792	569
General and administrative expenses	2,985	1,586
Share-based compensation expense	522	—
Depreciation and amortization expense	2,108	244
Brand development and co-op advertising expense	722	470

TOTAL OPERATING EXPENSES	13,692	7,589

OPERATING (LOSS) INCOME	(2,657)	748
Other income	114	59
Loss on change in value of warrant liability	(4,946)	—
Interest expense	(8)	(30)

(Loss) Income before income taxes	(7,497)	777
Income tax expense	(713)	—

Net (Loss) Income	(8,210)	777
Net Income Attributable to Non-Controlling Interests (predecessor)	—	5

Net (Loss) Income Attributable to common shareholders (successor) and Controlling Interests (predecessor)	$(8,210)	$772

Comparison of the three months ended March 31, 2021 and March 31, 2020
Restaurant Sales
For the three months ended March 31, 2021, the Company’s restaurant sales increased by approximately $2.4 million or 39% compared to the three months ended March 31, 2020. This increase was primarily related to restaurant sales of $1.8 million from five new corporate restaurants since the period ending March 31, 2020 and $0.6 million related to an increase in same store sales of 11% during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Same store sales increases were supported by the Company’s digital channel sales growth during the three months ended March 31, 2021.
Royalty and Other Fees
Royalty and other fees increased by approximately $0.2 million, or 13% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 which was primarily driven by an increase in royalty fees from an increase in our franchisees’ sales.
Royalties – Brand Development and
Co-op
Royalties – brand development ad
co-op
advertising increased by approximately $0.1 million, or 23% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This increase was primarily due to the temporary suspension of our brand development program for our franchisees in March 2020 as a result of the
COVID-19
outbreak and an increase in our franchisees’ sales for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
Franchise Fees
Franchise fees increased by approximately $7,000, or 7% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This increase was primarily driven by two new franchise openings during 2021, the amortization of the deferred initial franchise fees for franchise agreements entered into in prior periods.
Food, Beverage and Paper Costs
Food, beverage, and paper costs increased by approximately $0.6 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This was primarily due to the operating of five new restaurants during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. As a percentage of corporate restaurant sales, food, beverage, and paper costs were 28.6% for the three months ended March 31, 2021 as compared to 30.1% for the three months ended March 31, 2020. The percentage decrease primarily resulted from a change in our sales mix during the three months ended March 31, 2021.
Labor and Related Expenses
Labor and related expenses increased by approximately $0.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was due primarily to operating five new restaurants during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 along with less employees in our corporate owned restaurants in the month of March 2020. As a percentage of corporate restaurant sales, labor and related expenses were 26.9% for the three months ended March 31, 2021 versus 30.9% for the three months ended March 31, 2020. This decrease was primarily due to the increased take-out
and third-party delivery business resulting from the
COVID-19
outbreak which required less staff in our corporate owned restaurants, which resulted in less labor costs as a percentage of total corporate restaurant sales.
Other Operating Expenses
Other operating expenses increased by approximately $0.9 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This increase was primarily due to the five new corporate restaurants opened and operating since March 2020, as well as an increase in delivery fees due to the significant increase in delivery business resulting from the
COVID-19
outbreak in 2020. As a percentage of total corporate restaurant sales, other operating expenses were 21.6% and 16.0% of total restaurant sales for the three months ended March 31, 2021 and 2020, respectively.

The increase during the three months ended March 31, 2021 was primarily due to the increase in delivery fees due to the significant increase in delivery business resulting from the
COVID-10
outbreak in 2020, and software fees to support our growing digital channel program.
Occupancy and Related Expenses
Occupancy and related expenses increased by approximately $0.2 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This is due primarily to the operating of five new corporate restaurants since the period ended March 31, 2020.
General and Administrative Expenses
General and administrative expenses increased by approximately $1.4 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase was primarily driven by an increase in merger and acquisition related expenses of $0.4 million, legal and professional fees of $0.2 million, and labor costs of $0.5 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
Share-Based Compensation Expense
Equity compensation expense was $0.5 million for the three months ended March 31, 2021 primarily as a result of restricted stock unit grants under the Company’s 2020 Stock Incentive Plan . There were no such grants for the period ended March 31, 2020.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by approximately $1.9 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. $1.8 million of this increase was due to the amortization of intangible assets during the three months ended March 31, 2021. These intangible assets were acquired in connection with the Business Combination in December 2020.
Brand Development and
Co-op
Advertising Expense
Brand development and
co-op
advertising expense increased by approximately $0.3 million, or 54% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This is primarily due to the Company’s increased spending on media production for BurgerFi commercials during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 when there was a temporary suspension of marketing and media spend.
Warrant liability
The Company recorded a
non-cash
charge of approximately $4.9 million during the three months ended March 31, 2021 related to change in the fair value of the warrant liability since December 31, 2020.
Other Income
Other income increased by approximately $0.1 million for the three months ended March 31, 2021 as a result of a debt forgiveness on one of our PPP loans (as defined below).
Interest Expense
Interest expense decreased by approximately $22,000 during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This was primarily due to the termination of our line of credit in January 2021 and repayment of certain notes payable in December 2020.
Income Taxes
For the three months ended March 31, 2021, the Company recorded income tax expense of $0.7 million as a result of a valuation allowance on the Company’s deferred tax assets. This resulted in an effective tax rate of approximately 9.5%.

Prior to the Business Combination, the Predecessor had elected to be taxed as a partnership under the provisions of the Internal Revenue Code and similar state provisions. Therefore, there was no income tax recorded by the Company for the comparable Predecessor period from January 1, 2020 to March 31, 2020.
Liquidity, Capital Resources, and
COVID-19
Our primary sources of liquidity are cash from operations and cash on hand. As of March 31, 2021, we maintained a cash balance of approximately $36.8 million, including $2.1 million of restricted cash.
Our primary requirements for liquidity are to fund our working capital needs, operating and finance lease obligations, capital expenditures and general corporate needs. Our requirements for working capital are generally not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our capital expenditures are principally related to opening new BurgerFi restaurants, existing BurgerFi capital investments (both for remodels and maintenance), as well as investments in our digital and corporate infrastructure.
We believe our existing cash, combined with the actions we have taken in response to
COVID-19,
will be sufficient to fund our operating and finance lease obligations, capital expenditures, and working capital needs for at least the next 12 months and the foreseeable future.
On January 30, 2020, the WHO announced a global health emergency because of the
COVID-19
outbreak and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the
COVID-19
outbreak as a pandemic, based on the rapid increase in exposure globally. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. As a result of the required changes to consumer behavior to largely off-premises
dining, as well as promotional activities associated with delivery, we experienced steady recovery in the business during the first quarter of 2021. During the first quarter of fiscal year 2021, systemwide same store sales increased 4% compared to the same period last year.
We did not experience any material supply chain difficulties as a result of
COVID-19;
however, there can be no assurance that we will not experience supply chain challenges in the future. Although we have experienced some recovery since the initial impact of the
COVID-19
outbreak and are currently able to meet our obligations as they become due with our cash flow from operations, the long-term impact of the
COVID-19
outbreak on the economy and on our business remains uncertain, the duration and scope of which cannot currently be predicted.
We are currently able to pay our obligations as they become due, with our current cash balance and cash flow generated from operations. We are constructing additional restaurants and are committed to certain construction payment obligations within the next 12 months. The total amount currently due on these contracts is approximately $1,900,000. We expect capital expenditures to be approximately $15 million during 2021.We are also a guarantor for six operating leases for franchised restaurants owned by an affiliated entity of one of our significant shareholders. We may become responsible for the payments under this guarantee. We have determined that the maximum exposure to loss from the lease guarantees amounts to approximately $5,949,000 as of March 31, 2021.
We believe that we will be able to pay these commitments from our cash generated from operations and our current cash balance. Should federal, state or municipal government authorities impose mandatory restrictions in excess of what they currently are, we believe that our current cash balance will allow us the liquidity to meet these commitments.

The following table presents the summary cash flow information for the periods indicated:

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net cash provided by (used in)
Operating activities	$1,026	$1,616
Investing activities	(1,609)	(1,141)
Financing activities	(3,022)	318
Net (decrease) increase in cash	$(3,605)	$793

Cash Flows Provided by Operating Activities
During the three months ended March 31, 2021, cash flows provided by operating activities were approximately $1.0 million. The cash flows provided by operating activities resulted from a net loss of $8.2 million and a net working capital increase of approximately $1.1 million. Our working capital increase was due primarily to an increase in accounts payable and accrued expenses as well as a decrease in other assets. Our accounts payable increase was primarily due to us opening two new corporate owned restaurants and construction of additional restaurants during the three months ended March 31, 2021.
Cash Flows Used in Investing Activities
During the three months ended March 31, 2021, cash flows used in investing activities was approximately $1.6 million due to the construction and development of new corporate owned restaurants. During the three months ended March 31, 2021 the Company opened two new corporate owned restaurants and have four corporate owned restaurants under construction as of March 31, 2021.
Cash Flows Used in Financing Activities
During the three months ended March 31, 2021 cash flows used in financing activities were $3.0 million primarily due to the termination and repayment of our line of credit in the amount of $3.0 million.
PPP Loan
In May 2020, we entered into notes with Pilot Bank, under the CARES Act (the “PPP Loan”) pursuant to which Pilot Bank made loans to us in the aggregate amount of approximately $2.2 million. The PPP Loan matures in May 2022, bears interest at a rate of 1.0% per annum and requires no payments during the first six months from the date of the loan. The PPP Loan is unsecured and guaranteed by the Small Business Administration (“SBA”). Under the terms of the PPP Loan, the principal amount of the loan may be forgiven to the extent it is used for qualifying expenses as described in the CARES Act and we otherwise request forgiveness in accordance with the terms of the PPP Loan and the requirements of the SBA. During the three months ended March 31, 2021, we began the process of applying for PPP Loan forgiveness and we received forgiveness on one loan for $114,000. We cannot guarantee that we will be successful in obtaining forgiveness of the remaining principal amount of the PPP Loans.
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Except as described in Note 2, “Basis of Presentation,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form
10-Q,
there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the 2020 Form
10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form
10-Q,
our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in
Rule 13a-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures continued to not be effective as of March 31, 2021, as a result of the material weakness described below.
Previously Reported Material Weakness in Internal Control Over Financial Reporting
In the 2020 Form
10-K,
filed with the SEC on April 29, 2021, management concluded that our internal control over financial reporting was not effective as of December 31, 2020. In the evaluation, management identified a material weakness in internal control related to our financial close and reporting process. Management also concluded that we did not have a sufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters completely and accurately. As a result of this evaluation, management extensively used outside consultants who possessed the appropriate levels of accounting and controls knowledge.
Remediation Plan for Material Weakness in Internal Control over Financial Reporting
Our remediation efforts for these material weaknesses currently consist of the following:

•	we hired a new Chief Financial Officer effective May 3, 2021;

•	we are actively recruiting additional personnel to address the segregation of duties issues and the application of accounting standards in our financial closing and reporting process;

•	we have engaged external advisors to provide financial accounting and reporting assistance; and

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
Notwithstanding the foregoing, having given full consideration to the material weaknesses described above, we have concluded that the financial statements and other financial information included in this quarterly report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Changes in Internal Control over Financial Reporting
Other than as described above, there has been no change in our internal control over financial during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material changes to our legal proceedings disclosed in the 2020 Form
10-K.

ITEM 1A.	RISK FACTORS
Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in the 2020 Form
10-K,
the occurrence of any one of which could have a material adverse effect on our actual results.
There have been no material changes to the risk factors disclosed in the 2020 Form
10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 6.	EXHIBITS
The Exhibit Index below contains a list of exhibits filed or furnished with this Form
10-Q.

Exhibit No.	Description

10.1+	Employment Agreement between the Company and Michael Rabinovitch (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on March 3, 2021).

10.2+	Employment Agreement between the Company and Ross Goldstein (Incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K filed by the registrant on April 29, 2021).

31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the

Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or a compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURGERFI INTERNATIONAL, INC.
Date: May 19, 2021

	By:	/s/ JULIO RAMIREZ
Julio Ramirez
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MICHAEL RABINOVITCH
Michael Rabinovitch
Chief Financial Officer
(Principal Financial and Accounting Officer)