Form 10-Q
period 2021-06-30
BurgerFi International, Inc.
filed 2021-08-12
CIK 1723580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the registrant’s Common Stock outstanding as of August 6th, 2021 was 17,893,476.

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

PART I

FINANCIAL INFORMATION

BurgerFi International Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited – in thousands, except share data)

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$34,757	$37,150
Cash - restricted	—	3,233
Accounts receivable, net	536	718
Inventory	263	268
Deferred income taxes	—	713
Assets held for sale	732	732
Other current assets	1,627	1,607
TOTAL CURRENT ASSETS	37,915	44,421
PROPERTY & EQUIPMENT, net	11,141	8,004
DUE FROM RELATED COMPANIES	94	74
GOODWILL	123,367	119,542
INTANGIBLE ASSETS, net	113,242	116,824
OTHER ASSETS	259	251
TOTAL ASSETS	$286,018	$289,116
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade and other	$2,650	$1,678
Accrued expenses	2,102	1,203
Other liabilities	4,180	430
Other deposit	907	907
Deferred revenue, current portion	511	490
Notes payable - current	73	1,438
Deferred income taxes	27	—
Revolving line of credit	—	3,012
TOTAL CURRENT LIABILITIES	10,450	9,158
NON-CURRENT LIABILITIES
Warrant liability	8,843	16,516
Deferred revenue, net of current portion	2,864	2,816
Notes Payable	621	1,522
Deferred rent	267	29
TOTAL LIABILITIES	23,045	30,041
COMMITMENTS AND CONTINGENCIES - Note 9
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized, 17,838,476 and 17,541,838 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	264,415	261,298
Accumulated deficit	(1,444)	(2,225)
TOTAL STOCKHOLDERS’ EQUITY	262,973	259,075
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$286,018	$289,116

See Notes to Condensed Consolidated Financial Statements.

BurgerFi International Inc., and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited – in thousands, except share data)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
REVENUE
Restaurant sales	$8,983	$5,597	$17,379	$11,640
Royalty and other fees	2,164	1,221	4,079	2,917
Royalty - brand development and co-op	545	234	1,056	651
Franchise fees	90	98	198	199
TOTAL REVENUE	11,782	7,150	22,712	15,407
Restaurant level operating expenses:
Food, beverage and paper costs	2,693	1,766	5,115	3,588
Labor and related expenses	2,342	1,342	4,484	2,986
Other operating expenses	2,174	1,248	3,969	2,359
Occupancy and related expenses	788	677	1,561	1,246
General and administrative expenses	3,562	1,252	6,539	2,785
Pre-opening costs	502	47	628	106
Share-based compensation expense	2,595	—	3,117	—
Depreciation and amortization expense	2,171	252	4,279	496
Brand development and co-op advertising expense	651	439	1,373	907
TOTAL OPERATING EXPENSES	17,478	7,023	31,065	14,473
OPERATING (LOSS) INCOME	(5,696)	127	(8,353)	934
Other income	2,128	—	2,242	—
Gain on change in value of warrant liability	12,619	—	7,673	—
Interest expense	(33)	(57)	(41)	(87)
Income before income taxes	9,018	70	1,521	847
Income tax expense	(27)	—	(740)	—
Net Income	8,991	70	781	847
Net Income Attributable to Non-Controlling Interests (predecessor)	—	11	—	16
Net Income Attributable to common shareholders (successor) and Controlling Interests (predecessor)	$8,991	$59	$781	$831
Weighted average common shares outstanding
Basic	17,888,140		17,852,493
Diluted	18,752,938		20,145,284
Net Income (Loss) per common share
Basic	$0.50		$0.04
Diluted	$(0.19)		$(0.34)

See Notes to Condensed Consolidated Financial Statements.

BurgerFi International Inc., and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’/Members’ Equity

(Unaudited– in thousands, except share data)

			Predecessor, Three Months Ended
For the three months ended June 30, 2020			Controlling Interest	Noncontrolling Interest	Total Members’ Equity
Balance, March 31, 2020			$3,244	$20	$3,264
Net Income			59	11	70
Distributions			(45)	—	(45)
Balance, June 30, 2020			$3,258	$31	$3,289

	Successor, Three Months Ended
	Common Stock		Additional Paid-in	Accumulated
For the three months ended June 30, 2021	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2021	17,830,507	$2	$261,820	$(10,435)	$251,387
Share-based compensation	—	—	2,595	—	2,595
Shares issued for warrant exercises	7,969	—	—	—	—
Net income	—	—	—	8,991	8,991
Balance, June 30, 2021	17,838,476	$2	$264,415	$(1,444)	$262,973

			Predecessor, Six Months Ended
For the six months ended June 30, 2020			Controlling Interest	Noncontrolling Interest	Total Members’ Equity
Balance, December 31, 2019			$2,492	$15	$2,507
Net Income			831	16	847
Distributions			(65)	—	(65)
Balance, June 30, 2020			$3,258	$31	$3,289

	Successor, Six Months Ended
	Common Stock		Additional Paid-in	Accumulated
For the six months ended June 30, 2021	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	17,541,838	$2	$261,298	$(2,225)	$259,075
Share-based compensation	—	—	3,042	—	3,042
Shares issued for share-based compensation	5,000	—	75	—	75
Shares issued for warrant exercises	7,969	—	—	—	—
Exchange of UPO units	283,669	—	—	—	—
Net income	—	—	—	781	781
Balance, June 30, 2021	17,838,476	$2	$264,415	$(1,444)	$262,973

See Notes to Condensed Consolidated Financial Statements.

BurgerFi International Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited – in thousands)

	Successor	Predecessor
	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income	$781	$847
Adjustments to reconcile net income to net cash provided by operating activities
Provision for bad debts	37	—
Depreciation and amortization	4,279	496
Gain on PPP loan forgiveness	(2,237)	—
Deferred income taxes	740	—
Share-based compensation	3,117	—
Forfeited franchise deposits	(67)	—
Change in fair value of warrant liability	(7,673)	—
Changes in operating assets and liabilities
Accounts receivable	121	128
Inventory	5	77
Other assets	(56)	102
Accounts payable - trade and other	928	481
Other liabilities	44	—
Accrued expenses	899	(56)
Deferred revenue	98	67
Deferred rent	238	248
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,254	$2,389
NET CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,793)	(1,206)
Trademark cost	(26)	—
Advances to related companies	(20)	(5,807)
Repayments from related companies	—	4,276
Purchase of store	—	(650)
Deposit on sale	—	907
NET CASH USED IN INVESTING ACTIVITIES	$(3,839)	$(2,480)
NET CASH FLOWS FROM FINANCING ACTIVITIES
Payments on revolving line of credit	(3,012)	—
Payments on notes payable	(29)	—
Notes payable proceeds	—	3,238
Members’ distributions	—	(65)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(3,041)	$3,173
NET (DECREASE) INCREASE IN CASH	(5,626)	3,082
CASH, beginning of period	40,383	2,417
CASH, end of period	$34,757	$5,499

See Notes to Condensed Consolidated Financial Statements.

BurgerFi International Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business and Organization

BurgerFi International, Inc. (“BurgerFi,” the “Company,” or “Successor,” also “we,” “us,” and “our”), is a fast-casual “better burger” concept with 119 franchised and corporate owned restaurants, renowned for delivering an exceptional, all-natural premium burger experience in a refined, contemporary environment. BurgerFi offers a classic American menu of premium burgers, hot dogs, crispy chicken, frozen custard, hand-cut fries and onion rings, shakes, beer, wine and more. BurgerFi has become the go-to better burger restaurant for good times and high-quality food across the United States and beyond. Known for delivering the all-natural burger experience in a fast-casual environment, BurgerFi is committed to an uncompromising and rewarding dining experience that promises fresh food of transparent quality.

On December 16, 2020 (the “Closing Date”), the Company, formerly known as Opes Acquisition Corp. (“Opes,” a special purpose acquisition company, or “SPAC”), consummated a business combination transaction (the “Business Combination”) pursuant to which it acquired the private operating company formerly called BurgerFi International, LLC (“Predecessor”). In connection with the closing of the Business Combination, the Company changed its name to BurgerFi International, Inc. The financial results described herein for the dates and periods prior to the Business Combination relate to the operations of the Predecessor prior to the consummation of the Business Combination. The Consolidated Financial Statements after the Closing Date include the accounts of the Company and its wholly owned subsidiaries including the Predecessor.

2. Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying consolidated balance sheet as of December 31, 2020 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. When necessary, certain prior year amounts have been reclassified to conform to the current period presentation. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Company believes that the disclosures made in these unaudited condensed consolidated financial statements are adequate to make the information not misleading.

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

Store activity for the periods ended June 30, 2021 and December 31, 2020 is as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Franchised stores, beginning of the period	98	102	117
Stores opened during the period	1	3	9
Stores transferred/sold to the Company	—	—	(2)
Stores closed during the period	(2)	(8)	(22)
Franchised stores, end of the period	97	97	102

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Corporate owned stores, beginning of the period	19	17	13
Stores opened during the period	3	5	2
Stores transferred/sold to the Company	—	—	2
Stores closed during the period	—	—	—
Corporate owned stores, end of the period	22	22	17

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The pandemic has significantly impacted economic conditions in the United States, where all of our corporate restaurants are located. The Company first began to experience impacts from COVID-19 around the middle of March 2020, as federal, state and local governments began to react to the public health crisis by encouraging or requiring social distancing, instituting stay-at-home orders, and requiring, in varying degrees, restaurant dine-in limitations, capacity limitations or other restrictions that largely limited restaurants to take-out, drive-thru and delivery sales. As a result of the required changes to consumer behavior to largely off-premises dining, as well as promotional activities associated with delivery, the Company experienced some recovery in sales at the end of the second quarter of 2020. The Company’s most significant declines in sales were in late March 2020 through the third week in April 2020. The Company experienced steady recovery in the business during the period ended June 30, 2021. However, it is possible that further outbreaks could limit our recovery. The Company continues to monitor the spread of new variants, including the pandemic’s recent emergence of the Delta variant, which appears to be the most transmissible variant to date and has resulted in an increase in cases in the United States and globally. As cases rise, mask mandates, social-distancing, travel restrictions and stay-at-home orders could be reinstated. The impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators. An extended period of economic disruption could have a material adverse impact on our business, results of operations, access to sources of liquidity and overall financial condition.

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

Earnings per Share

Basic earnings per share is computed by dividing net income attributable to shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income attributable to shareholders by the weighted average number of fully diluted shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents. If the Company reports a loss, rather than income, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be anti-dilutive.

The Company has considered the effect of (1) warrants outstanding to purchase 15,063,900 shares of common stock (2) 75,000 shares of common stock and warrants to purchase 75,000 shares of common stock in the unit purchase option, and (3) 2,210,100 shares underlying grants of restricted stock units in the calculation of income per share.

The historical partnership equity structure of BurgerFi did not include outstanding member units and as such, earnings per share information is omitted for the Predecessor periods.

Reconciliation of Net Loss per Common Share

Basic and diluted loss per common share is calculated as follows (in thousands, except per share data):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Numerator:
Net income attributable to common shareholders	$8,991	$781
Reversal of Gain on change in value of warrant liability	(12,619)	(7,673)
Net loss attributable to common shareholders -diluted	$(3,628)	$(6,892)

Denominator:
Weighted average common shares outstanding, basic	17,888,140	17,852,493
Effect of dilutive securities
Restricted stock grants and warrants	847,417	2,261,954
UPOs	17,381	30,837
Diluted weighted-average shares outstanding	18,752,938	20,145,284

Basic net income per common share	$0.50	$0.04
Diluted net loss per common share	$(0.19)	$(0.34)

3. Property & Equipment

Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Leasehold improvements	$8,686	$5,477
Kitchen equipment and other equipment	1,557	1,548
Computers and office equipment	456	208
Furniture & fixtures	1,117	792
Vehicles	28	27
	11,844	8,052
Less: Accumulated depreciation	(703)	(48)
Property and equipment – net	$11,141	$8,004

Depreciation expense for the Successor period for the three and six months ended June 30, 2021 was $350,000 and $655,000, respectively. Depreciation expense for the Predecessor period for the three and six months ended June 30, 2020 was $249,000 and $486,000, respectively. In conjunction with the Business Combination, the basis of all property and equipment was recognized at fair value in purchase accounting.

Included within Leasehold improvements is approximately $2,165,000 and $103,000 as of June 30, 2021 and December 31, 2020 related to construction in progress. Such amounts are not depreciated until placed into service.

4. Intangible Assets

The following is a summary of the components of intangible assets and the related accumulated amortization.:

	June 30, 2021			December 31, 2020
Intangible Assets (in thousands)	Amount	Accumulated Amortization	Net Carrying Value	Amount	Accumulated Amortization	Net Carrying Value
Franchise agreements	$24,839	$1,922	$22,917	$24,839	$147	$24,692
Trade names / trademarks	83,060	1,499	81,561	83,033	115	82,918
Liquor license	235	—	235	235	—	235
Reef Kitchens license agreement	8,882	481	8,401	8,882	37	8,845
VegeFi product	135	7	128	135	1	134
	$117,151	$3,909	$113,242	$117,124	$300	$116,824

Liquor license is considered to have an indefinite life and is reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairments were recognized for the six months ended June 30, 2021 and 2020.

Amortization expense for the Successor period for the three and six months ended June 30, 2021 was $1,821,000 and $3,624,000, respectively. Included within amortization expense is $7,500 and $15,000 for the three and six months ended June 30, 2021 related to the amortization of lease acquisition costs. The intangible assets for the Predecessor period from January 1, 2020 to June 30, 2020 were determined to be indefinite life intangibles. As such, no amortization expense was recognized for the three and six months ended June 30, 2020. The estimated aggregate amortization expense for intangible assets over the next five years ending December 31 and thereafter is as follows:

(in thousands)
Remainder of 2021	$3,609
2022	7,219
2023	7,219
2024	7,219
2025	7,219
2026 and thereafter	80,522
Total	$113,007

5. Business Combinations

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

The former members of BurgerFi may be entitled to additional shares of Common Stock if certain stock price targets are met by the Company (“Earnout Share Consideration”) on a pro-rata basis based on their pre-closing ownership percentages subject to the Company achieving certain share price targets through December 15, 2023. No such price targets were achieved during the six months ended June 30, 2021.

The allocation of the excess purchase price was based upon preliminary estimates and assumptions and is subject to revision when the Company receives final information. Accordingly, the measurement period for such purchase price allocations will end when the information, or the facts and circumstances, become available, but will not exceed twelve months from the date of acquisition.

The following table represents changes to goodwill from the initial purchase price allocation as of June 30, 2021:

(in thousands)
Goodwill as of December 31, 2020	$119,542
Adjustments	3,825
Goodwill as of June 30, 2021	$123,367

Adjustments to goodwill during the period ended June 30, 2021 were made to reflect the facts and circumstances in existence as of the Business Combination date and include updates to estimates of provisional amounts recorded as of the Business Combination date. The adjustments primarily related to updating the fair value recorded for a provisional estimate of lease guarantees provided by the Company. See Note 6. The adjustment resulted in an increase to goodwill and other liabilities on the accompanying condensed consolidated balance sheet.

6. Variable Interest Entities

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

The Company is a guarantor for six operating leases for those affiliated entities and an unrelated party. The Company may become responsible for the payments under its guarantee. The Company has determined that its maximum exposure to loss on the VIEs that it is not the primary beneficiary on that results from the lease guarantees amounts to approximately $5,847,000.

The Company recognized a liability of $3,306,000 for the estimated fair value of the lease guarantee as a provisional measurement period adjustment. The amount recorded represents the present value of estimated probable future payments for which the Company may be liable. Such amount has been included in other liabilities on the accompanying condensed consolidated balance sheet.

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

Net sales for the consolidated VIE for the for the Predecessor period for the three and six months ended June 30, 2020 were $831,000 and $1,696,000, respectively. Net loss and net income for the consolidated VIE for the Predecessor period for the three and six months ended June 30, 2020, respectively, were $3,000 and $22,000, respectively.

7. Related Party Transactions

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

There were approximately $94,000 and $74,000 included as due from related companies in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively. There were no amounts due to related companies as of June 30, 2021 and December 31, 2020.

For the Successor period, for the three and six months ended due June 30, 2021, the Company received royalty revenue from franchisees related to a significant shareholder totaling approximately $191,000 and $288,000, respectively. For the Predecessor period, for the three and six months ended June 30, 2020, the Company received royalty revenue from franchisees related to a significant shareholder totaling approximately $182,000 and $291,000, respectively.

The Company leases building space for its corporate office from an entity related to a significant shareholder. This lease has a 36 month term, effective January 1, 2020. For the Successor period, for the three and six months ended June 30, 2021, rent expense was approximately $56,000 and $112,000, respectively. For the Predecessor period, for the three and six months ended June 30, 2020, rent expense was $40,000 and $80,000, respectively.

The Company leases building space for a restaurant located in Virginia from an entity (i) in which our Executive Chairman of the Board has a minority ownership interest, and (ii) which is managed by an entity in which our Executive Chairman has an indirect ownership interest. This lease, entered into on October 21, 2020, is for a 10-year term effective on the earlier to occur of the date the tenant opened for business and 180 days from the date the landlord delivered possession of the premises to the tenant.

In April 2021, the Company entered into an independent contractor agreement with a corporation (the “Consultant”) for which the Chief Operating Officer of Lionheart Capital, LLC, an entity controlled by the Company’s Executive Chairman of the Board, serves as President. Pursuant to the terms of the agreement, the Consultant shall provide certain strategic advisory services to the Company in exchange for total annual cash compensation and expense reimbursements of $100,000, payable in twelve (12) equal monthly payments beginning in April 2021. The Consultant has also received an additional $29,166 of cash compensation for services provided in April 2021. Also, the Consultant received an award of 50,000 restricted stock units, which shall vest in five equal annual installments, subject to the Company achieving certain annual revenue targets starting in 2021.

8. Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Lease Acquisition Costs, net of accumulated amortization	$3	$18
Deposits and other non-current assets	256	233
Other assets	$259	$251

9. Commitments and Contingencies

Leases

The Company has entered into operating leases for its corporate headquarters and company owned and operated restaurants. For the Successor period, for the three and six months ended June 30, 2021, rent expense under these leases was approximately $891,000 and $1,732,000, respectively. For the Predecessor period, for the three and six months ended June 30, 2020, rent expense for these leases was approximately $689,000 and $1,316,000, respectively. These lease agreements expire on various dates through 2031 and have renewal options. Approximate future minimum payments on these operating leases as of June 30, 2021 are as follows (in thousands):

Remainder of 2021	$1,015
2022	3,936
2023	4,016
2024	3,855
2025	3,879
2026 and thereafter	30,713

Sale Commitment

In February 2020, the Company entered into an asset purchase agreement with an unrelated third party for the sale of substantially all of the assets used in connection with the operation of BF Dania Beach, LLC for an aggregate purchase price of $1,299,000. During January 2020 to April 2020, the Company received three cash deposits totaling $906,500 in connection with this transaction. The closing of this transaction has been delayed due additional negotiation that has been on-going through the filing date of this report. In the event the transaction is terminated, the Company will begin operating the restaurant, and return the $906,500 to the unrelated third-party purchaser. Assets used in the operations of BF Dania Beach, LLC totaling $732,000 have been classified as held for sale as of June 30, 2021 and December 31, 2020 condensed consolidated balance sheet, respectively.

Contingencies

BurgerFi International, LLC filed a lawsuit against a franchisee and its principals seeking declaratory judgments and damages in an amount to be proven at trial for various breaches of the applicable franchise agreements resulting from the defendants’ closure of a restaurant, their failure to open a second restaurant, and their operational defaults at the closed restaurant. In April 2016, the defendants filed a counterclaim, asserting that they had no responsibility for their losses, and instead, alleged that the Company engaged in breach of contract, fraud, misrepresentation, conversion in connection with the operation of the restaurant, and various other allegations, seeking damages of over $5 million. The case is pending before the court. On December 30, 2016, the court stayed the case pending the resolution of bankruptcy filings made by some of the defendants. No further action has occurred. The Company cannot predict the outcome of the action at this time. As a result, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action. The Company does not believe this claim will result in a material unfavorable outcome.

On December 1, 2019, a complaint was filed by a former officer of the Company (“Plaintiff”) against BurgerFi International, LLC for certain alleged breaches of an employment agreement. BurgerFi International, LLC filed a motion to dismiss the complaint on February 13, 2020. On May 20, 2020, the motion to dismiss was heard being granted in part and denied in part. The portion of the complaint not dismissed was answered by BurgerFi International, LLC with affirmative defenses raised on July 7, 2020. Plaintiff served various discovery requests (including notices of non-party subpoenas) on July 9, 2020 as well as a motion to strike BurgerFi International, LLC’s affirmative defenses on July 16, 2020. BurgerFi International, LLC filed objections to the non-party subpoenas on July 20, 2020. On September 11, 2020, a motion to dismiss was heard by the court and certain claims were dismissed. The complaint now involves claims for alleged Breach of Contract (Count I) and alleged Action for Equitable Relief Including an Accounting and Constructive Lien (Count II). Mediation was held on June 15, 2021, but the parties were not able to come to an agreement. The Company cannot predict the outcome of the action at this time. As a result, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action. The Company does not believe this claim will result in a material unfavorable outcome.

On July 8, 2020, the Company received a letter from an attorney hired on behalf of a former employee of the Company. This former employee was terminated for cause on May 5, 2020. This letter claims that the former employee was terminated wrongfully by the Company. The Company has reported the claim to its insurance carrier and outside counsel has been retained. Our counsel sent a letter to this former employee’s attorney denying all claims and the parties met for mediation on September 4, 2020 but were unable to resolve this matter. On June 28, 2021, the Company was advised that this former employee filed suit, and on August 2, 2021, the

Company accepted service of this lawsuit. The Company cannot predict the outcome of the action at this time. As a result, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action. The Company does not believe this claim will result in a material unfavorable outcome.

On March 22, 2021, the Company received a letter from an attorney representing the franchisee that is in the process of purchasing a BurgerFi restaurant. The letter was sent in response to the Company’s demand letter to the franchisee requesting that he pays the balance of the purchase price and execute the franchise agreement that permits the operation of the restaurant. The franchisee has refused to do both and is now claiming that the purchase price was verbally lowered. In addition, the franchisee attorney’s letter claims that the Company owes his client monies resulting from the franchisees’ purchase of equipment in reliance on the Company’s supposed verbal representation to use the franchisees’ marketing services. The Company cannot predict the outcome of the action at this time. As a result, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action. The Company does not believe this claim will result in a material unfavorable outcome.

In June 2021, the Company received a letter from a shareholder claiming a breach of a registration rights agreement.  The shareholder claims that the Company violated the terms of the agreement and that this caused it to incur damages, including lost profits. The Company has denied any breach or liability. The Company intends to defend the case vigorously if a resolution cannot be reached and the shareholder initiates litigation. At this preliminary stage, it is difficult to provide an evaluation of the likelihood of an unfavorable outcome or a reasonable estimate of the amount or range of potential loss, and accordingly the Company has not accrued any liability associated with this action.

The Company is subject to other legal proceedings and claims that arise during the normal course of business. Management believes that any liability, in excess of applicable insurance coverages or accruals, which may result from these claims, would not be significant to the Company’s financial position or results of operations.

10. Line of Credit

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

11. Notes Payable

Notes Payable (in thousands)

	June 30, 2021	December 31, 2020
Paycheck Protection Program (“PPP”)	$—	$2,237
Installment note payable	524	555
Other notes payable - No recourse to the general credit of the Company	170	168
Total notes payable	694	2,960
Less: current portion	(73)	(1,438)
Total notes payable - long term portion	$621	$1,522

On May 11, 2020, the Company received loan proceeds in the amount of $2,237,000 under the Paycheck Protection Program (“PPP”). During the six months ended June 30, 2021, all PPP loans amounting to $2,237,000 were forgiven by the Small Business Administration (“SBA”). The SBA may undertake a review of a loan of any size during the six‐year period following forgiveness of the loan, however loans in excess of $2 million are subject to a mandatory audit. The audit will include the loan forgiveness application, as well as whether the Company met the eligibility requirements of the program and received the proper loan amount. The timing and outcome of any SBA review is not known.

The installment note payable relates to a note payable to an individual, issued in connection with the Company’s April 2020 acquisition of a franchised restaurant, monthly payments of $9,000 over a seven-year amortization including 7% interest, with a maturity date of June 1, 2024. The Other notes payable relates to an Economic Injury Disaster Loan (“EIDL”) from the Small Business Administration (“SBA”) and is primarily for one corporate owned restaurant.

12. Supplemental Disclosure of Noncash Activities

As noted in Note 5, during the six months ended June 30, 2021, the Company recorded certain adjustments to goodwill in the amount of $3,825,000 to update the estimates of provisional amounts recorded as of the Business Combination date.

13. Stockholders’ Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 17,838,476 shares and 17,541,838 shares of common stock outstanding, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Warrants and Options

As of June 30, 2021, the Company had the following warrants and options outstanding:

•

15,063,900 warrants outstanding, each exercisable for one share of common stock at an exercise price of $11.50 including 11,468,900 in Public Warrants, 3,000,000 in Private Placement Warrants, 445,000 in Private Warrants and 150,000 in Working Capital Warrants. The Public Warrants expire in December 2025.

•

75,000 Unit Purchase Option “UPO” units that are exercisable for one share of common stock at an exercise price of $10.00 and warrants exercisable for one share of common stock at an exercise price of $11.50.

During the six months ended June 30, 2021, the Company exchanged 675,000 UPO units for 283,669 common shares in a cashless exercise and issued 7,969 shares in cashless warrant exercises.

Warrant Liability

The Company has certain warrants which include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the warrants are accounted for as liabilities in accordance with ASC 815-40, with changes in fair value included in the condensed consolidated statement of operations.

The liability classified warrants were priced using a Dynamic Black Scholes model. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price, risk free interest rate and volatility assumptions. The warrant liability was $8,843,000 and $16,516,000 at June 30, 2021 and December 31, 2020, respectively. The change in value of warrant liability for the three and six months ended June 30, 2021 was $12,619,000, and $7,673,000, respectively and is recognized in the accompanying condensed consolidated statement of operations. There were no warrants outstanding in the Predecessor period.

The following is an analysis of changes in the warrant liability for the six months ended June 30, 2021:

(in thousands)	Level 3 (Black Scholes)
Liability at December 31, 2020	$16,516
Gain during the six months ended June 30, 2021	(7,673)
Liability at June 30, 2021	$8,843

The fair value of the warrants are determined using the publicly-traded price of our common stock on the valuation dates of $10.00 on June 30, 2021 and $13.69 on December 31, 2020. The fair value is calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including the expected term, expected volatility, risk-free interest rate, dividend rate and service period.

The fair value of private share warrants for the Successor period were estimated using a Dynamic Black Sholes model. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price, risk free interest rate and volatility assumptions. The calculated warrant price for private warrants was $2.46 and $4.60 on June 30, 2021 and December 31, 2020, respectively.

The input variables for the Black Scholes are noted in the table below:

	2021	2020
Risk-free interest rate	0.76%	0.36%
Expected life in years	4.47	5
Expected volatility	34.3%	30.0%
Expected dividend yield	0%	0%

14. Share-based Compensation

The Company has the ability to grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance compensation awards to current or prospective employees, directors, officers, consultants or advisors under the Company’s 2020 Omnibus Equity Incentive Plan.

 Restricted Stock Units

The following table summarizes activity of Restricted Stock Units during the six months ended June 30, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	1,250,000	$15.28
Granted	1,105,700	$14.62
Vested	—
Forfeited	(145,600)	$14.10
Non-vested at June 30, 2021	2,210,100	$14.94

The grant date fair value of Restricted Stock Units that vested during the three and six months ended June 30, 2021 was $2,595,000 and $3,117,000, respectively, net of forfeitures. As of June 30, 2021, there was approximately $30,047,000 of total unrecognized compensation cost related to unvested restricted stock units or performance stock awards to be recognized over a weighted average period of 4-5 years.

The unrecognized portion of share-based compensation for unvested Market Condition restricted stock units (included in above) is approximately $2,649,000 over 2.60 years. As detailed below, the fair value of the Market Condition restricted stock units was determined using a Monte Carlo simulation model.

Performance Shares

The Company grants performance-based awards to certain officers and key employees and a consultant. The vesting of these awards is contingent upon meeting one or more defined operational or financial goals (a performance condition) or common stock share prices (a market condition).

The fair values of the performance condition awards granted were determined using the fair market value of the Company’s common stock on the date of grant. Share-based compensation expense recorded for performance condition awards is re-evaluated at each reporting period based on the probability of the achievement of the goal. The achievement of certain goals was deemed probable as of June 30, 2021. Accordingly, the Company recognized share-based compensation expense of approximately $1,194,000 in relation to these awards during the three and six months ended June 30, 2021.

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

Share-based compensation expense is recorded ratably for market condition awards during the requisite service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met. During the three and six months ended June 30, 2021, $1,155,000, and $1,403,000, respectively, representing a fair value of $10.76 per share, was recognized ratably as share-based compensation expense for the market condition awards.

Service Condition Shares

The Company grants service-based awards to certain officers and key employees and a consultant. The vesting of these awards is contingent upon meeting the requisite service period.

The fair value of restricted stock unit awards is determined using the publicly-traded price of our common stock on the grant date. The fair value of restricted unit awards is calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including the expected term, expected volatility, risk-free interest rate, dividend rate and service period.

The following table summarizes activity of the restricted stock units by vesting condition during the six months ended June 30, 2021:

	Performance Condition		Service Condition		Market Condition
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	950,000	$15.70	200,000	$15.70	100,000	$10.45
Granted	713,700	$16.15	52,000	$16.15	340,000	$11.17
Vested	—		—		—
Forfeited	(85,600)	$16.15	—		(60,000)	$11.17
Non-vested at June 30, 2021	1,578,100	$15.81	252,000	$15.79	380,000	$10.76

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

Overview

We are a fast-casual “better burger” concept with 119 franchised and corporate owned restaurants, renowned for delivering an exceptional, all-natural premium burger experience in a refined, contemporary environment. BurgerFi offers a classic American menu of premium burgers, hot dogs, crispy chicken, frozen custard, hand-cut fries and onion rings, shakes, beer, wine and more. Originally founded in February 2011 in sunny Lauderdale-by-the-Sea, Florida, the purpose was simple – redeFining the way the world eats burgers by providing an upscale burger offering, at a fast-casual price point. We have become the go-to burger restaurant for good times and high-quality food across the United States and beyond. Known for delivering the all-natural burger experience in a fast-casual environment, BurgerFi is committed to an uncompromising and rewarding dining experience that promises fresh food of transparent quality.

Today, we are among the nation’s fastest-growing better burger concepts and took the No. 1 spot on Fast Casual Restaurant’s Top 100 Movers & Shakers for 2021, ranked Top Better Burger chain in Fast Casual Restaurants in USA Today’s 10 Best Readers’ Choice for 2021, placed as the Top Better Burger Chain in Fast Casual’s Top 100 Movers & Shakers list in 2021, named QSR Magazine’s Breakout Brand of the Year for 2020, named “Best Burger Joint” by Consumer Reports and fellow public interest organizations in the 2019 Chain Reaction Study, and listed as a “Top Restaurant Brand to Watch” by Nation’s Restaurant News in 2019. BurgerFi was also featured in the fourth annual Chain Reaction antibiotic scorecard by National Resources Defense Council and Consumer Reports with an “A” rating – one of only two brands serving passing grade beef.

Since our inception, we have grown steadily—with 119 BurgerFi restaurants, as of June 30, 2021, in 2 countries and 22 states and Puerto Rico—and we continue to expand, bringing the BurgerFi experience to new guests around the world.

Significant Recent Developments Regarding COVID-19

During March 2020, a global pandemic was declared by the World Health Organization (“WHO”) related to the rapidly spreading outbreak of a novel strain of coronavirus (the “COVID-19 outbreak”). The pandemic has significantly impacted economic conditions in the United States, where all of our Company’s restaurants are located. We first began to experience impacts from the COVID-19 outbreak around the middle of March 2020, as federal, state and local governments began to react to the public health crisis by encouraging or requiring social distancing, instituting stay-at-home orders, and requiring, in varying degrees, restaurant dine-in limitations, capacity limitations or other restrictions that largely limited restaurants to take-out, drive-thru and delivery sales. As a result of the required changes to consumer behavior to largely off-premises dining, as well as promotional activities associated with delivery, we saw some recovery in sales at the end of the second quarter of 2020. Our most significant declines in sales were in late March through the third week in April. Beginning in May 2020 and through the end of 2020, sales began to recover. We experienced a steady recovery during the period ended June 30, 2021, as systemwide same store sales increased 20% compared to the six months ended June 30, 2020.

We did not experience any material supply chain difficulties as a result of the COVID-19 outbreak during the six months ended June 30, 2021; however, there can be no assurances that we will not experience supply chain challenges in the future. Although we have experienced some recovery since the initial impact of the COVID-19 outbreak and are able to meet our obligations as they become due with our cash flow from operations, the long-term impact of the COVID-19 outbreak on the economy and on our business remains uncertain, the duration and scope of which cannot currently be predicted. In addition, we continue to monitor the spread of new variants, including the pandemic’s recent emergence of the Delta variant, which appears to be the most transmissible variant to date and has resulted in an increase in cases in the United States and globally. As cases rise, mask mandates, social-distancing, travel restrictions and stay-at-home orders could be reinstated. The impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators. An extended period of economic disruption could have a material adverse impact on our business, results of operations, access to sources of liquidity and overall financial condition.

Key Metrics

The following key metrics are important indicators of the overall direction of our business, including trends in sales and the effectiveness of our marketing, operating, and growth initiatives:

	Successor	Predecessor	Successor	Predecessor
(in thousands except for percentage data)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Systemwide Restaurant Sales	$44,194	$27,076	$84,013	$60,591
Systemwide Restaurant Sales Growth	63%	(20)%	39%	(9)%
Systemwide Restaurant Same Store Sales Growth	44%	(20)%	20%	(10)%
Corporate Restaurant Sales	$8,730	$5,279	$16,873	$11,068
Corporate Restaurant Sales Growth	65%	(5)%	53%	(1)%
Corporate Restaurant Same Store Sales Growth	39%	(15)%	24%	(11)%
Digital Channel Systemwide Sales	$17,299	$15,491	$34,899	$23,727
Digital Channel Sales Growth	12%	119%	47%	75%
Digital Channel Orders	666	597	1,346	953
Digital Channel Orders % of Systemwide Sales	39%	57%	42%	39%

Systemwide Restaurant Sales

Systemwide restaurant sales is presented as informational data in order to understand the aggregation of franchised stores sales, ghost kitchen and corporate-owned store sales performance. Systemwide restaurant sales growth refers to the percentage change in sales at all franchise restaurants, ghost kitchens and corporate-owned restaurants in one period from the same period in the prior year. Systemwide restaurant same store sales growth refers to the percentage change in sales at all franchise restaurants, ghost kitchens, and corporate-owned restaurants once the restaurant has been in operation after 14 months. See definition below for same store sales.

Corporate-Owned Restaurant Sales

Corporate-owned restaurant sales represent the sales generated by corporate-owned restaurants. Corporate-owned restaurant sales growth refers to the percentage change in sales at all corporate-owned restaurants in one period from the same period in the prior year. Corporate-owned restaurant same stores sales growth refers to the percentage change in sales at all corporate-owned restaurants once the restaurant has been in operation after 14 months. These measures highlight the performance of existing corporate restaurants.

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

Digital Channel Systemwide Sales

We use the measure of digital channel systemwide sales to measure performance of our investments made in our digital platform and partnerships with third party delivery partners. We believe our digital platform capabilities are a vital element to continuing to serve our customers and will continue to be a differentiator for BurgerFi as compared to some of our competitors. Digital channel systemwide sales refer to sales generated through the use of digital platforms across all our franchise and corporate-owned restaurants. Digital channel sales growth refers to the percentage change in sales through our digital platforms in one period from the same period in the prior year for all franchise and corporate-owned restaurants. Digital channel orders and digital channel orders as a percentage of systemwide sales are indicative of the number of orders placed through our digital platforms and the percentage of those digital orders when compared to total number of orders at all our franchise and corporate restaurants

By providing these key metrics, we believe we are enhancing investors’ understanding of our business as well as assisting investors in evaluating how well we are executing our strategic initiatives.

Results of Operations

To reflect the application of different bases of accounting as a result of the business combination transaction (the “Business Combination”) pursuant to which Opes Acquisition Corp. acquired the private operating company formerly called BurgerFi International, LLC and changed its name to BurgerFi International, Inc., the tables provided below separate the Company’s results via a black line into two distinct periods as follows: (1) three and six months ended June 30, 2020 (labeled “Predecessor”) and (2) three and six months ended June 30, 2021 (labeled “Successor”).

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

	Successor	Predecessor	Successor	Predecessor
(in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
REVENUE
Restaurant sales	$8,983	$5,597	$17,379	$11,640
Royalty and other fees	2,164	1,221	4,079	2,917
Royalty - brand development and co-op	545	234	1,056	651
Franchise fees	90	98	198	199
TOTAL REVENUE	11,782	7,150	22,712	15,407
Restaurant level operating expenses:
Food, beverage and paper costs	2,693	1,766	5,115	3,588
Labor and related expenses	2,342	1,342	4,484	2,986
Other operating expenses	2,174	1,248	3,969	2,359
Occupancy and related expenses	788	677	1,561	1,246
General and administrative expenses	3,562	1,252	6,539	2,785
Pre-opening costs	502	47	628	106
Share-based compensation expense	2,595	—	3,117	—
Depreciation and amortization expense	2,171	252	4,279	496
Brand development and co-op advertising expense	651	439	1,373	907
TOTAL OPERATING EXPENSES	17,478	7,023	31,065	14,473
OPERATING (LOSS) INCOME	(5,696)	127	(8,353)	934
Other income	2,128	—	2,242	—
Gain on change in value of warrant liability	12,619	—	7,673	—
Interest expense	(33)	(57)	(41)	(87)
Income before income taxes	9,018	70	1,521	847
Income tax expense	(27)	—	(740)	—
Net Income	8,991	70	781	847
Net Income Attributable to Non-Controlling Interests (predecessor)	—	11	—	16
Net Income Attributable to common shareholders (successor) and Controlling Interests (predecessor)	$8,991	$59	$781	$831

Comparison of the three months ended June 30, 2021 and June 30, 2020

Restaurant Sales

For the three months ended June 30, 2021, the Company’s restaurant sales increased by approximately $3.4 million or 60% compared to the three months ended June 30, 2020. This increase was primarily related to restaurant sales of $1.3 million from six new corporate owned restaurants since the period ending June 30, 2020 and an increase in same store sales of 39% during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Same store sales increases were driven by higher average transaction values, the introduction of our SWAG burger in March 2021 and was also supported by the Company’s digital channel sales growth during the three months ended June 30, 2021.

Royalty and Other Fees

Royalty and other fees increased by approximately $0.9 million, or 77% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 which was primarily driven by an increase in royalty fees from an increase in our franchisees’ same store sales of 45%.

Royalties – Brand Development and Co-op

Royalties – brand development ad co-op advertising increased by approximately $0.3 million, or 133% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This increase was primarily due to the temporary suspension of our brand development program for our franchisees in March 2020 as a result of the COVID-19 outbreak and an increase in our franchisees’ same store sales for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Franchise Fees

Franchise fees decreased by approximately $8,000, or 8% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This decrease primarily relates to additional franchise fees recognized for terminated franchises during the three months ended June 30, 2020.

Restaurant Level Operating Expenses

Restaurant level operating expenses are follows:

	Successor		Predecessor
	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	In dollars	As a percentage of restaurant sales	In dollars	As a percentage of restaurant sales
Food, beverage and paper costs	$2,693	30.0%	$1,766	31.6%
Labor and related expenses	$2,342	26.1%	$1,342	24.0%
Other operating expenses	$2,174	24.2%	$1,248	22.3%
Occupancy and related expenses	$788	8.8%	$677	12.1%

Food, Beverage and Paper Costs

Food, beverage, and paper costs increased by approximately $0.9 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This is due primarily to the operating of five new corporate owned restaurants since the period ended June 30, 2020. As a percentage of corporate restaurant sales, food, beverage, and paper costs were 30.0% for the three months ended June 30, 2021 as compared to 31.6% for the three months ended June 30, 2020. The 160 basis points decrease primarily resulted from a change in our sales mix during the three months ended June 30, 2021.

Labor and Related Expenses

Labor and related expenses increased by approximately $1.0 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was due primarily to operating five new corporate owned restaurants during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, along with less employees in our corporate owned restaurants in the month of March 2020 as a result of temporary closures. As a percentage of corporate restaurant sales, labor and related expenses were 26.1% for the three months ended June 30, 2021 versus 24.0% for the three months ended June 30, 2020. This increase of 210 basis points primarily related to increased labor costs experienced in our stores as compared to that of the prior period as a result of temporary closures in the month of March 2020.

Other Operating Expenses

Other operating expenses increased by approximately $0.9 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This increase was primarily due to the five new corporate owned restaurants opened and operating since June 30, 2020, as well as an increase in delivery fees due to the significant increase in delivery business resulting from the COVID-19 outbreak in 2020.

As a percentage of total corporate restaurant sales, other operating expenses were 24.2% and 22.3% of total restaurant sales for the three months ended June 30, 2021 and 2020, respectively. The increase of 190 basis points during the three months ended June 30, 2021 was primarily due to increased kitchen supplies, credit card fees, and software fees to support our growing digital channel program.

Occupancy and Related Expenses

Occupancy and related expenses increased by approximately $0.1 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This is due primarily to the operating of five new corporate owned restaurants since the period ended June 30, 2020. The decrease of 330 basis points as a percentage of sales is due to the sales increases during the period, creating leverage on occupancy costs which are primarily fixed in nature.

General and Administrative Expenses

General and administrative expenses increased by approximately $2.3 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was primarily driven by an increase in merger and acquisition related expenses of $0.9 million, increased legal, professional, and insurance fees of $0.9 million, and labor costs of $0.5 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Many of these increases were a result of operating a public company beginning in December 2020 as well as the infrastructure costs to support the increased development of our restaurants.

Share-Based Compensation Expense

Share-based compensation expense was $2.6 million for the three months ended June 30, 2021 primarily as a result of restricted stock unit awards under the Company’s 2020 Stock Incentive Plan. There were no such awards for the period ended June 30, 2020.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by approximately $1.9 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. $1.8 million of this increase was due to the amortization of intangible assets during the three months ended June 30, 2021. These intangible assets were acquired in connection with the Business Combination in December 2020.

Brand Development and Co-op Advertising Expense

Brand development and co-op advertising expense increased by approximately $0.2 million, or 48% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This is primarily due to the Company’s increased spending on media production for BurgerFi commercials during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 when there was a temporary suspension of marketing and media spend.

Warrant liability

The Company recorded a non-cash gain of approximately $12.7 million during the three months ended June 30, 2021 related to change in the fair value of the warrant liability since March 31, 2021.

Other Income

Other income increased by approximately $2.1 million for the three months ended June 30, 2021 primarily as a result of a debt forgiveness on our remaining PPP loans (as defined below).

Interest Expense

Interest expense decreased by approximately $24,000 during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This was primarily due to the termination of our line of credit in January 2021 and repayment of certain notes payable in December 2020.

Income Taxes

For the three months ended June 30, 2021, the Company recorded income tax expense of $27,000 as a result of a deferred tax liability for tax goodwill amortization. This resulted in an effective tax rate of approximately 0.3%.

Prior to the Business Combination, the Predecessor had elected to be taxed as a partnership under the provisions of the Internal Revenue Code and similar state provisions. Therefore, there was no income tax recorded by the Company for the comparable Predecessor period from January 1, 2020 to June 30, 2020.

Comparison of the six months ended June 30, 2021 and June 30, 2020

Restaurant Sales

For the six months ended June 30, 2021, the Company’s restaurant sales increased by approximately $5.7 million or 49% compared to the six months ended June 30, 2020. This increase was primarily related to restaurant sales of $2.2 million from six new corporate owned restaurants since the period ending June 30, 2020 and an increase in same store sales of 24% during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Same store sales increases were supported by higher transaction values and the Company’s digital channel sales growth during the six months ended June 30, 2021.

Royalty and Other Fees

Royalty and other fees increased by approximately $1.2 million, or 40% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 which was primarily driven by an increase in royalty fees from an increase in our franchisees’ sales. Year-to-date total franchise same store sales increased by approximately 20% as compared to that of the prior period.

Royalties – Brand Development and Co-op

Royalties – brand development ad co-op advertising increased by approximately $0.4 million, or 62% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This increase was primarily due to the temporary suspension of our brand development program for our franchisees in March 2020 as a result of the COVID-19 outbreak and an increase in our franchisees’ sales for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Franchise Fees

Franchise fees decreased by approximately $1,000, or 1% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This decrease primarily relates to additional franchise fees recognized for terminated franchises during the six months ended June 30, 2020.

Restaurant Level Operating Expenses

Restaurant level operating expenses are follows:

	Successor		Predecessor
	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	In dollars	As a percentage of restaurant sales	In dollars	As a percentage of restaurant sales
Food, beverage and paper costs	$5,115	29.4%	$3,588	30.8%
Labor and related expenses	$4,484	25.8%	$2,986	25.7%
Other operating expenses	$3,969	22.8%	$2,359	20.3%
Occupancy and related expenses	$1,561	9.0%	$1,246	10.7%

Food, Beverage and Paper Costs

Food, beverage, and paper costs increased by approximately $1.5 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This was primarily due to the operating of five new corporate owned restaurants during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. As a percentage of corporate restaurant sales, food, beverage, and paper costs were 29.4% for the six months ended June 30, 2021 as compared to 30.8% for the six months ended June 30, 2020. The 140 basis points decrease primarily resulted from a change in our sales mix during the six months ended June 30, 2021.

Labor and Related Expenses

Labor and related expenses increased by approximately $1.5 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was due primarily to operating five new corporate owned restaurants during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, along with less employees in our corporate owned restaurants in the month of March 2020. As a percentage of corporate restaurant sales, labor and related expenses were 25.8% for the six months ended June 30, 2021 versus 25.7% for the six months ended June 30, 2020. The 10 basis points increase was primarily related to increased labor costs as compared to that of the prior period as a result of temporary closures in the month of March 2020.

Other Operating Expenses

Other operating expenses increased by approximately $1.6 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This increase was primarily due to the five new corporate owned restaurants opened and operating since June 30, 2020, as well as an increase in delivery fees due to the significant increase in delivery business resulting from the COVID-19 outbreak in 2020.

As a percentage of total corporate restaurant sales, other operating expenses were 22.8% and 20.3% of total restaurant sales for the six months ended June 30, 2021 and 2020, respectively. The increase of 250 basis points during the six months ended June 30, 2021 was primarily due to the increase in delivery fees due to the significant increase in delivery business resulting from the COVID-19 outbreak in 2020, and software fees to support our growing digital channel program.

Occupancy and Related Expenses

Occupancy and related expenses increased by approximately $0.3 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase is due primarily to the operating of five new corporate owned restaurants since the period ended June 30, 2020. The decrease of 170 basis points as a percentage of sales is due to the sales increases during the period, creating leverage on occupancy costs which are primarily fixed in nature.

General and Administrative Expenses

General and administrative expenses increased by approximately $3.8 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was primarily driven by an increase in merger and acquisition related expenses of $0.9 million, increased legal, professional, and insurance fees of $2.2 million, and labor costs of $0.7 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Many of these increases were a result of operating a public company beginning in December 2020 as well as the infrastructure costs to support the increased development of our restaurants.

Share-Based Compensation Expense

Share-based compensation expense was $3.1 million for the six months ended June 30, 2021 primarily as a result of restricted stock unit awards under the Company’s 2020 Stock Incentive Plan. There were no such awards for the period ended June 30, 2020.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by approximately $3.8 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. $3.6 million of this increase was due to the amortization of intangible assets during the six months ended June 30, 2021. These intangible assets were acquired in connection with the Business Combination in December 2020.

Brand Development and Co-op Advertising Expense

Brand development and co-op advertising expense increased by approximately $0.5 million, or 51% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This is primarily due to the Company’s increased spending on media production for BurgerFi commercials during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 when there was a temporary suspension of marketing and media spend.

Warrant liability

The Company recorded a non-cash gain of approximately $7.7 million during the six months ended June 30, 2021 related to change in the fair value of the warrant liability since December 31, 2020.

Other Income

Other income increased by approximately $2.2 million for the six months ended June 30, 2021 primarily as a result of a debt forgiveness on all of our PPP loans (as defined below).

Interest Expense

Interest expense decreased by approximately $46,000 during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This was primarily due to the termination of our line of credit in January 2021 and repayment of certain notes payable in December 2020.

Income Taxes

For the six months ended June 30, 2021, the Company recorded income tax expense of $0.7 million, primarily as a result of a valuation allowance on the Company’s deferred tax assets. This resulted in an effective tax rate of approximately 48.7%.

Prior to the Business Combination, the Predecessor had elected to be taxed as a partnership under the provisions of the Internal Revenue Code and similar state provisions. Therefore, there was no income tax recorded by the Company for the comparable Predecessor period from January 1, 2020 to June 30, 2020.

Non-U.S. GAAP Financial Measures

As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”). We define Adjusted EBITDA as net income (loss) before the change in value of warrant liability, interest expense, income tax expense, depreciation and amortization, share-based compensation expense, pre-opening costs, Payroll Protection Loan forgiveness, loss on disposal of property and equipment, legal settlements, and merger and acquisition costs.

We use Adjusted EBITDA to evaluate our performance, both internally and as compared with our peers, because this measure excludes certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. We believe that this adjusted measure provides a baseline for analyzing trends in our underlying business. Share-based compensation expense can be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted. We exclude depreciation and amortization from our adjusted measure due to its non-operational nature. We also believe this presentation is common practice in our industry and improves comparability of our results with those of our peers, although each company’s definitions of adjusted measures may vary as they are not standardized and should be used in light of the provided reconciliations.

We believe that this non-U.S. GAAP financial measure provides meaningful information and help investors understand our financial results and assess our prospects for future performance. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-U.S. GAAP financial measures having the same or similar names. These financial measures should not be considered in isolation from, as substitutes for, or alternative measures of, reported net income or diluted earnings per share, and should be viewed in conjunction with the most comparable U.S. GAAP financial measures and the provided reconciliations thereto. We believe this non-U.S. GAAP financial measure, when viewed together with our U.S. GAAP results and the related reconciliations, provides a more complete understanding of our business. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net income:

	Successor	Predecessor	Successor	Predecessor
(in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net Income Attributable to Common Shareholders (successor) and Controlling Interests (predecessor)	$8,991	$59	$781	$831
Gain on change in value of warrant liability	(12,619)	-	(7,673)	-
Interest expense	33	57	41	87
Income tax expense	27	-	740	-
Depreciation and amortization expense	2,171	252	4,279	496
Share-based compensation expense	2,595	-	3,117	-
Pre-opening costs	502	47	628	106
PPP loan gain	(2,123)	-	(2,237)	-
Loss on disposal of property and equipment	9	-	9	-
Legal settlements	211	-	411	-
M&A	469	39	898	39
Adjusted EBITDA	$266	$454	$994	$1,559

Liquidity, Capital Resources, and COVID-19

Our primary sources of liquidity are cash from operations and cash on hand. At June 30, 2021, we maintained a cash balance of approximately $34.8 million.

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

We believe our existing cash will be sufficient to fund our operating and finance lease obligations, capital expenditures, and working capital needs for at least the next 12 months and the foreseeable future.

On January 30, 2020, the WHO announced a global health emergency because of the COVID-19 outbreak and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. As a result of the required changes to consumer behavior to largely off-premises dining, as well as promotional activities associated with delivery, we experienced steady recovery in the business during the second quarter of 2021. During the second quarter of fiscal year 2021, systemwide same store sales increased 44% compared to the same period last year.

We did not experience any material supply chain difficulties as a result of COVID-19; however, there can be no assurance that we will not experience supply chain challenges in the future. Although we have experienced some recovery since the initial impact of the COVID-19 outbreak and are currently able to meet our obligations as they become due with our cash flow from operations, the long-term impact of the COVID-19 outbreak on the economy and on our business remains uncertain, the duration and scope of which cannot currently be predicted. In addition, we continue to monitor the spread of new variants, including the pandemic’s recent emergence of the Delta variant, as described above.

We are currently able to pay our obligations as they become due, with our current cash balance and cash flow generated from operations. We are constructing additional restaurants and are committed to certain construction payment obligations within the next 12 months. The total amount currently due on these contracts is approximately $1,650,000. We expect capital expenditures to be approximately $15 million during the remainder of 2021.We are also a guarantor for six operating leases for franchised restaurants owned by an affiliated entity of one of our significant shareholders. We may become responsible for the payments under this guarantee. We have determined that the maximum exposure to loss from the lease guarantees amounts to approximately $5,847,000 as of June 30, 2021.

We believe that we will be able to pay these commitments from our cash generated from operations and our current cash balance. Should federal, state or municipal government authorities impose mandatory restrictions in excess of what they currently are, we believe that our current cash balance will allow us the liquidity to meet these commitments.

The following table presents the summary cash flow information for the periods indicated:

	Successor	Predecessor
	Six Months Ended June, 2021	Six Months Ended June 30, 2020
Net cash provided by (used in)
Operating activities	$1,254	$2,389
Investing activities	(3,839)	(2,480)
Financing activities	(3,041)	3,173
Net (decrease) increase in cash	$(5,626)	$3,082

Cash Flows Provided by Operating Activities

During the six months ended June 30, 2021, cash flows provided by operating activities were approximately $1.3 million. The cash flows provided by operating activities resulted from net income of $0.8 million and a net working capital increase of approximately $2.3 million. Our working capital increase was due primarily to an increase in accounts payable and accrued expenses as well as a decrease in other assets. Our accounts payable increase was primarily due to our opening five new corporate owned restaurants and construction of additional restaurants during the six months ended June 30, 2021.

Cash Flows Used in Investing Activities

During the six months ended June 30, 2021, cash flows used in investing activities were approximately $3.8 million due to the construction and development of new corporate owned restaurants. During the six months ended June 30, 2021 the Company opened five new corporate owned restaurants and had two corporate owned restaurants under construction.

Cash Flows Used in Financing Activities

During the six months ended June 30, 2021 cash flows used in financing activities were $3.0 million primarily due to the termination and repayment of our line of credit in the amount of $3.0 million.

PPP Loans

In May 2020, we entered into notes with Pilot Bank, under the CARES Act (the “PPP Loans”) pursuant to which Pilot Bank made loans to us in the aggregate amount of approximately $2.2 million. The PPP Loans were forgiven as of June 30, 2021.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures continued to not be effective as of June 30, 2021, as a result of the material weakness described below.

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

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

Our remediation efforts for these material weaknesses currently consist of the following:

•	we hired a new Chief Financial Officer effective May 3, 2021;
•	we have hired and are actively recruiting additional personnel to address the segregation of duties issues and the application of accounting standards in our financial closing and reporting process;
•	we have engaged external advisors to provide financial accounting and reporting assistance; and
•

we have engaged external advisors to evaluate and document the design and operating effectiveness of our internal control over financial reporting and assist with the remediation and implementation of our internal control function.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there has been no change in our internal control over financial during the three months ended June 30, 2021 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

  PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings disclosed in the 2020 Form 10-K.

ITEM 1A.RISK FACTORS

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in the 2020 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

Except as set forth below, there have been no material changes to the risk factors disclosed in the 2020 Form 10-K.

Our business could be adversely affected by the Delta variant of COVID-19.

The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, a new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread globally and, in the United States, COVID-19 cases have increased significantly. Public health officials and medical professionals have warned that COVID-19 cases may continue to spike, particularly if vaccination rates do not quickly increase or if additional, potent disease variants emerge. It is unclear how long the resurgence will last, how severe it will be, and what safety measures governments will impose in response to it. As cases rise, mask mandates, social-distancing, travel restrictions and stay-at-home orders could be reinstated. Even before the recent increases in cases, many individuals remained cautious about resuming activities. The impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business. An extended period of economic disruption could have a material adverse impact on our business, results of operations, access to sources of liquidity and overall financial condition.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.EXHIBITS

The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit No.	Description

10.1+	Employment Agreement between the Company and Ross Goldstein (Incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K filed by the registrant on April 29, 2021).

31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the

Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or a compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURGERFI INTERNATIONAL, INC.
Date: August 12, 2021
	By:	/s/ JULIO RAMIREZ
Julio Ramirez
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MICHAEL RABINOVITCH
Michael Rabinovitch
Chief Financial Officer
(Principal Financial and Accounting Officer)