Form 10-Q
period 2021-09-30
BurgerFi International, Inc.
filed 2021-11-12
CIK 1723580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of the registrant’s Common Stock outstanding as of November 8th, 2021 was 21,263,400.

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

PART I

FINANCIAL INFORMATION

BurgerFi International Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2021 (unaudited)	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$28,295	$37,150
Cash - restricted	—	3,233
Accounts receivable, net	551	718
Inventory	398	268
Deferred income taxes	—	713
Assets held for sale	732	732
Other current assets	1,507	1,607
TOTAL CURRENT ASSETS	31,483	44,421
PROPERTY & EQUIPMENT, net	15,122	8,004
DUE FROM RELATED COMPANIES	83	74
GOODWILL	123,560	119,542
INTANGIBLE ASSETS, net	111,437	116,824
OTHER ASSETS	246	251
TOTAL ASSETS	$281,931	$289,116
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade and other	$2,391	$1,678
Accrued expenses	2,272	1,203
Other liabilities	4,128	430
Other deposit	907	907
Deferred revenue, current	587	490
Notes payable, current	76	1,438
Revolving line of credit	—	3,012
Deferred income taxes	18	—
TOTAL CURRENT LIABILITIES	10,379	9,158
NON-CURRENT LIABILITIES
Warrant liability	6,111	16,516
Deferred revenue, net of current portion	2,745	2,816
Notes payable, net of current portion	601	1,522
Deferred rent	472	29
TOTAL LIABILITIES	20,308	30,041
COMMITMENTS AND CONTINGENCIES - Note 9
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized, 17,893,476 and 17,541,838 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	268,083	261,298
Accumulated deficit	(6,462)	(2,225)
TOTAL STOCKHOLDERS’ EQUITY	261,623	259,075
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$281,931	$289,116

See Notes to Condensed Consolidated Financial Statements.

BurgerFi International Inc., and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited – in thousands, except share data)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
REVENUE
Restaurant sales	$8,688	$6,592	$26,067	$18,232
Royalty and other fees	1,861	1,770	5,940	4,687
Royalty - brand development and co-op	471	403	1,527	1,054
Franchise fees	95	108	293	307
TOTAL REVENUE	11,115	8,873	33,827	24,280
Restaurant level operating expenses:
Food, beverage and paper costs	2,671	1,966	7,786	5,554
Labor and related expenses	2,504	1,848	6,988	4,834
Other operating expenses	1,892	1,580	5,861	3,939
Occupancy and related expenses	719	862	2,280	2,108
General and administrative expenses	4,060	2,196	10,599	4,981
Pre-opening costs	615	18	1,243	124
Store closure costs	132	—	132	—
Share-based compensation expense	3,668	—	6,785	—
Depreciation and amortization expense	2,194	315	6,473	811
Brand development and co-op advertising expense	412	915	1,785	1,822
TOTAL OPERATING EXPENSES	18,867	9,700	49,932	24,173
OPERATING (LOSS) INCOME	(7,752)	(827)	(16,105)	107
Other (loss) income	(2)	—	2,240	—
Gain on change in value of warrant liability	2,732	—	10,405	—
Interest expense	(5)	(10)	(46)	(97)
(Loss) income before income taxes	(5,027)	(837)	(3,506)	10
Income tax (expense) benefit	9	—	(731)	—
Net (Loss) Income	(5,018)	(837)	(4,237)	10
Net Income Attributable to Non-Controlling Interests (predecessor)	—	5	—	21
Net Loss Attributable to common shareholders (successor) and Controlling Interests (predecessor)	$(5,018)	$(842)	$(4,237)	$(11)
Weighted average common shares outstanding
Basic	17,892,769		17,866,168
Diluted	17,895,932		18,154,434
Net Loss per common share
Basic	$(0.28)		$(0.24)
Diluted	$(0.28)		$(0.93)

See Notes to Condensed Consolidated Financial Statements.

BurgerFi International Inc., and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’/Members’ Equity

(Unaudited– in thousands, except share data)

			Predecessor, Three Months Ended
For the three months ended September 30, 2020			Controlling Interest	Noncontrolling Interest	Total Members’ Equity
Balance, June 30, 2020			$3,258	$31	$3,289
Net (Loss) Income			(842)	5	(837)
Distributions			(613)	(36)	(649)
Balance, September 30, 2020			$1,803	$—	$1,803

	Successor, Three Months Ended
	Common Stock		Additional Paid-in	Accumulated
For the three months ended September 30, 2021	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2021	17,838,476	$2	$264,415	$(1,444)	$262,973
Share-based compensation	—	—	3,615	—	3,615
Shares issued for share-based compensation	55,000	—	53	—	53
Net loss	—	—	—	(5,018)	(5,018)
Balance, September 30, 2021	17,893,476	$2	$268,083	$(6,462)	$261,623

			Predecessor, Nine Months Ended
For the nine months ended September 30, 2020			Controlling Interest	Noncontrolling Interest	Total Members’ Equity
Balance, December 31, 2019			$2,492	$15	$2,507
Net (Loss) Income			(11)	21	10
Distributions			(678)	(36)	(714)
Balance, September 30, 2020			$1,803	$—	$1,803

	Successor, Nine Months Ended
	Common Stock		Additional Paid-in	Accumulated
For the nine months ended September 30, 2021	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	17,541,838	$2	$261,298	$(2,225)	$259,075
Share-based compensation	—	—	6,657	—	6,657
Shares issued for share-based compensation	60,000	—	128	—	128
Shares issued for warrant exercises	7,969	—	—	—	—
Exchange of UPO units	283,669	—	—	—	—
Net loss	—	—	—	(4,237)	(4,237)
Balance, September 30, 2021	17,893,476	$2	$268,083	$(6,462)	$261,623

See Notes to Condensed Consolidated Financial Statements.

BurgerFi International Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited – in thousands)

	Successor	Predecessor
	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net (loss) income	$(4,237)	$10
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Provision for bad debts	44	—
Depreciation and amortization	6,473	811
Gain on PPP loan forgiveness	(2,237)	—
Deferred income taxes	731	—
Share-based compensation	6,785	—
Forfeited franchise deposits	(128)	—
Change in fair value of warrant liability	(10,405)	—
Loss on disposal of property and equipment	22	—
Changes in operating assets and liabilities
Accounts receivable	99	21
Inventory	(130)	(3)
Other assets	74	237
Accounts payable - trade and other	669	695
Other liabilities	(201)	—
Accrued expenses	1,069	44
Deferred revenue	116	96
Deferred rent	443	371
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(813)	$2,282
NET CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,182)	(1,929)
Trademark cost	(26)	—
Advances to related companies	(9)	(6,874)
Repayments from related companies	—	5,073
Purchase of store	—	(650)
Deposit on sale	—	907
NET CASH USED IN INVESTING ACTIVITIES	$(8,217)	$(3,473)
NET CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on revolving line of credit	—	1,648
Payments on revolving line of credit	(3,012)	(1,301)
Notes payable proceeds	—	2,406
Payments on notes payable	(46)	(22)
Members’ distributions	—	(714)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(3,058)	$2,017
NET (DECREASE) INCREASE IN CASH	(12,088)	826
CASH, INCLUDING RESTRICTED CASH, beginning of period	40,383	2,417
CASH, INCLUDING RESTRICTED CASH, end of period	$28,295	$3,243

See Notes to Condensed Consolidated Financial Statements.

BurgerFi International Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business and Organization

BurgerFi International, Inc. (“BurgerFi,” the “Company,” or “Successor,” also “we,” “us,” and “our”), is a fast-casual “better burger” concept with 116 franchised and corporate owned restaurants, renowned for delivering an exceptional, all-natural premium burger experience in a refined, contemporary environment. BurgerFi offers a classic American menu of premium burgers, hot dogs, crispy chicken, frozen custard, hand-cut fries and onion rings, shakes, beer, wine and more. BurgerFi has become the go-to better burger restaurant for good times and high-quality food across the United States and beyond. Known for delivering the all-natural burger experience in a fast-casual environment, BurgerFi is committed to an uncompromising and rewarding dining experience that promises fresh food of transparent quality.

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

Store activity for the period ended September 30, 2021 and the year ended December 31, 2020 is as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Franchised stores, beginning of the period	97	102	117
Stores opened during the period	—	3	9
Stores transferred/sold to the Company	—	—	(2)
Stores closed during the period	(4)	(12)	(22)
Franchised stores, end of the period	93	93	102

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Corporate owned stores, beginning of the period	22	17	13
Stores opened during the period	2	7	2
Stores transferred/sold to the Company	—	—	2
Stores closed during the period	(1)	(1)	—
Corporate owned stores, end of the period	23	23	17

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The pandemic has significantly impacted economic conditions in the United States, where all of our corporate restaurants are located. The Company first began to experience impacts from COVID-19 around the middle of March 2020, as federal, state and local governments began to react to the public health crisis by encouraging or requiring social distancing, instituting stay-at-home orders, and requiring, in varying degrees, restaurant dine-in limitations, capacity limitations or other restrictions that largely limited restaurants to take-out, drive-thru and delivery sales. As a result of the required changes to consumer behavior to largely off-premises dining, as well as promotional activities associated with delivery, the Company experienced some recovery in sales at the end of the second quarter of 2020. The Company’s most significant declines in sales were in late March 2020 through the third week in April 2020. The Company continued to experience steady recovery in the business during the period ended September 30, 2021. However, it is possible that further outbreaks could limit our recovery. The Company continues to monitor the spread of new variants, including the pandemic’s recent emergence of the Delta variant, which appears to be the most transmissible variant to date and resulted in an increase in cases in the United States and globally. Despite a recent decline in cases, hospitalizations and deaths in large portions of the United States, mask mandates, social-distancing, travel restrictions and stay-at-home orders could be reinstated. The impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators. An extended period of economic disruption could have a material adverse impact on our business, results of operations, access to sources of liquidity and overall financial condition.

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

New Accounting Pronouncements

In February 2016, the FASB issued guidance which requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months and disclose certain information about the leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. As an emerging growth company, this guidance will be effective for our fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of the adoption of the new standard on the unaudited condensed consolidated financial statements.

In June 2016, the FASB issued guidance which was subsequently amended by various standard updates. This guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information when determining credit loss estimates and requires financial assets to be measured net of expected credit losses at the time of initial recognition. As an emerging growth company, this guidance will be effective for our fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of the new standard on the unaudited condensed consolidated financial statements.

In July 2021, the FASB issued guidance that requires lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if (a) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with lease classification criteria and (b) the lessor would have otherwise recognized a day-one loss. As a public company, this amendment is effective for our fiscal years beginning after December 15, 2022, with early adoption permitted. This guidance may be applied either retrospectively to leases that commenced or were modified on or after the adoption of lease guidance we adopted in 2019 or prospectively to leases that commence or are modified on or after the date that this new guidance is applied. The Company is currently evaluating the impact of adoption of the new standard on the unaudited condensed consolidated financial statements.

In October 2021, the FASB issued guidance which requires entities to recognize contract assets and contract liabilities in a business combination. As a public company, this standard will be effective for our fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and will be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the standard is permitted. The Company is currently evaluating the impact of the adoption of the new standard on the unaudited condensed consolidated financial statements.

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

The Company has considered the effect of (1) warrants outstanding to purchase 15,063,900 shares of common stock (2) 75,000 shares of common stock and warrants to purchase 75,000 shares of common stock in the unit purchase option, and (3) 2,297,300 shares underlying grants of restricted stock units in the calculation of income per share.

The historical partnership equity structure of BurgerFi did not include outstanding member units and as such, earnings per share information is omitted for the Predecessor periods.

Reconciliation of Net Loss per Common Share

Basic and diluted loss per common share is calculated as follows (in thousands, except share data):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Numerator:
Net loss attributable to common shareholders	$(5,018)	$(4,237)
Reversal of Gain on change in value of warrant liability	-	(12,619)
Net loss attributable to common shareholders, diluted	$(5,018)	$(16,856)

Denominator:
Weighted average common shares outstanding, basic	17,892,769	17,866,168
Effect of dilutive securities
Warrants	-	282,472
UPOs	3,163	5,794
Diluted weighted average shares outstanding	17,895,932	18,154,434

Basic net loss per common share	$(0.28)	$(0.24)
Diluted net loss per common share	$(0.28)	$(0.93)

For the three months ended September 30, 2021, there were no dilutive warrants. Excluded from the diluted weighted average shares outstanding for the three months ended September 30, 2021 are share equivalents of 1,529,200 and 7,600 related to warrants and UPOs, respectively, as such amounts are anti-dilutive.

For the nine months ended September 30, 2021, there were dilutive warrants only for the quarter ended June 30, 2021, and as such the reversal of the change in value of warrant liability is included for that period. Included in the diluted weighted shares outstanding for the nine months ended September 30, 2021 is the respective average share equivalents of dilutive warrants and UPOs for that period.

3. Property & Equipment

Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Leasehold improvements	$12,181	$5,477
Kitchen equipment and other equipment	2,346	1,548
Computers and office equipment	553	208
Furniture & fixtures	1,099	792
Vehicles	33	27
	16,212	8,052
Less: Accumulated depreciation	(1,090)	(48)
Property and equipment – net	$15,122	$8,004

Depreciation expense for the Successor period for the three and nine months ended September 30, 2021 was $387,000 and $1,042,000, respectively. Depreciation expense for the Predecessor period for the three and nine months ended September 30, 2020 was $299,000 and $785,000, respectively. In conjunction with the Business Combination, the basis of all property and equipment was recognized at fair value in purchase accounting.

Included within Leasehold improvements is approximately $3,972,000 and $103,000 as of September 30, 2021 and December 31, 2020 related to construction in progress. Such amounts are not depreciated until placed into service.

4. Intangible Assets

The following is a summary of the components of intangible assets and the related accumulated amortization.:

	September 30, 2021			December 31, 2020
Intangible Assets (in thousands)	Amount	Accumulated Amortization	Net Carrying Value	Amount	Accumulated Amortization	Net Carrying Value
Franchise agreements	$24,839	$2,809	$22,030	$24,839	$147	$24,692
Trade names / trademarks	83,060	2,191	80,869	83,033	115	82,918
Liquor license	235	—	235	235	—	235
Reef Kitchens license agreement	8,882	703	8,179	8,882	37	8,845
VegeFi product	135	11	124	135	1	134
	$117,151	$5,714	$111,437	$117,124	$300	$116,824

Liquor license is considered to have an indefinite life and is reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairments were recognized for the nine months ended September 30, 2021 and 2020.

Amortization expense for the Successor period for the three and nine months ended September 30, 2021 was $1,807,000 and $5,431,000, respectively. Included within amortization expense is $3,000 and $18,000 for the three and nine months ended September 30, 2021 related to the amortization of lease acquisition costs. The intangible assets for the Predecessor period from January 1, 2020 to September 30, 2020 were determined to be indefinite life intangibles. As such, no amortization expense was recognized for the three and nine months ended September 30, 2020. The estimated aggregate amortization expense for intangible assets over the next five years ending December 31 and thereafter is as follows:

(in thousands)
Remainder of 2021	$1,804
2022	7,219
2023	7,219
2024	7,219
2025	7,219
2026 and thereafter	80,522
Total	$111,202

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

The former members of BurgerFi may be entitled to additional shares of Common Stock if certain stock price targets are met by the Company (“Earnout Share Consideration”) on a pro-rata basis based on their pre-closing ownership percentages subject to the Company achieving certain share price targets through December 15, 2023. No such price targets were achieved during the nine months ended September 30, 2021.

The allocation of the excess purchase price was based upon preliminary estimates and assumptions and is subject to revision when the Company receives final information. Accordingly, the measurement period for such purchase price allocations will end when the information, or the facts and circumstances, become available, but will not exceed twelve months from the date of acquisition.

The following table represents changes to goodwill from the initial purchase price allocation as of September 30, 2021:

(in thousands)
Goodwill as of December 31, 2020	$119,542
Adjustments	4,018
Goodwill as of September 30, 2021	$123,560

Adjustments to goodwill during the period ended September 30, 2021 were made to reflect the facts and circumstances in existence as of the Business Combination date and include updates to estimates of provisional amounts recorded as of the Business Combination date. The adjustments primarily related to updating the fair value recorded for a provisional estimate of lease guarantees provided by the Company. See Note 6. The adjustment resulted in an increase to goodwill and other liabilities on the accompanying condensed consolidated balance sheet.

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

The Company is a guarantor for six operating leases for those affiliated entities and an unrelated party. The Company may become responsible for the payments under its guarantee. The Company has determined that its maximum exposure to loss on the VIEs that it is not the primary beneficiary on that results from the lease guarantees amounts to approximately $5,431,000.

The Company recognized a liability of $3,214,000 for the estimated fair value of the lease guarantee as a provisional measurement period adjustment. The amount recorded represents the present value of estimated probable future payments for which the Company may be liable. Such amount has been included in other liabilities on the accompanying condensed consolidated balance sheet.

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

During 2020, the Company negotiated a release from the banks of the lien on the equipment in these restaurants and was able to have the leases on the restaurants assigned to BurgerFi. On December 31, 2020, BurgerFi discontinued the management of the two restaurants by termination of the APM and the franchise agreements. As a result of the discontinuation and termination of the APM, the franchisee was deconsolidated on December 31, 2020.

Net sales for the consolidated VIE for the Predecessor period for the three and nine months ended September 30, 2020 were $1,005,000 and $2,701,000, respectively. Net loss for the consolidated VIE for the Predecessor period for the three and nine months ended September 30, 2020 was $37,000 and $59,000, respectively.

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

There were approximately $83,000 and $74,000 included as due from related companies in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. There were no amounts due to related companies as of September 30, 2021 and December 31, 2020.

For the Successor period, for the three and nine months ended due September 30, 2021, the Company received royalty revenue from franchisees related to a significant shareholder totaling approximately $83,000 and $274,000, respectively. For the Predecessor period, for the three and nine months ended September 30, 2020, the Company received royalty revenue from franchisees related to a significant shareholder totaling approximately $90,000 and $272,000, respectively.

The Company leases building space for its corporate office from an entity related to a significant shareholder. This lease has a 36 month term, effective January 1, 2020. For the Successor period, for the three and nine months ended September 30, 2021, rent expense was approximately $54,000 and $166,000, respectively. For the Predecessor period, for the three and nine months ended September 30, 2020, rent expense was $40,000 and $120,000, respectively.

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

8. Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Lease Acquisition Costs, net of accumulated amortization	$—	$18
Deposits and other non-current assets	246	233
Other assets	$246	$251

9. Commitments and Contingencies

Leases

The Company has entered into operating leases for its corporate headquarters and company owned and operated restaurants. For the Successor period, for the three and nine months ended September 30, 2021, rent expense under these leases was approximately $1,020,000 and $2,752,000, respectively. For the Predecessor period, for the three and nine months ended September 30, 2020, rent expense for these leases was approximately $881,000 and $2,196,000, respectively. These lease agreements expire on various dates through 2032 and have renewal options. Approximate future minimum payments on these operating leases as of September 30, 2021 are as follows (in thousands):

Remainder of 2021	$807
2022	3,855
2023	3,851
2024	3,254
2025	3,004
2026 and thereafter	15,508

Sale Commitment

In February 2020, the Company entered into an asset purchase agreement with an unrelated third party for the sale of substantially all of the assets of one of our corporate owned restaurants for an aggregate purchase price of $1,299,000. During January 2020 to April 2020, the Company received three cash deposits totaling $906,500 in connection with this transaction. The closing of this transaction has been delayed due to additional negotiation that has been on-going through the filing date of this report. In the event the transaction is terminated, the Company will begin operating the restaurant, and return the $906,500 to the unrelated third-party purchaser. Assets used in the operations of such restaurant totaling $732,000 have been classified as held for sale as of September 30, 2021 and December 31, 2020 condensed consolidated balance sheets, respectively.

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

On December 1, 2019, a complaint was filed by a former officer of the Company (“Plaintiff”) against BurgerFi International, LLC for certain alleged breaches of an employment agreement. BurgerFi International, LLC filed a motion to dismiss the complaint on February 13, 2020. On May 20, 2020, the motion to dismiss was heard being granted in part and denied in part. The portion of the complaint not dismissed was answered by BurgerFi International, LLC with affirmative defenses raised on July 7, 2020. Plaintiff served various discovery requests (including notices of non-party subpoenas) on July 9, 2020 as well as a motion to strike BurgerFi International, LLC’s affirmative defenses on July 16, 2020. BurgerFi International, LLC filed objections to the non-party subpoenas on July 20, 2020. On September 11, 2020, a motion to dismiss was heard by the court and certain claims were dismissed. The complaint now involves claims for alleged Breach of Contract (Count I) and alleged Action for Equitable Relief Including an Accounting and Constructive Lien (Count II). Mediation was held on June 15, 2021, but the parties were not able to come to an agreement. Plaintiff filed an Amended Complaint on August 31. BurgerFi International, LLC filed an Answer and Affirmative Defense to the Plaintiff’s Amended Complaint on September 30, 2021 and discovery is ongoing between the parties. The Company cannot predict the outcome of the action at this time. As a result, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action. The Company does not believe this claim will result in a material unfavorable outcome.

On July 8, 2020, the Company received a letter from an attorney hired on behalf of a former employee of the Company. This former employee was terminated for cause on May 5, 2020. This letter claims that the former employee was terminated wrongfully by the Company. The Company has reported the claim to its insurance carrier and outside counsel has been retained. Our counsel sent a letter to this former employee’s attorney denying all claims and the parties met for mediation on September 4, 2020 but were unable to resolve this matter. On June 28, 2021, the Company was advised that this former employee filed suit, and on August 2, 2021, the Company accepted service of this lawsuit. On September 24, 2021, the Company moved to dismiss former employee’s complaint for failing to state a claim. The Company cannot predict the outcome of the action at this time. As a result, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action. The Company does not believe this claim will result in a material unfavorable outcome.

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

11. Notes Payable

Notes payable consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Installment note payable	$509	$555
Other notes payable - No recourse to the general credit of the Company	168	168
Paycheck Protection Program (“PPP”)	—	2,237
Total notes payable	677	2,960
Less: current portion	(76)	(1,438)
Total notes payable - long term portion	$601	$1,522

On May 11, 2020, the Company received loan proceeds in the amount of $2,237,000 under the Paycheck Protection Program (“PPP”). During the nine months ended September 30, 2021, all PPP loans amounting to $2,237,000 were forgiven by the Small Business Administration (“SBA”). The SBA may undertake a review of a loan of any size during the six‐year period following forgiveness of the loan, however loans in excess of $2 million are subject to a mandatory audit. The audit will include the loan forgiveness application, as well as whether the Company met the eligibility requirements of the program and received the proper loan amount. The timing and outcome of any SBA review is not known.

The installment note payable relates to a note payable to an individual, issued in connection with the Company’s April 2020 acquisition of a franchised restaurant, which requires monthly payments of $9,000 over a seven-year amortization including 7% interest, with a maturity date of May 1, 2027. The Other notes payable relates to an Economic Injury Disaster Loan (“EIDL”) from the Small Business Administration (“SBA”) and is primarily for one corporate owned restaurant.

12. Supplemental Disclosure of Noncash Activities

As noted in Note 5, during the nine months ended September 30, 2021, the Company recorded certain adjustments to goodwill in the amount of $4,018,000, to update the estimates of provisional amounts recorded as of the Business Combination date.

13. Stockholders’ Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 17,893,476 shares and 17,541,838 shares of common stock outstanding, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Warrants and Options

As of September 30, 2021, the Company had the following warrants and options outstanding:

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

During the nine months ended September 30, 2021, the Company exchanged 675,000 UPO units for 283,669 common shares in a cashless exercise and issued 7,969 shares in cashless warrant exercises.

Warrant Liability

The Company has certain warrants which include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging, with changes in fair value included in the condensed consolidated statement of operations.

The liability classified warrants were priced using a Dynamic Black Scholes model. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price, risk free interest rate and volatility assumptions. The warrant liability was $6,111,000 and $16,516,000 at September 30, 2021 and December 31, 2020, respectively. The change in value of warrant liability for the three and nine months ended September 30, 2021 was $2,732,000, and $10,405,000, respectively and is recognized in the accompanying condensed consolidated statement of operations. There were no warrants outstanding in the Predecessor period.

The following is an analysis of changes in the warrant liability for the nine months ended September 30, 2021:

(in thousands)	Level 3 (Black Scholes)
Liability at December 31, 2020	$16,516
Gain during the nine months ended September 30, 2021	(10,405)
Liability at September 30, 2021	$6,111

The fair value of the warrants are determined using the publicly-traded price of our common stock on the valuation dates of $8.66 on September 30, 2021 and $13.69 on December 31, 2020. The fair value is calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including the expected term, expected volatility, risk-free interest rate, dividend rate and service period.

The fair value of private share warrants for the Successor period were estimated using a Dynamic Black Sholes model. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price, risk free interest rate and volatility assumptions. The calculated warrant price for private warrants was $1.70 and $4.60 on September 30, 2021 and December 31, 2020, respectively.

The input variables for the Black Scholes are noted in the table below:

	2021	2020
Risk-free interest rate	0.80%	0.36%
Expected life in years	4.21	5
Expected volatility	35.0%	30.0%
Expected dividend yield	0%	0%

14. Share-based Compensation

The Company has the ability to grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance compensation awards to current or prospective employees, directors, officers, consultants or advisors under the Company’s 2020 Omnibus Equity Incentive Plan.

 Restricted Stock Units

The following table summarizes activity of Restricted Stock Units during the nine months ended September 30, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	1,250,000	$15.28
Granted	1,320,700	$13.48
Vested	(5,000)	$10.66
Forfeited	(268,400)	$13.92
Non-vested at September 30, 2021	2,297,300	$14.37

Share-based compensation recognized during the three and nine months ended September 30, 2021 was $3,668,000 and $6,785,000, respectively. As of September 30, 2021, there was approximately $26,438,000 of total unrecognized compensation cost related to unvested restricted stock units or performance stock awards to be recognized over a weighted average period of 3.59 years.

The unrecognized portion of share-based compensation for unvested Market Condition restricted stock units (included in above) is approximately $2,372,000 over 1.51 years. As detailed below, the fair value of the Market Condition restricted stock units was determined using a Monte Carlo simulation model.

Performance Shares

The Company grants performance-based awards to certain officers and key employees and a consultant. The vesting of these awards is contingent upon meeting one or more defined operational or financial goals (a performance condition) or common stock share prices (a market condition).

The fair values of the performance condition awards granted were determined using the fair market value of the Company’s common stock on the date of grant. Share-based compensation expense recorded for performance condition awards is re-evaluated at each reporting period based on the probability of the achievement of the goal. The achievement of certain goals was deemed probable as of September 30, 2021. Accordingly, the Company recognized share-based compensation expense of approximately $2,896,000 and $4,090,000, respectively, in relation to these awards during the three and nine months ended September 30, 2021.

The fair value of market condition awards granted were estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and is applied to the trading price of our common stock on the date of grant. In July 2021, the Company modified the terms related to certain of its market condition awards. As a result of this modification, the Company recorded additional share based compensation of $54,000 during the three and nine months ended September 30, 2021.

The input variables are noted in the table below:

	2021	2020
Risk-free interest rate	0.56%	0.18%
Expected life in years	3.47	3
Expected volatility	64.3%	65.9%
Expected dividend yield (a)	0%	0%

(a)	The Monte Carlo method assumes a reinvestment of dividends.

Share-based compensation expense is recorded ratably for market condition awards during the requisite service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met. During the three and nine months ended September 30, 2021, $374,000, and $1,772,000, respectively, was recognized as share-based compensation expense for the market condition awards.

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

The following table summarizes activity of the restricted stock units by vesting condition during the nine months ended September 30, 2021:

	Performance Condition		Service Condition		Market Condition
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	950,000	$15.70	200,000	$15.70	100,000	$10.45
Granted	783,700	$15.49	77,000	$14.37	460,000	$9.91
Vested	—		(5,000)	$10.66	—
Forfeited	(148,400)	$16.15	—		(120,000)	$11.17
Non-vested at September 30, 2021	1,585,300	$15.54	272,000	$15.42	440,000	$9.50

15. Subsequent Events

On October 8, 2021, the Company entered into a Stock Purchase Agreement, as amended on November 3, 2021, to acquire 100% of the equity interests in Hot Air, Inc. (“Hot Air”). Hot Air through its subsidiaries, owns the business of operating upscale casual dining pizza restaurants in the specialty pizza and wings segment under the trade name Anthony’s Coal Fired Pizza (“AFCP”). As of September 30, 2021, Hot Air had 61 company owned restaurants in Florida, Delaware, Pennsylvania, New Jersey, New York, Massachusetts, Maryland and Rhode Island.

On November 3, 2021, the Company completed its acquisition of Hot Air for a total purchase price of approximately $156.6 million. The consideration was comprised of $53.0 million of non-convertible, redeemable preferred stock, $28.0 million of common stock, and the assumption of net indebtedness of $75.6 million.

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

Overview

We are a fast-casual “better burger” concept with 116 franchised and corporate owned restaurants, renowned for delivering an exceptional, all-natural premium burger experience in a refined, contemporary environment. BurgerFi offers a classic American menu of premium burgers, hot dogs, crispy chicken, frozen custard, hand-cut fries and onion rings, shakes, beer, wine and more. Originally founded in February 2011 in sunny Lauderdale-by-the-Sea, Florida, the purpose was simple – redeFining the way the world eats burgers by providing an upscale burger offering, at a fast-casual price point. We have become the go-to burger restaurant for good times and high-quality food across the United States and beyond. Known for delivering the all-natural burger experience in a fast-casual environment, BurgerFi is committed to an uncompromising and rewarding dining experience that promises fresh food of transparent quality.

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

Since our inception, we have grown steadily—with 116 BurgerFi restaurants, as of September 30, 2021, in 2 countries and 22 states and Puerto Rico—and we continue to expand, bringing the BurgerFi experience to new guests around the world.

Significant Recent Developments Regarding COVID-19

During March 2020, a global pandemic was declared by the World Health Organization (“WHO”) related to the rapidly spreading outbreak of a novel strain of coronavirus (the “COVID-19 outbreak”). The pandemic has significantly impacted economic conditions in the United States, where all of our Company’s restaurants are located. We first began to experience impacts from the COVID-19 outbreak around the middle of March 2020, as federal, state and local governments began to react to the public health crisis by encouraging or requiring social distancing, instituting stay-at-home orders, and requiring, in varying degrees, restaurant dine-in limitations, capacity limitations or other restrictions that largely limited restaurants to take-out, drive-thru and delivery sales. As a result of the required changes to consumer behavior to largely off-premises dining, as well as promotional activities associated with delivery, we saw some recovery in sales at the end of the second quarter of 2020. Our most significant declines in sales were in late March through the third week in April. Beginning in May 2020 and through the end of 2020, sales began to recover. We continued to experience a steady recovery during the period ended September 30, 2021, as systemwide same store sales increased 17% compared to the nine months ended September 30, 2020.

We did not experience any material supply chain difficulties as a result of the COVID-19 outbreak during the nine months ended September 30, 2021; however, there can be no assurances that we will not experience supply chain challenges in the future. Although we have experienced some recovery since the initial impact of the COVID-19 outbreak and are able to meet our obligations as they become due with our cash flow from operations, the long-term impact of the COVID-19 outbreak on the economy and on our business remains uncertain, the duration and scope of which cannot currently be predicted. In addition, we continue to monitor the spread of new variants, including the emergence of the Delta variant, which appears to be the most transmissible variant to date and resulted in an increase in cases in the United States and globally. Despite a recent decline in cases, hospitalizations and deaths in large portions of the United States, mask mandates, social-distancing, travel restrictions and stay-at-home orders could be reinstated. The impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators. An extended period of economic disruption could have a material adverse impact on our business, results of operations, access to sources of liquidity and overall financial condition.

Key Metrics

The following key metrics are important indicators of the overall direction of our business, including trends in sales and the effectiveness of our marketing, operating, and growth initiatives:

	Successor	Predecessor	Successor	Predecessor
(in thousands except for percentage data)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Systemwide Restaurant Sales	$41,407	$33,165	$125,420	$93,644
Systemwide Restaurant Sales Growth	25%	(1)%	34%	(6)%
Systemwide Restaurant Same Store Sales Growth	8%	(8)%	17%	(15)%
Corporate-Owned Restaurant Sales	$8,470	$6,317	$25,344	$17,385
Corporate-Owned Restaurant Sales Growth	34%	24%	46%	7%
Corporate-Owned Restaurant Same Store Sales Growth	7%	(10)%	18%	(17)%
Franchise Restaurant Sales	$32,937	$26,848	$100,043	$76,123
Franchise Restaurant Sales Growth	23%	(5)%	31%	(8)%
Franchise Restaurant Same Store Sales Growth	9%	(7)%	16%	(15)%
Digital Channel Systemwide Sales	$15,383	$15,946	$50,282	$39,673
Digital Channel Sales Growth	(4)%	116%	27%	89%
Digital Channel Orders	586	644	1,932	1,597
Digital Channel Orders % of Systemwide Sales	37%	46%	40%	40%

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

Franchise Restaurant Sales

Franchise restaurant sales represent the sales generated by franchisee-owned restaurants. Franchise restaurant sales growth refers to the percentage change in sales at all franchise restaurants in one period from the same period in the prior year. Franchise restaurant same stores sales growth refers to the percentage change in sales at all franchise restaurants once the restaurant has been in operation after 14 months. These measures highlight the performance of existing franchise restaurants.

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

Digital Channel Systemwide Sales

We use the measure of digital channel systemwide sales to measure performance of our investments made in our digital platform and partnerships with third party delivery partners. We believe our digital platform capabilities are a vital element to continuing to serve our customers and will continue to be a differentiator for BurgerFi as compared to some of our competitors. Digital channel systemwide sales refer to sales generated through the use of digital platforms across all our franchise and corporate-owned restaurants. Digital channel sales growth refers to the percentage change in sales through our digital platforms in one period from the same period in the prior year for all franchise and corporate-owned restaurants. Digital channel orders and digital channel orders as percentages of systemwide sales are indicative of the number of orders placed through our digital platforms and the percentage of those digital orders when compared to total number of orders at all our franchise and corporate restaurants

By providing these key metrics, we believe we are enhancing investors’ understanding of our business as well as assisting investors in evaluating how well we are executing our strategic initiatives.

Results of Operations

To reflect the application of different bases of accounting as a result of the business combination transaction (the “Business Combination”) pursuant to which Opes Acquisition Corp. acquired the private operating company formerly called BurgerFi International, LLC and changed its name to BurgerFi International, Inc., the tables provided below separate the Company’s results via a black line into two distinct periods as follows: (1) three and nine months ended September 30, 2020 (labeled “Predecessor”) and (2) three and nine months ended September 30, 2021 (labeled “Successor”).

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

	Successor	Predecessor	Successor	Predecessor
(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
REVENUE
Restaurant sales	$8,688	$6,592	$26,067	$18,232
Royalty and other fees	1,861	1,770	5,940	4,687
Royalty - brand development and co-op	471	403	1,527	1,054
Franchise fees	95	108	293	307
TOTAL REVENUE	11,115	8,873	33,827	24,280
Restaurant level operating expenses:
Food, beverage and paper costs	2,671	1,966	7,786	5,554
Labor and related expenses	2,504	1,848	6,988	4,834
Other operating expenses	1,892	1,580	5,861	3,939
Occupancy and related expenses	719	862	2,280	2,108
General and administrative expenses	4,060	2,196	10,599	4,981
Pre-opening costs	615	18	1,243	124
Store closure costs	132	—	132	—
Share-based compensation expense	3,668	—	6,785	—
Depreciation and amortization expense	2,194	315	6,473	811
Brand development and co-op advertising expense	412	915	1,785	1,822
TOTAL OPERATING EXPENSES	18,867	9,700	49,932	24,173
OPERATING (LOSS) INCOME	(7,752)	(827)	(16,105)	107
Other (loss) income	(2)	—	2,240	—
Gain on change in value of warrant liability	2,732	—	10,405	—
Interest expense	(5)	(10)	(46)	(97)
(Loss) income before income taxes	(5,027)	(837)	(3,506)	10
Income tax (expense) benefit	9	—	(731)	—
Net (Loss) Income	(5,018)	(837)	(4,237)	10
Net Income Attributable to Non-Controlling Interests (predecessor)	—	5	—	21
Net Loss Attributable to common shareholders (successor) and Controlling Interests (predecessor)	$(5,018)	$(842)	$(4,237)	$(11)

Comparison of the three months ended September 30, 2021 and September 30, 2020

Restaurant Sales

For the three months ended September 30, 2021, the Company’s restaurant sales increased by approximately $2.1 million or 32% compared to the three months ended September 30, 2020. This increase was primarily related to restaurant sales of $2.1 million from the operation of eight new corporate owned restaurants during the three months ended September 30, 2021 and an increase in same store sales of 7% during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Same store sales increases were driven by higher average transaction values resulting from price increases which took effect in June 2021 as well as the introduction of our SWAG burger in March 2021.

Royalty and Other Fees

Royalty and other fees increased by approximately $91 thousand, or 5% for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 which was primarily driven by an increase in royalty fees from a 23% increase in our franchises’ sales.

Royalties – Brand Development and Co-op

Royalties – brand development ad co-op advertising increased by approximately $68 thousand, or 17% for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This increase was primarily due to 23% increase in our franchisees’ sales.

Franchise Fees

Franchise fees decreased by approximately $13 thousand, or 12% for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This decrease primarily relates to higher franchise fees recognized for terminated franchises during the three months ended September 30, 2020.

Restaurant Level Operating Expenses

Restaurant level operating expenses are as follows:

	Successor		Predecessor
	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	In dollars	As a percentage of restaurant sales	In dollars	As a percentage of restaurant sales
Restaurant Sales	$8,688	N/A	$6,592	N/A
Restaurant level operating expenses:
Food, beverage and paper costs	$2,671	30.7%	$1,966	29.8%
Labor and related expenses	$2,504	28.8%	$1,848	28.0%
Other operating expenses	$1,892	21.8%	$1,580	24.0%
Occupancy and related expenses	$719	8.3%	$862	13.1%
Total	$7,786	89.6%	$6,256	94.9%

Food, Beverage and Paper Costs

Food, beverage, and paper costs increased by approximately $0.7 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This is primarily due to the operation of eight new corporate owned restaurants during the three months ended September 30, 2021. As a percentage of corporate owned restaurant sales, food, beverage, and paper costs were 30.7% for the three months ended September 30, 2021 as compared to 29.8% for the three months ended September 30, 2020. The 90 basis points increase primarily resulted from an inflationary increase in the costs of food and paper products during the period.

Labor and Related Expenses

Labor and related expenses increased by approximately $0.7 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to the operation of eight new corporate owned restaurants during the three months ended September 30, 2021, along with less employees in our corporate owned restaurants in the month of March 2020 as a result of temporary closures. As a percentage of corporate restaurant sales, labor and related expenses were 28.8% for the three months ended September 30, 2021 versus 28.0% for the three months ended September 30, 2020. This increase of 80 basis points primarily related to increased labor costs experienced in our stores as compared to that of the prior period as a result of staffing challenges resulting from COVID-19.

Other Operating Expenses

Other operating expenses increased by approximately $0.3 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This increase was primarily due to the operation of eight new corporate owned restaurants during the three months ended September 30, 2021.

As a percentage of total corporate restaurant sales, other operating expenses were 21.8% and 24.0% of total restaurant sales for the three months ended September 30, 2021 and 2020, respectively. The decrease of 220 basis points during the three months ended September 30, 2021 was primarily due to more efficiently managing our costs of delivery through third party suppliers and reduced other store operating expenses.

Occupancy and Related Expenses

Occupancy and related expenses decreased by approximately $0.1 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The decrease of 480 basis points as a percentage of sales is due to the sales increases during the period, creating leverage on occupancy costs which are primarily fixed in nature.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.9 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase was primarily driven by merger and acquisition related expenses of $1.3 million and labor costs of $0.5 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Many of these increases were a result of investments made related to operating a public company beginning in December 2020 as well as the investments to support the increased development and growth of our restaurants.

Store Closure Costs

The Company recorded store closure costs of $132 thousand for the three months ended September 30, 2021 in relation to an underperforming store that was closed during the three months ended September 30, 2021.

Share-Based Compensation Expense

Share-based compensation expense was $3.7 million for the three months ended September 30, 2021 primarily as a result of restricted stock unit awards under the Company’s 2020 Stock Incentive Plan. There were no such awards for the period ended September 30, 2020.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by approximately $1.9 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. $1.8 million of this increase was due to the amortization of intangible assets during the three months ended September 30, 2021. These intangible assets were acquired in connection with the Business Combination in December 2020. The remaining increase was primarily attributable to operating more stores than in the prior period.

Brand Development and Co-op Advertising Expense

Brand development and co-op advertising expense decreased by approximately $0.5 million, or 55% for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This is primarily due to lower spending on media production for BurgerFi commercials during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Warrant liability

The Company recorded a non-cash gain of approximately $2.7 million during the three months ended September 30, 2021 related to change in the fair value of the warrant liability since June 30, 2021.

Comparison of the nine months ended September 30, 2021 and September 30, 2020

Restaurant Sales

For the nine months ended September 30, 2021, the Company’s restaurant sales increased by approximately $7.8 million or 43% compared to the nine months ended September 30, 2020. This increase was primarily related to restaurant sales of $4.3 million from the operation of eight new corporate owned restaurants during the nine months ended September 30, 2021 and an increase in same store sales of 18% during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Same store sales increases were supported by higher transaction values and the Company’s digital channel sales growth during the nine months ended September 30, 2021.

Royalty and Other Fees

Royalty and other fees increased by approximately $1.3 million, or 27% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 which was primarily driven by an increase in royalty fees from an increase in our franchisees’ sales. Year-to-date total franchise sales increased by approximately 31% as compared to that of the prior period.

Royalties – Brand Development and Co-op

Royalties – brand development ad co-op advertising increased by approximately $0.5 million, or 45% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This increase was primarily due to the temporary suspension of our brand development program for our franchisees in March 2020 as a result of the COVID-19 outbreak and an increase in our franchisees’ sales for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Franchise Fees

Franchise fees decreased by approximately $14 thousand, or 5% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This decrease primarily relates to additional franchise fees recognized for terminated franchises during the nine months ended September 30, 2020.

Restaurant Level Operating Expenses

Restaurant level operating expenses are follows:

	Successor		Predecessor
	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	In dollars	As a percentage of restaurant sales	In dollars	As a percentage of restaurant sales
Restaurant Sales	$26,067	N/A	$18,232	N/A
Restaurant level operating expenses:
Food, beverage and paper costs	$7,786	29.9%	$5,554	30.5%
Labor and related expenses	$6,988	26.8%	$4,834	26.5%
Other operating expenses	$5,861	22.5%	$3,939	21.6%
Occupancy and related expenses	$2,280	8.7%	$2,108	11.6%
Total	$22,915	87.9%	$16,435	90.1%

Food, Beverage and Paper Costs

Food, beverage, and paper costs increased by approximately $2.2 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This was primarily due to the operation of eight new corporate owned restaurants during the nine months ended September 30, 2021. As a percentage of corporate restaurant sales, food, beverage, and paper costs were 29.9% for the nine months ended September 30, 2021 as compared to 30.5% for the nine months ended September 30, 2020. The 60 basis points decrease primarily resulted from a change in our sales mix during the nine months ended September 30, 2021, partially offset by higher costs of food and paper products as a result of inflationary pressures.

Labor and Related Expenses

Labor and related expenses increased by approximately $2.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to the operation of eight new corporate owned restaurants during the nine months ended September 30, 2021, along with less employees in our corporate owned restaurants in the month of March 2020. As a percentage of corporate restaurant sales, labor and related expenses were 26.8% for the nine months ended

September 30, 2021 versus 26.5% for the nine months ended September 30, 2020. The 30 basis points increase was primarily related to increased labor costs as compared to that of the prior period as a result of staffing challenges resulting from COVID-19.

Other Operating Expenses

Other operating expenses increased by approximately $1.9 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This increase was primarily due to the operating of eight new corporate owned restaurants during the nine months ended September 30, 2021, as well as an increase in delivery fees due to the significant increase in delivery business resulting from the COVID-19 outbreak in 2020.

As a percentage of total corporate restaurant sales, other operating expenses were 22.5% and 21.6% of total restaurant sales for the nine months ended September 30, 2021 and 2020, respectively. The increase of 90 basis points during the nine months ended September 30, 2021 was primarily due to the increase in delivery fees due to the significant increase in delivery business resulting from the COVID-19 outbreak in 2020, and software fees to support our growing digital channel program.

Occupancy and Related Expenses

Occupancy and related expenses increased by approximately $0.2 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease of 290 basis points as a percentage of sales is due to the sales increases during the period, creating leverage on occupancy costs which are primarily fixed in nature.

General and Administrative Expenses

General and administrative expenses increased by approximately $5.6 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was primarily driven by merger and acquisition related expenses of $2.2 million, legal, professional, and insurance fees of $1.9 million, and labor costs of $1.1 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Many of these increases were a result of investments made related to operating a public company beginning in December 2020 as well as the investments to support the increased development and growth of our restaurants.

Store Closure Costs

The Company recorded store closure costs of $132 thousand for the nine months ended September 30, 2021 in relation to an underperforming store that was closed during the nine months ended September 30, 2021.

Share-Based Compensation Expense

Share-based compensation expense was $6.8 million for the nine months ended September 30, 2021 primarily as a result of restricted stock unit awards under the Company’s 2020 Stock Incentive Plan. There were no such awards for the period ended September 30, 2020.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by approximately $5.7 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. $5.4 million of this increase was due to the amortization of intangible assets during the nine months ended September 30, 2021. These intangible assets were acquired in connection with the Business Combination in December 2020. The remaining increase was primarily attributable to operating more stores than in the prior period.

Brand Development and Co-op Advertising Expense

Brand development and co-op advertising expense decreased by approximately $37 thousand, or 2% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This is primarily due to the Company’s decreased spending on media production for BurgerFi commercials during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Warrant liability

The Company recorded a non-cash gain of approximately $10.4 million during the nine months ended September 30, 2021 related to change in the fair value of the warrant liability since December 31, 2020.

Other (Loss) Income

Other income increased by approximately $2.2 million for the nine months ended September 30, 2021 primarily as a result of a debt forgiveness on all of our PPP loans.

Interest Expense

Interest expense decreased by approximately $51 thousand during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This was primarily due to the termination of our line of credit in January 2021 and repayment of certain notes payable in December 2020.

Income Taxes

For the nine months ended September 30, 2021, the Company recorded income tax expense of $0.7 million, primarily as a result of a valuation allowance on the Company’s deferred tax assets. This resulted in an effective tax rate of approximately 20.8%.

Prior to the Business Combination, the Predecessor had elected to be taxed as a partnership under the provisions of the Internal Revenue Code and similar state provisions. Therefore, there was no income tax recorded by the Company for the comparable Predecessor period from January 1, 2020 to September 30, 2020.

Non-U.S. GAAP Financial Measures

As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”). We define Adjusted EBITDA as net (loss) income before the change in value of warrant liability, interest expense, income tax expense, depreciation and amortization, share-based compensation expense, pre-opening costs, Payroll Protection Loan forgiveness, loss on disposal of property and equipment, legal settlements, merger and acquisition costs, and may include certain other non-recurring items, such as store closure costs and loss on disposal of property and equipment.

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

Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net loss:

	Successor	Predecessor	Successor	Predecessor
(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net Loss Attributable to Common Shareholders (successor) and Controlling Interests (predecessor)	$(5,018)	$(842)	$(4,237)	$(11)
Gain on change in value of warrant liability	(2,732)	-	(10,405)	-
Interest expense	5	10	46	97
Income tax (benefit) expense	(9)	-	731	-
Depreciation and amortization expense	2,194	315	6,473	811
Share-based compensation expense	3,668	-	6,785	-
Pre-opening costs	615	18	1,243	124
Store closure costs	132	-	132	-
PPP loan gain	-	-	(2,237)	-
Loss on disposal of property and equipment	-	-	9	-
Legal settlements	66	-	477	-
M&A	1,271	467	2,169	506
Adjusted EBITDA	$192	$(32)	$1,186	$1,527

Liquidity, Capital Resources, and COVID-19

Our primary sources of liquidity are cash from operations and cash on hand. At September 30, 2021, we maintained a cash balance of approximately $28.3 million.

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

On January 30, 2020, the WHO announced a global health emergency because of the COVID-19 outbreak and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. As a result of the required changes to consumer behavior to largely off-premises dining, as well as promotional activities associated with delivery, we experienced steady recovery in the business during the third quarter of 2021. Systemwide same store sales increased 17% compared to the nine months ended September 30, 2020.

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

We are currently able to pay our obligations as they become due, with our current cash balance and cash flow generated from operations. We are constructing additional restaurants and are committed to certain construction payment obligations within the next 12 months. The total amount currently due on these contracts is approximately $1,535,000. We expect capital expenditures to be approximately $13 million for 2021.We are also a guarantor for six operating leases for franchised restaurants owned by an affiliated entity of one of our significant shareholders. We may become responsible for the payments under this guarantee. We have determined that the maximum exposure to loss from the lease guarantees amounts to approximately $5,431,000 as of September 30, 2021.

We believe that we will be able to pay these commitments from our cash generated from operations and our current cash balance. Should federal, state or municipal government authorities impose mandatory restrictions in excess of what they currently are, we believe that our current cash balance will allow us the liquidity to meet these commitments.

The following table presents the summary cash flow information for the periods indicated:

	Successor	Predecessor
	Nine Months Ended September, 2021	Nine Months Ended September 30, 2020
Net cash (used in) provided by
Operating activities	$(813)	$2,282
Investing activities	(8,217)	(3,473)
Financing activities	(3,058)	2,017
Net (decrease) increase in cash	$(12,088)	$826

Cash Flows Used In Operating Activities

During the nine months ended September 30, 2021, cash flows used in operating activities were approximately $0.8 million. The cash flows used in operating activities resulted from net loss of $4.2 million and a net working capital increase of approximately $2.1 million. Our working capital increase was due primarily to an increase in accounts payable, accrued expenses, and deferred rent as well as a decrease in other liabilities. The accounts payable, accrued expenses, and deferred rent increases were primarily due to our opening eight new corporate owned restaurants and construction of additional restaurants during the nine months ended September 30, 2021.

Cash Flows Used in Investing Activities

During the nine months ended September 30, 2021, cash flows used in investing activities were approximately $8.2 million due to the construction and development of new corporate owned restaurants. During the nine months ended September 30, 2021 the Company opened eight new corporate owned restaurants and had six corporate owned restaurants under construction.

Cash Flows Used In Financing Activities

During the nine months ended September 30, 2021 cash flows used in financing activities were $3.1 million primarily due to the termination and repayment of our line of credit in the amount of $3.0 million.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures continued to not be effective as of September 30, 2021, as a result of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there has been no change in our internal control over financial reporting during the three months ended September 30, 2021 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, in the first half of 2021, a new Delta variant of COVID-19, which appears to be the most transmissible variant to date, began to spread globally and caused an increase in COVID-19 cases in many places in the United States. Public health officials and medical professionals have warned that COVID-19 cases may continue to spike, particularly if vaccination rates do not quickly increase or if additional, potent disease variants emerge. It is unclear how long the resurgence will last, how severe it will be, and what safety measures governments will impose in response to it. Despite a recent decline in cases, hospitalizations and deaths in large portions of the United States, mask mandates, social distancing, travel restrictions and stay-at-home orders could be reinstated. Even before the recent increases in cases, many individuals remained cautious about resuming activities. The impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business. An extended period of economic disruption could have a material adverse impact on our business, results of operations, access to sources of liquidity and overall financial condition.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.EXHIBITS

The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit No.	Description

10.1+

Employment Agreement between James Esposito and BurgerFi International Inc., dated July 13, 2021. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on July 16, 2021).

10.2+

Restricted Stock Unit Award Agreement between James Esposito and BurgerFi International Inc., dated July 13, 2021. (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on July 16, 2021).

10.3+

Benchmark Restricted Stock Unit Award Agreement between James Esposito and BurgerFi International Inc., dated July 13, 2021. (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on July 16, 2021).

10.4+

Restricted Stock Unit Award Agreement between Ophir Sternberg and BurgerFi International Inc., dated July 13, 2021. (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on July 16, 2021).

10.5+

Benchmark Restricted Stock Unit Award Agreement between Ophir Sternberg and BurgerFi International Inc., dated July 13, 2021. (Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on July 16, 2021).

10.6+

Restricted Stock Unit Award Agreement between Julio Ramirez and BurgerFi International Inc., dated July 13, 2021. (Incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on July 16, 2021).

10.7+

Benchmark Restricted Stock Unit Award Agreement between Julio Ramirez and BurgerFi International Inc., dated July 13, 2021. (Incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on July 16, 2021).

10.8+

Restricted Stock Unit Award Agreement between Michael Rabinovitch and BurgerFi International Inc., dated July 13, 2021. (Incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed by the registrant on July 16, 2021).

10.9+

Benchmark Restricted Stock Unit Award Agreement between Michael Rabinovitch and BurgerFi International Inc., dated July 13, 2021. (Incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed by the registrant on July 16, 2021).

10.10+

Restricted Stock Unit Award Agreement between Ross Goldstein and BurgerFi International Inc., dated July 13, 2021. (Incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed by the registrant on July 16, 2021).

10.11+

Benchmark Restricted Stock Unit Award Agreement between Ross Goldstein and BurgerFi International Inc., dated July 13, 2021. (Incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed by the registrant on July 16, 2021).

10.12+

Form of Independent Director Restricted Stock Unit Award Agreement with BurgerFi International Inc. (Incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed by the registrant on July 16, 2021).

10.13+

Separation Agreement dated September 28, 2021 by and between the Company and Ross Goldstein. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on September 28, 2021).

10.14+

Unrestricted Stock Award Agreement dated September 28, 2021 by and between the Company and Ross Goldstein. (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on September 28, 2021).

31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or a compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURGERFI INTERNATIONAL, INC.
Date: November 12, 2021
	By:	/s/ IAN BAINES
Ian Baines
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MICHAEL RABINOVITCH
Michael Rabinovitch
Chief Financial Officer
(Principal Financial and Accounting Officer)