Form 10-K
period 2021-12-31
BurgerFi International, Inc.
filed 2022-04-14
CIK 1723580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-38417
____________________________________________________
BurgerFi International, Inc.
(Exact name of Registrant as specified in its Charter)
____________________________________________________

Delaware	82-2418815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
105 U.S. Highway 1 North Palm Beach, FL	33408
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (561) 844-5528
____________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2021, was $178,384,760.
The number of shares of Registrant’s common stock outstanding as of April 11, 2022 was 22,042,583.

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

Item 1. Business.

BUSINESS OF THE COMPANY

Opes Acquisition Corp. (“OPES”) was formed as a blank check company incorporated in Delaware on July 24, 2017 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business transaction with one or more operating businesses or entities (a “Business Combination Transaction”). BurgerFi International, LLC was formed in Delaware on January 27, 2011. On December 16, 2020, to effectuate a Business Combination Transaction, OPES purchased 100% of the membership interests of BurgerFi International, LLC from the members of BurgerFi International, LLC (“Members”), resulting in BurgerFi International, LLC becoming a wholly owned subsidiary of OPES. Subsequently, in connection with this Business Combination Transaction (the "BurgerFi acquisition"), OPES changed its name to “BurgerFi International, Inc.”

On November 3, 2021, BurgerFi International, Inc. acquired 100% of the outstanding shares (the “Anthony's Acquisition”) of Hot Air, Inc., a Delaware corporation ("Hot Air") from Cardboard Box LLC, a Delaware limited liability company ("Cardboard"). Hot Air, through its subsidiaries, owns the business of operating upscale casual dining restaurants in the specialty pizza and wings segment under the name "Anthony's Coal Fired Pizza & Wings" ("Anthony's").

References to the “Post-Combination Company” refer to BurgerFi International, Inc. after the consummation of the BurgerFi acquisition. Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” and other similar references refer to the Post-Combination Company and, unless otherwise stated, all its subsidiaries. The term “BurgerFi” refers to the system-wide fast casual “better burger” concept with 118 franchise and corporate-owned locations in the United States and internationally as of December 31, 2021. The term “Anthony’s” refers to the upscale casual, “well-done” premium pizza and wing concept with 61 corporate-owned locations in the United States as of December 31, 2021.

COVID-19

The COVID-19 pandemic has significantly impacted economic conditions in the United States, where most of our restaurants are located. The Company has experienced, and may continue to experience, impacts from COVID-19, as federal, state and local governments may continue to react to the public health crisis by encouraging or requiring social distancing, instituting stay-at-home orders, and requiring, in varying degrees, restaurant dine-in limitations, capacity limitations or other restrictions. While the Company has seen a recovery in 2021, including as a result of the changes to consumer behavior to off-premises dining, as well as promotional activities associated with delivery, it is possible that further outbreaks and variants could limit our recovery and negatively impact our business. The Company continues to monitor the spread of new variants. Despite a recent decline in cases, hospitalizations and deaths in large portions of the United States, mask and vaccine mandates, social-distancing, travel restrictions and stay-at-home orders could be reinstated in locations where we are located. Although the pandemic has presented challenges, it has also caused us to undertake and accelerate certain growth initiatives, such as new digital capabilities. By positioning ourselves to expand access, safety, and convenience of our customers, we believe that we are positioned to return to growth. An extended period of economic disruption, however, could have a material adverse impact on our business, results of operations, access to sources of liquidity and overall financial condition.

Overview

The Company is a leading multi-brand restaurant company that develops, markets and acquires fast-casual and premium-casual dining restaurant concepts around the world, including corporate-owned stores and franchises. As of December 31, 2021, we were the owner and franchisor of the two following brands:

BurgerFi. BurgerFi is a fast-casual “better burger” concept, renowned for delivering an exceptional, all-natural premium “better burger” experience in a refined, contemporary environment. BurgerFi’s chef-driven menu offerings and eco-friendly restaurant design drive our brand communication. It offers a classic American menu of premium burgers, hot dogs, crispy chicken, frozen custard, hand-cut fries, shakes, beer, wine and more. Originally founded in 2011 in Lauderdale-by-the-Sea, Florida, the purpose was simple – “RedeFining” the way the world eats burgers by providing an upscale burger offering, at a fast-casual price point. BurgerFi is committed to an uncompromising and rewarding dining experience that promises fresh food of transparent quality. Since its inception, BurgerFi has grown to 118 BurgerFi locations, and as of December 31, 2021, is comprised of 25 corporate-owned restaurants and 93 franchised restaurants in 2 countries and 22 states, as well as Puerto Rico.

BurgerFi was named “Best Fast Casual Restaurant” in USA Today’s 10Best 2022 Readers Choice Awards for the second consecutive year, QSR Magazine's Breakout Brand of 2020, Fast Casual's 2021 #1 Brand of the Year and included in Inc. Magazine’s Fastest Growing Private Companies List. In 2021, Consumer Report’s Chain Reaction Report praised BurgerFi for serving “no antibiotic beef” across all its restaurants, and Consumer Reports awarded BurgerFi an "A-Grade Angus Beef" rating for the third consecutive year.

Anthony’s. Anthony’s is a premium pizza and wing brand, operating 61 corporate-owned casual restaurant locations, as of December 31, 2021. Anthony’s prides itself on serving fresh, never frozen, high-quality ingredients. The concept is centered around a 900-degree coal fired oven, and its menu offers “well-done” pizza, coal fired chicken wings, homemade meatballs, and a variety of handcrafted sandwiches and salads. The restaurants also feature a deep wine and craft beer selection to round out the menu. The pizzas are prepared using a unique coal fired oven to quickly seal in natural flavors while creating a lightly charred crust. Anthony’s provides a differentiated offering among its casual dining peers driven by its coal fired oven, which enables the use of fresh, high-quality ingredients with quicker ticket times.

Since its inception in 2002 in Ft. Lauderdale, Florida, the Anthony’s brand has grown to 61 corporate-owned locations, as of December 31, 2021, primarily along the East coast and has restaurants in eight states, including Florida (28), Pennsylvania (12), New Jersey (8), New York (5), Massachusetts (4), Delaware (2), Maryland (1), and Rhode Island (1).

Anthony’s was named “The Best Pizza Chain in America" by USA Today's Great American Bites and “Top 3 Best Major Pizza Chain” by Mashed in 2021.

Beyond our current brand portfolio, we intend to acquire other restaurant concepts that will allow us to grow and also offer additional food categories. In evaluating potential acquisitions, we specifically seek concepts with, among others, the following characteristics:

•established, recognized brands;
•long-term, sustainable operating performance;
•consistent cash flows; and
•growth potential, both geographically and through co-branding initiatives across our portfolio.

Intending to leverage our developing management platform, we expect to achieve cost synergies post-acquisition by reducing the corporate overhead of the acquired company. We also plan to grow the top line revenues of newly acquired brands through support from our management and systems platform, franchising, marketing and advertising, supply chain assistance, site selection analysis, staff training and operational oversight and support.

Corporate-owned restaurants

For the years ended December 31, 2021 and 2020, average sales for our matured corporate-owned restaurants (stores open for greater than 2 years) were approximately $1.9 million and $1.6 million, respectively, at BurgerFi, and $2.1 million and $1.8 million, respectively, at Anthony’s. At BurgerFi, we typically operate in a 2,200 to 2,400 square foot leased endcap and, to a lesser extent, free-standing or in-line space. For Anthony’s, we operate in an approximately 3,200 square foot leased endcap and, to a lesser extent, free-standing or in-line space, although we are developing a smaller footprint concept for Anthony’s that we plan to use in future locations. The Company does not own any real estate; we lease all our corporate-owned restaurant locations. Our lease term is generally ten to twenty years, plus two to four five-year options. Our build-out costs for BurgerFi range from $0.6 million to $1.1 million but typically cost approximately $0.8 million. Our build-out costs consist of leasehold improvements, kitchen equipment, furniture, point of sale and computer equipment, security equipment and signage.

Franchised restaurants

With respect to the BurgerFi brand, we currently use a franchising strategy to drive new restaurant growth in new and established markets, allowing for brand expansion without significant capital investment. The Company continues to evaluate its BurgerFi portfolio to determine the proper balance between corporate-owned restaurants and franchises. Moreover, the Company is excited about the recent Anthony’s acquisition and intends to launch Anthony’s franchising in 2022. As of December 31, 2021, there were a total of 93 BurgerFi franchised restaurants. Franchisees range in size from single restaurant operators to multi-unit operators. As of December 31, 2021, franchisees owned an average of 2 locations.

We believe that franchise revenue provides stable and recurring cash flows to us and, as such, we plan to continue expanding our base of franchised restaurants. In established markets, we encourage continued growth from current franchisees and assist them in identifying and securing new locations. In emerging and new markets, we intend to source qualified and experienced new franchisees for multi-unit development opportunities. We generally seek franchisees from successful, non-competitive brands operating within the expansion markets.

The BurgerFi Brands Difference – Purpose & Beliefs

The overall success of the Company and its brands is tied to consistent delivery by our corporate-owned restaurants and franchise operators of freshly prepared, better-for-you, high-quality menu items that our customers desire. With the input of our customers and franchisees, we continually strive to keep an updated perspective on our brands, including by strengthening our existing menu offerings and introducing new items. When updating our menu items and other offerings, we strive to ensure that changes are consistent with the core identity and attributes of our brands. In conjunction with our franchised restaurant operators, we are committed to delivering authentic, consistent experiences that have strong brand identity with customers.

In addition, the Company is committed to creating an inclusive and equitable environment that supports the growth and success of our team members from diverse socioeconomic backgrounds, genders, races, experiences, and more. These beliefs are an integral part of sharing and promoting a culture of inclusion within the organization and beyond.

In pursuing acquisitions and entering new restaurant brands, we intend to ensure consistent values with new restaurant concepts. As our restaurant portfolio continues to grow, we believe that both our franchisees and customers will recognize and support this ongoing commitment as they enjoy differing brand offerings.

In particular, a summary of the purpose and belief of each of the BurgerFi and Anthony’s brands is as follows:

BurgerFi Brand. At BurgerFi, our purpose is simple: BurgerFication [Bur-ger-Fi-ca-tion], which means that we are “RedeFining the way the world eats burgers.” Our team members are trained to understand and live the BurgerFi Beliefs: Be All Natural, Be Courageous, Be Excellent, Be Family, Be Thoughtful, and Be You. We believe that our Purpose and Beliefs are the foundational components of our culture and that is key to the way we run our business – these beliefs guide our behaviors in how we act and interact with one another, our vendors, and our communities.

One of our core beliefs at BurgerFi is “Be Natural,” because all-natural simply tastes better. BurgerFi uses only the best ingredients: our domestically served freshly-ground beef comes from farms where cattle are humanely raised, vegetarian fed, and never exposed to steroids, antibiotics, or growth hormones – ever. In addition, we have developed our proprietary VegeFi burger and specialty made sauces. This all-natural experience is also present in our belief in the sustainability of the environment. For instance, there are many fixtures and furnishings inside that tell a story of sustainability like upcycled furniture items, such as our 111 Navy Coca-Cola chairs, or our energy efficient Macro Air fans and our LED lighting that reduce our overall carbon footprint.

At BurgerFi, we believe that people and families are at the heart of everything we do. To be family also extends beyond the four walls of our restaurants to include our loyal guests, vendors, and the communities within which we are embedded. We instill our family philosophy with all our team members from the moment they begin the recruitment process to BurgerFi all the way through their employee life cycle.

Anthony’s Brand. At Anthony’s, the beliefs are very similar to those of BurgerFi, which is one of the reasons why we acquired it in 2021. At Anthony’s, we are committed to quality by using fresh ingredients – never frozen - and preparing many items by hand. Anthony’s prides itself on the responsible sourcing to obtain the freshest foods so it can deliver high-quality products, including premium pizzas and roasted jumbo wings – from the most flavorful canned Italian tomatoes for our handmade sauce to mozzarella cheese from Wisconsin. In serving the freshest ingredients, as well as helping support the local communities in which we serve, we source our fresh tomatoes locally. Our natural ingredients also include a gluten-free pizza crust option.

We live by the mottos “made with love” and “made with care.” As with BurgerFi, the Anthony’s brand believes that people and family are also a top priority – from the guests to the employees, as well as the communities in which they operate. This is one of the reasons why Anthony’s has the “first-slice” mentality – always serving the customer the first slice of pizza as if they are home with their family.

Competitive Strengths

We believe the Company’s competitive strengths, among others, include the following:

•Two Leading, Differentiated Brands Serving High-Quality, Freshly Prepared Foods with Broad Customer Appeal. Our BurgerFi and Anthony’s brands are differentiated from other dining options and offer distinct concepts and fresh, natural menu choices that we believe have broad consumer appeal, which attract a diverse customer base and drive guest loyalty. BurgerFi and Anthony’s are committed to our brand voice: serving freshly prepared, all-natural food using quality ingredients, including BurgerFi’s American Wagyu beef and 100% natural, cage-free chicken from all-natural farms. At Anthony’s, our 900-degree coal fired oven sets us apart from other premium pizza brands. At BurgerFi, we believe our premium wine and craft beer selection also differentiates us from the other fast-casual burger concepts. As such, we believe we are uniquely positioned to offer premium products at a premium price, including with chef-driven menu offerings, as well as eco-friendly restaurant design at the BurgerFi brand.

•“Conscious Consumer” Market. We believe that many consumers and investors want to associate with brands that have a heightened commitment to environmental and social practices. As the younger generations continue to grow and exercise their spending powers towards higher quality, authentic brands, we believe the Company will become a destination for those consumers and investors whose beliefs align with ours continuing the cult-like status we believe we have obtained. BurgerFi believes in clean, transparent, and sustainable restaurant ecosystems, which includes a full commitment to the humane treatment of animals. Moreover, environmental sustainability guides our decision-making when it comes to BurgerFi restaurant construction and design. From using number two southern pine lumber, some of the most renewable wood on the planet, to our energy efficient appliances, BurgerFi constantly looks at the ways in which we can minimize our environmental footprint.

•Management Platform for Growth. We are developing a management and systems platform designed to support the expansion of our existing brands while enabling the efficient acquisition and integration of additional restaurant concepts. We dedicate our resources and industry knowledge to promote the success of our franchisees, offering them various support services such as marketing and advertising, supply chain assistance, site selection analysis, staff training and operational oversight and support. Furthermore, we are developing our platform to be scalable and adaptable, allowing us to incorporate new concepts into the Company with minimal incremental corporate costs. We intend to grow our existing brands as well as make strategic and opportunistic acquisitions that complement our existing portfolio of concepts providing an entrance into targeted restaurant segments.

•Seasoned New Management Team. Our expanding management team and employees are critical to our success. Our new senior leadership team is highly experienced in the restaurant industry. In addition, through their holdings, our senior executives, as well as our Executive Chairman, own significant equity interests in the Company, ensuring longer-term commitment and alignment with our public shareholders. Our management team is complemented by an accomplished Board of Directors that is highly involved in overseeing our strategic initiatives and implementation.

Growth Strategies

Our long-term strategy is focused on profitably building our base brands and growing new distribution channels, including franchised locations and acquiring new concepts. We believe the Company’s growth strategies primarily include the following:

•Opportunistically Acquire New Brands. We are developing a management platform to cost-effectively scale new restaurant concept acquisitions. Our recent acquisition of Anthony’s is the first example of this growth strategy. We seek concepts with established, widely recognized brands; steady cash flows; stable relationships with franchisees; sustainable operating performance; and growth potential, both geographically and through co-branding initiatives across our portfolio.

•Enhance Existing Markets. We anticipate that our new and existing franchisees will continue to expand further as we focus our efforts on the franchise business, including our planned launch of the Anthony’s franchise brand in 2022. We plan to leverage our position as a leading “better burger” and “premium pizza and wings” concept in Florida, as well as along the Eastern seaboard and other important markets in the Southeast, Mid-Atlantic, and Northeast. Many of our franchisees have grown their businesses over time, increasing the number of stores operated in their organizations. To capitalize on these relationships, we also hope to be able to cross-sell concepts across the Company’s brands.

•Increasing Same-Store Sales. In addition to opening new corporate-owned and franchise locations, we continue to focus on driving increases in same-store sales performance by providing exciting guest experiences that include new seasonal and other specific offerings, including loyalty rewards and our growing customer databases; continued service of freshly prepared, better-for-you, high-quality menu items; and technological upgrades like the BurgerFi-owned app and web, as well as third-party ordering and delivery services.

•Drive Store Growth Through Cloud Kitchens and Virtual Restaurants. In addition to testing concepts and driving growth through virtual restaurants at both brands, including Anthony’s The Roasted Wing concept that is available currently through third-party delivery services at all Anthony’s locations, we are leveraging the current industry trend of “cloud” or “ghost” kitchens. In a cloud kitchen, the restaurants open without a customer-facing store-front solely for the purpose of servicing delivery. Virtual restaurants and cloud kitchens allow us to introduce our brands in geographic areas where previously unknown to grow our brand more efficiently.

•Non-Traditional Partnerships and International Expansion. In recent years BurgerFi has begun targeting non-traditional venues for restaurant locations, such as airports, transportation hubs, toll roads, higher education, military bases, and sporting venues. The Company also intends to continue modestly growing its international market with established franchisees, including in Saudi Arabia.

Franchise Program

Overview

While the Company intends to launch the Anthony’s franchises in 2022 and leverage the BurgerFi brand franchise program, systems, and knowledge, it currently only franchises the BurgerFi brand. The following is an overview of the BurgerFi franchise program.

BurgerFi uses a franchising strategy to augment new restaurant growth in new and established markets, allowing for brand expansion without significant internal capital investment. Our first franchise location was opened in 2012. As of December 31, 2021, there were a total of 93 franchised restaurants in the United States, Puerto Rico, and Saudi Arabia. Franchisees range in size from single restaurant operators to multi-unit operators, the largest of which owns 8 locations. For a BurgerFi location, the current franchise agreement reflects a 10-year term and provides for an initial franchise fee per store and a royalty fee of 5.5% of net sales. In addition, the franchisee must also pay an advertising fee of 2.0% of net sales.

We believe that franchise revenue provides stable and recurring cash flows to us and, as such, we plan to continue expanding the base of franchise operated restaurants. In established markets, we will encourage continued growth from current franchisees and assist them in identifying and securing new locations. In emerging and new markets, we will source qualified and experienced new franchisees for multi-unit development opportunities. Although historically we’ve had a significant blend of one to two store franchise operators in our system, in expansion markets we will strive to seek franchisees from successful, non-competitive brands operating within those markets. We market franchise opportunities through strategic networking, participation in select industry conferences, high profile sales campaigns, our existing website, printed materials, and geo-targeted digital ads.

We have several forums to enhance participation and engagement with our franchise community, including a Franchise Advisory Council (“FAC”) to enhance participation and engagement with the franchise community. The FAC provides input and feedback on operating and marketing strategy and initiatives. FAC works with their group of franchise constituents to communicate and collaborate with the Company, providing input, feedback, and marketing strategy and system wide initiatives. Cross-functional teams comprised of company operators, franchise operators and executive team members collaborate to enhance vendor relationships and negotiate favorable scenarios for both the BurgerFi system and our vendors.

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

For the first two restaurant openings for a new franchisee, we typically provide significant on-site support, with more modest support for subsequent openings for that franchisee. On an ongoing basis, we collect and disseminate customer experience feedback on a real time basis through a third-party vendor. We also conduct regular on-site audits at each franchise location, although in the COVID-19 environment we sometimes perform our internal inspections through video collaboration with a third-party vendor who physically inspects each location and timely provides us with its full report. Our regional operations leaders are dedicated to ongoing franchise support and oversight, regularly visiting each franchise territory. Our marketing department assists franchisees with local marketing programs and guidance with our national marketing campaigns. We typically communicate with franchisees through our company newsletter, which is published monthly and hold weekly inter-active webinar meetings to update our franchisee teams and conduct additional training. In the past, prior to the COVID-19 pandemic, which we plan to begin again, we also held a bi-annual summit for franchisees, vendors, and company operations leaders to review overall performance, celebrate shared success, communicate best practices, and plan for the year ahead.

Site Selection

The Company’s real estate department functions in a manner consistent with the overall Company purpose and beliefs. This is evidenced by the holistic, rigorous approach of our site selection criteria. We actively assist in the search of specific, strategically selected markets for potential new locations. In each selected market, we evaluate these initial sites using the various criteria, including demographic, psychographic and competitive analysis, visibility, access, and signage, traffic counts, anchor and co-tenants, ample parking, and flexible footprints.

Our strategy is to cluster multiple locations in a demographic market area. We believe this clustering allows efficiencies in labor, including knowledge base, “pro-teams,” cross-training and developing and training new managers. Additionally, we believe this clustering allows better leverage in media buying, brand awareness, and culture. We target demographics with high concentrations of well-educated consumers, with above average income levels, who care about what they eat. Beyond our great food, BurgerFi offers our target consumers a contemporary restaurant design with eco-friendly fixtures and upcycled furniture. Our wholesome atmosphere is thoughtfully designed to enhance the guest experience and to complement shopping centers and communities as well.

While we are exploring smaller footprint restaurants to help increase optionality, improve unit economics, and expand the total addressable market, BurgerFi’s ideal footprint typically has been 2,200 to 2,400 square feet, usually an endcap in a shopping center. In selecting a site, we closely study key physical attributes, as well as trade area and other comparative data, to assess the quality and viability of a location. Each potential site is analyzed and reviewed using AI software. The best locations are analyzed for their internal rate of return using multiple projected sales scenarios. We believe that aggressive and ongoing market review, coupled with detailed analysis, should provide a consistent stream of great locations for ongoing future development.

Construction & Design

Once a site is successfully permitted, a BurgerFi restaurant can be built generally in approximately a 90-working day period. During these 90 working days, all construction is completed, and the space is then turned over to the operational team. We team up with several general contractors regionally throughout the country and strive to effectively manage the bidding process of each project to ensure quality standards are kept up to par.

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

The main design goal at BurgerFi is to provide an updated, sleek look that is practical for our customers and provides them with a warm inviting feel. Over the years we have gone through small design evolutions within the restaurant walls to not only better suit the needs of our guests but also the needs of our team members. We strive to please our guests and in doing so need to create an open space with great quality materials that can be easily cleaned and will withstand the wear and tear of time.

Like most restaurants, we have learned that the delivery channel is an opportunity to innovate our kitchen design. We have worked to equip our kitchens with a layout that is both effective and efficient at increasing our output of products. We have vetted certain equipment pieces that allow us to keep up with desired cook times while providing the best possible end-product for the guest.

Over the years, the Company has been very adaptive with its direction of growth. As we move forward, we are continually evaluating the overall size of our design so we can better fit into non-traditional, spaces that, in addition to potential operational savings, give us greater visibility.

Supply Chain

Sourcing. The Company’s philosophy is to work with best-in-class suppliers across our supply chain so that we can always provide top quality, better-for-you food for our guests.

For BurgerFi’s meat, we source currently from some of best ranches in the United States including Meyer Company Ranch, Snake River Farms, and Springer Mountain Farms, who share in our commitment to all-natural food, with no hormones or antibiotics, that is humanely raised and source verified. In 2021, in Consumer Report’s Chain Reaction Report, BurgerFi was praised for serving “no antibiotic beef” across all its restaurants, and Consumer Reports awarded BurgerFi an "A-Grade Angus Beef" rating for the third consecutive year. In addition, our bread is free of synthetic chemicals, our ketchup is free of corn syrup, and we use cage-free eggs. At BurgerFi we ensure that our beef is always freshly ground at all domestic locations.

At Anthony’s, we are also committed to using fresh ingredients and take pride in our sourcing. We do not use freezers for any of our products to ensure the best quality food for the customer. In addition, by sourcing locally where available, such as our fresh tomatoes and our sausage, we strive to bring the freshest ingredients so we can deliver high-quality products.

Distribution. Currently the Company contracts with several distributors to provide its food distribution services in the United States for both of the Anthony’s and BurgerFi brands. As the Company continues to integrate the acquisition of Anthony’s, it has been leveraging, and intends to continue to leverage, the increased scale of the Company to consolidate distributors and obtain more favorable optimization and costs.

For BurgerFi, we utilize 29 affiliated distribution centers to supply our domestic corporate-owned and franchised restaurants. For Anthony’s, we utilize 11 affiliated distribution centers to supply our corporate-owned restaurants. We regularly assess our broadline distributor to ensure our strict safety and quality standards are met and that the prices they offer are competitive.

Food Safety. Food safety is of the utmost importance. Within our restaurants we have stringent food safety and quality protocols that help our teams ensure they are providing a safe place to eat for our guests and team members alike. Utilizing in-house temperature and quality audits throughout the day, we strive to verify that all products are safe and of highest quality. Additionally, we use third-party auditing systems, designed to ensure we meet or exceed local health standards. These audits are completed periodically and without notice with the goal of ensuring that our restaurants maintain our high standards at all hours of the day. Since the onset of the COVID-19 pandemic, we have initiated additional COVID-19 protocol audits.

Management Information Systems. Our traditional corporate-owned and franchised restaurants use computerized point-of-sale and back-office systems that are designed specifically for the restaurant industry. In addition, as discussed further below, some BurgerFi locations also offer guest facing self-ordering kiosk technology. Both point-of-sales systems provide touch screen interfaces, order confirmation displays, kitchen displays and integrated, high-speed credit card, gift card and loyalty program processing. The information collected from the point-of-sale system includes daily transaction data, which generates information about sales, average transaction size as well as product mix information. This system allows our management teams to run various reports and access vital information to assist them in controlling food and labor costs daily.

Technology-Enhanced Brand

Integral to our purpose, the Company harnesses innovation and technology to offer our guests opportunities to enjoy our food when and where they want. In addition to ordering in-restaurant at the counter, guests can enjoy BurgerFi or Anthony’s currently by ordering through six different digital platforms:

•Pick-Up: Customers can order for pick-up through the BurgerFi app, ACFP.com, BurgerFi.com or through marketplace pick-up platforms, such as, Grubhub, DoorDash and Uber Eats. Additionally, at Anthony’s, we are testing phone AI at limited locations;

•First Party Delivery: Customers can order through the BurgerFi app, ACFP.com, or BurgerFi.com for delivery through our delivery affiliations, which generally offers lower pricing than through marketplace delivery;

•Marketplace: Our third-party delivery affiliations include Uber Eats, DoorDash, and Grubhub, with several smaller regional associations;

•Ghost Kitchen Delivery: Licensees operate kitchens to BurgerFi food specifications and delivery through marketplaces. This allows for a broader BurgerFi footprint and delivery further away from traditional stores;

•Virtual Brands: We are exploring virtual brands, including Anthony’s The Roasted Wing, that offers select food options through marketplace offerings. This broadens our horizontal reach within the marketplace; and

•In-Store: We allow digital purchases at the register using a QR code. We also have select stores with next-generation kiosks, which, during the initial trial, have indicated higher check average versus the traditional person-to-person interaction.

We believe these different platforms allow us to connect with guests in intuitive, customizable, and meaningful ways, including through a custom loyalty program tailored to reward users with offers based on their preferences, frequency, and order history.

Other technology and innovation ideas that the Company are testing include an in-car voice-activated ordering system available in certain 5G enabled vehicles, as well as new gas-assisted pizza ovens at Anthony’s.

Competition

The restaurant industry is highly competitive with respect to price, service, location, and food quality. It is often affected by changes in consumer trends, economic conditions, demographics, traffic patterns, and concern about the nutritional content of fast-casual and casual foods. Furthermore, there are many well-established competitors with substantially greater financial resources, including several national, regional, and local fast casual and casual dining restaurants. The restaurant industry also has few barriers to entry and new competitors may emerge at any time.

We believe that, among others, product quality and taste, convenience of location, and brand differentiation and recognition are among the most important competitive factors in the fast-casual and casual restaurant segment and that our two brands compete effectively. Our brand voice, derived from our commitment to fresh, better-for-you food, emphasizes the Company Purpose and Beliefs to team members, guests and stakeholders alike. The Company remains committed to these values, and we believe our guests understand our dedication to the values and causes that are important to them.

Seasonality

Outside of our Florida locations where we experience some seasonality based on increased tourism from approximately November through April, our corporate-owned stores and franchisees have not historically experienced significant seasonal variability in their financial performance.

Intellectual Property

We own, domestically and internationally, valuable intellectual property including trademarks, service marks, trade secrets and other proprietary information related to our restaurant and corporate brands. This intellectual property includes logos and trademarks which are of material importance to our business. Depending on the jurisdiction, trademarks and service marks generally are valid as long as they are used and/or registered. We seek to actively protect and defend our intellectual property from infringement and misuse.

Employees

As of December 31, 2021, our team members consisted of 2,422 employees, including 834 full-time employees. We believe that we have good relations with our employees.

Government Regulation

The Company and its franchisees are subject to extensive government regulation at the federal, state, and local government levels. These include, but are not limited to, regulations relating to the preparation and sale of food, zoning and building codes, franchising, land use and employee, health, sanitation, and safety matters. The Company and its franchisees are required to obtain and maintain a wide variety of governmental licenses, permits and approvals. Difficulty or failure in obtaining them in the future could result in delaying or canceling the opening of new restaurants. Local authorities may suspend or deny renewal of our governmental licenses if they determine that the Company’s operations do not meet the standards for initial grant or renewal. Our restaurants outside the U.S. are subject to national and local laws and regulations which are similar to those affecting U.S. restaurants. The restaurants outside the U.S. are also subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment, as well as anti-bribery and anti-corruption laws.

The Company is also subject to regulation by the Federal Trade Commission and subject to state laws that govern the offer, sale, renewal and termination of franchises and its relationship with its franchisees. The failure to comply with these laws and regulations in any jurisdiction or to obtain required approvals could result in a ban or temporary suspension on franchise sales, fines or the requirement that the Company make a rescission offer to franchisees, any of which could affect our ability to open new restaurants in the future and thus could materially adversely affect its business and operating results. Any such failure could also subject the Company to liability to its franchisees.

See “Risk Factors” for a discussion of risks relating to federal, state, local and international regulation of our business.

Our Corporate Information

Our corporate headquarters are located at 105 U.S. Highway 1, North Palm Beach, Florida 33408. Our main telephone number is (561) 844-5528. Our principal Internet website address is www.burgerfi.com. The information on our website is not incorporated by reference into, or a part of, this Annual Report on Form 10-K.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual references only. We also make the documents listed above available without charge through the Investor Relations Section of our website at www.burgerfi.com.

Item 1A. Risk Factors.

SUMMARY RISK FACTORS

Our business is subject to numerous risks. In addition to the summary below, carefully review the “Risk Factors” section of this Annual Report. We may be subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. These risks should be read in conjunction with the other information in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and in our other public disclosures. Some of the principal risks relating to our business include:

•We incurred significant indebtedness as a result of the Anthony's acquisition, which could have a material adverse effect on our financial condition;
•We used a significant portion of the Company’s cash for paydown of debt and transaction costs as a result of the Anthony's acquisition, which could have a material adverse effect on our financial condition;
•The Anthony's acquisition is expected to continue to significantly change the business and operations of BurgerFi. We may face challenges integrating the businesses;
•The combination of the BurgerFi and Anthony's businesses may not lead to the growth and success of the combined business that we believe will occur;
•Integrating the businesses of BurgerFi and Anthony's may disrupt or have a negative impact on the combined business;
•The market price of our Common Stock after the Anthony's acquisition may be affected by factors different from those that affected the shares of BurgerFi prior to the Anthony's acquisition;
•Our growth strategy for opening new restaurants is highly dependent on the availability of suitable locations and our ability to develop and open new restaurants on a timely basis, on attractive terms;
•Our expansion into new markets may present increased risks, which could affect our profitability;
•Our failure to effectively manage our growth could harm our business and operating results;
•New restaurants, once opened, may not be profitable and may negatively affect restaurant sales at our existing restaurants;
•We have a limited number of suppliers for our major products and rely on a limited number of suppliers for the majority of our domestic distribution needs;

•Our plans to acquire new brands, and the ongoing need for capital expenditures at our existing restaurants, require us to spend capital;
•Our marketing strategies and channels will evolve and may not be successful;
•Our franchise business model presents a number of risks, including launching of the new Anthony's franchise brand. We rely on a limited number of franchisees for the operation of our franchised restaurants, and we have limited control with respect to the operations of our franchised restaurants, which could have a negative impact on our reputation and business;
•Incidents involving food safety and food-borne illnesses could adversely affect guests’ perception of our brand, result in lower sales and increase operating costs;
•Increased food commodity and energy costs could decrease our restaurant-level operating profit margins or cause us to limit or otherwise modify our menu, which could adversely affect our business;
•The digital and delivery business, and expansion thereof, is uncertain and subject to risk;
•We face significant competition for guests, and if we are unable to compete effectively, our business could be adversely affected;
•The COVID-19 pandemic has adversely affected and could continue to adversely affect our financial results, condition and outlook;
•Security breaches of either confidential guest information in connection with, among other things, our electronic processing of credit and debit card transactions or mobile ordering app, or confidential employee information may adversely affect our business;
•If we experience a material failure or interruption in our systems, our business could be adversely impacted;
•We depend on key members of our executive management team;
•We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business;
•Our insurance coverage may not provide adequate levels of coverage against claims;
•Failure to comply with privacy and cybersecurity laws and regulations could cause us to face litigation and penalties that could adversely affect our business, financial conditions and results of operations;
•If we fail to maintain effective internal controls over financial reporting, our ability to produce timely and accurate financial information or comply with Section 404 of the Sarbanes-Oxley Act could be impaired, which could have a material adverse effect on our business and stock price;
•We identified material weaknesses in our internal control over financial reporting in 2020. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business, investor confidence and our stock price;
•We have significant stockholders whose interests may differ from those of our public stockholders;
•Our anti-takeover provisions could prevent or delay a change in control of the Company, even if such change in control would be beneficial to our stockholders;
•We may be unable to maintain the listing of our securities in the future;
•If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline;
•A significant number of shares of our common stock are subject to issuance upon exercise of the outstanding warrants, which upon such exercise may result in dilution to our security holders;
•Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to decline; and
•Trading volatility and the price of our common stock may be adversely affected by many factors, including its designation as a “penny stock.”

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

RISKS RELATED TO OUR ACQUISITIONS, GROWTH STRATEGIES AND OPERATIONS

The Anthony's acquisition is expected to continue to significantly change the business and operations of BurgerFi. We may face challenges integrating the businesses.

As a result of the Anthony's acquisition, both the size and geographic scope of BurgerFi’s business has significantly increased. We have faced, and may continue to face, challenges integrating such geographically diverse businesses and implementing a smooth transition of business focus and governance in a timely or efficient manner. In particular, if the effort we devote to the integration of our businesses with that of Anthony's diverts more management time or other resources from carrying out our operations than we originally planned, our ability to maintain and increase revenues as well as manage our costs could be impaired. Furthermore, our capacity to expand other parts of our existing businesses may be impaired. We also cannot assure that the combination of the BurgerFi and Anthony's businesses will function as we anticipate, or that significant synergies will result. Any of the above could have a material adverse effect on our business.

The combination of the BurgerFi and Anthony's businesses may not lead to the growth and success of the combined business that we believe will occur.

We may not realize all of the synergies that we anticipated from the combination of the BurgerFi and Anthony's businesses and may not be successful in implementing our commercialization strategy. Our combined business is subject to all of the risks and uncertainties inherent in the pursuit of growth in our industry, and we may not be able to successfully sell our products or realize the anticipated benefits from our distribution, collaboration and other commercial partners. If we are not able to grow the combined business of BurgerFi and Anthony's as a commercial enterprise, our financial condition will be negatively impacted.

Integrating the businesses of BurgerFi and Anthony's may disrupt or have a negative impact on the combined business.

We could have difficulty integrating the assets, personnel, operations and business of BurgerFi and Anthony's. Risks that could impact us negatively include:

•the difficulty of integrating Anthony's and its concepts and operations;
•the difficulty in combining our financial operations and reporting;
•the potential disruption of the ongoing business and distraction of our management, including impairment of relationships with employees and partners as a result of any integration of new management personnel;
•changes in our business focus and/or management;
•risks related to international operations;
•the potential that our investment may significantly decrease in value, which may lead to an impairment of the goodwill carrying value of the acquired business; and
•the potential inability to manage an increased number of locations and employees.

Our growth strategy includes pursuing opportunistic acquisitions of additional brands, and we may not find suitable acquisition candidates or successfully operate or integrate any brands that we may acquire.

As part of our growth strategy, we intend to opportunistically acquire new brands and restaurant concepts. Competition for acquisition candidates may exist or increase in the future. Consequently, there may be fewer acquisition opportunities available to us as well as higher acquisition prices. There can be no assurance that we will be able to identify, acquire, manage or successfully integrate additional brands or restaurant concepts without substantial costs, delays or operational or financial problems.

Our successful positioning of our brands depends in large part on the success of our advertising and promotional efforts and our ability to continue to provide products that are desirable by our customers. Accordingly, we intend to continue to pursue an aggressive brand enhancement strategy, which includes multimedia advertising, promotional programs and public relations activities. These initiatives may require significant expenditures. If our multi-brand strategy is unsuccessful, these expenses may never be recovered. Any failure of our other marketing efforts could also have an adverse impact on us.

The difficulties of integration include coordinating and consolidating geographically separated systems and facilities, integrating the management and personnel of the acquired brands, maintaining employee morale and retaining key employees, implementing our management information systems and financial accounting and reporting systems, establishing and maintaining effective internal control over financial reporting, and implementing operational procedures and disciplines to control costs and increase profitability.

In the event we are able to acquire additional brands or restaurant concepts, the integration and operation of such acquisitions may place significant demands on our management, which could adversely affect our ability to manage our existing restaurants. In addition, we may be required to obtain additional financing to fund future acquisitions, but there can be no assurance that we will be able to obtain additional financing on acceptable terms or at all.

An increase in food and labor costs could adversely affect our operating results.

Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food and labor costs, which have been increasing, and may continue to increase, significantly, which may have a negative effect on the operations and profitability of the Company. Changes in the cost or availability of certain food products could affect our ability to offer a broad menu and maintain competitive prices and could materially adversely affect our profitability and reputation. The type, variety, quality and cost of produce, beef, poultry, cheese and other commodities can be subject to change and to factors beyond our control, including weather, climate change, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. Although we attempt to mitigate the impact of these cost increases as they occur through increases in selling prices, there is no assurance that we will be able to do so without causing decreases in demand for our products from our customers.

We have significant outstanding indebtedness, which requires that we generate sufficient cash flow to satisfy the payment and other obligations under the terms of our debt and exposes us to the risk of default and lender remedies.

As of December 31, 2021, the principal balance of the indebtedness under our secured credit agreement, dated as of December 15, 2021 (as amended, the “Credit Agreement”), and entered into by the Company and certain of its subsidiaries on November 3, 2021, was $70.3. We may incur additional indebtedness for various purposes, including to fund future acquisitions and operational needs. The terms of our outstanding indebtedness provide for significant principal and interest payments, and subjects us to certain financial and non-financial covenants, including debt service leverage, coverage, and liquidity ratios, each as defined in the Credit Agreement. If certain covenants are not met, the indebtedness may become partially or fully due and payable on an accelerated schedule.

The obligations are secured by substantially all the assets of the Company and its subsidiary guarantors. The Credit Agreement contains customary covenants that limit the Company’s and such subsidiaries' ability to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, make dividends and distributions, enter into burdensome agreements, use the proceeds of the loans in contravention to the Credit Agreement, change the nature of their businesses, make fundamental changes, make prepayments on subordinated debt, change their fiscal year, change their organizational documents and make payments of management fees, in each case subject to certain thresholds and exceptions.

Our ability to meet the payment obligations under our debt depends on our ability to generate significant cash flow in the future. We cannot assure that our business will generate cash flow from operations or that other capital will be available to us, in amounts sufficient to enable us to meet our payment obligations under our Credit Agreement and to fund our other liquidity needs. If we are not able to generate sufficient cash flow to service these obligations, we may need to refinance or restructure our debt, sell unencumbered assets (if any) or seek to raise additional capital. If we are unable to implement one or more of these options, we may not be able to meet these payment obligations, and the imposition of lender remedies could materially and adversely affect our business, financial condition and liquidity.

Our growth strategy for opening new restaurants is highly dependent on the availability of suitable locations and our ability to develop and open new restaurants on a timely basis, on attractive terms.

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

The number and timing of new restaurants opened during any given period may be negatively impacted by a number of factors, including: (1) the identification and availability of attractive sites for new restaurants; (2) difficulty negotiating suitable lease terms; (3) shortages of construction labor or materials; (4) recruitment and training of qualified personnel in the local market; (5) our ability to obtain all required governmental permits, including zoning approvals; (6) our ability to control construction and development costs of new restaurants; (7) competition in new markets, including competition for appropriate sites; (8) the proximity of potential sites to an existing restaurant, and the impact of cannibalization on future growth; (9) anticipated commercial, residential and infrastructure development near our new restaurants; and (10) the cost and availability of capital to fund construction costs and pre-opening costs.

Accordingly, we cannot assure that we will be able to successfully expand as we may not correctly analyze the suitability of a location or anticipate all of the challenges imposed by expanding our operations. Our growth strategy, and the substantial investment associated with the development of each new domestic corporate-owned restaurant, may cause our operating results to fluctuate and be unpredictable or adversely affect our profits. In addition, as has happened when other restaurant concepts have tried to expand, we may find that our concept has limited appeal in new markets, or we may experience a decline in the popularity of our concept in the markets in which we operate. If we are unable to expand in existing markets or penetrate new markets, our ability to increase our revenue and profitability may be materially harmed or we may face losses.

Our expansion into new markets may present increased risks, which could affect our profitability.

We may open corporate-owned restaurants in markets where we have little or no operating experience. Restaurants we open in new markets may take longer to reach expected restaurant sales and profit levels on a consistent basis and may have higher construction, occupancy, or operating costs than restaurants we open in existing markets. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than originally planned in advertising and promotional activity in new markets to build brand awareness.

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

Our existing personnel, management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures, and controls and to locate, hire, train and retain management and operating personnel, particularly in new markets. We may not be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure or be able to hire or retain the necessary management and operating personnel, which could harm our business, financial condition or results of operations. These demands could cause us to operate our existing business less effectively, which in turn could cause a deterioration in the financial performance of our existing restaurants, which could lead to, among other negative financial and operational effects, an impairment of our assets. If we experience a decline in financial performance, we may decrease the number of or discontinue restaurant openings, or we may decide to close restaurants that we are unable to operate in a profitable manner.

New restaurants, once opened, may not be profitable and may negatively affect restaurant sales at our existing restaurants.

Our results have been, and in the future may continue to be, significantly impacted by the timing of new restaurant openings (often dictated by factors outside of our control). Our experience has been that labor and operating costs associated with a newly opened restaurant for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Our new restaurants take a period of time to reach target operating levels due to inefficiencies typically associated with new restaurants, including the training of new personnel, new market learning curves, inability to hire sufficient qualified staff, lack of brand awareness in new markets, and other factors. We may incur additional costs in new markets, particularly for transportation and distribution, which may impact the profitability of those restaurants. New restaurants may not meet our targets for operating and financial metrics or may take longer than anticipated to do so. Any new restaurants we open may not be profitable or achieve operating results similar to those of our existing restaurants, which could adversely affect our business, financial condition or results of operations.

If we are unable to maintain and grow restaurant sales at existing restaurants, our financial performance could be adversely affected.

The level of same-store sales growth, which represents the change in year-over-year revenue for domestic corporate-owned restaurants open for 14 full months or longer, could affect our restaurant sales growth. Our ability to increase same-store sales depends, in part, on our ability to successfully implement our initiatives to build restaurant sales. It is possible such initiatives will not be successful, that we will not achieve our target same-store sales growth or that same-store sales growth could be negative, which may cause a decrease in restaurant sales and profit growth that would adversely affect our business, financial condition or results of operations, including an impairment of our assets.

Our mission of being “natural and proud of it” may subject us to risks.

Our mission is a significant part of our business strategy and what we are as a company. However, we face many challenges in carrying out our mission. We incur higher costs and other risks associated with purchasing high quality ingredients grown or raised with an emphasis on quality and responsible practices. As a result, our food and labor costs may be significantly higher than other companies who do not source high quality ingredients or pay above minimum wage. Additionally, the supply for high quality ingredients may be limited and it may take us longer to identify and secure relationships with suppliers that are able to meet our quality standards and have sufficient quantities to support our growing business. If we are unable to obtain a sufficient and consistent supply for our ingredients on a cost-effective basis, our food costs could increase or we may experience supply interruptions which could have an adverse effect on our operating margins. Additionally, some of our competitors recently announced initiatives to offer better quality ingredients, such as antibiotic-free meat. If this trend continues, it could further limit our supply for certain ingredients and we may lose our competitive advantage because it will be more difficult for our business to differentiate itself.

We have a limited number of suppliers for our major products and rely on a limited number of suppliers for the majority of our domestic distribution needs.

We have a limited number of suppliers for our major ingredients. Due to this concentration of suppliers, the cancellation of our supply arrangements with any one of these suppliers or the disruption, delay or inability of these suppliers to deliver these major products to our restaurants may materially and adversely affect our results of operations while we establish alternate distribution channels. In addition, if our suppliers fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. We cannot assure that we would be able to find replacement suppliers on commercially reasonable terms or a timely basis, if at all.

There can be no assurance that we will continue to be able to identify or negotiate with alternative supply and distribution sources on terms that are commercially reasonable to us. If our suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs, each of which could have a material adverse effect on our results of operations.

Our plans to acquire new brands and open new restaurants, and the ongoing need for capital expenditures at our existing restaurants, require us to spend capital.

Our growth strategy depends on acquiring new brands and opening new restaurants, which will require us to use cash flows from operations. We cannot assure that cash flows from operations will be sufficient to allow us to implement our growth strategy. If these funds are not allocated efficiently among our various projects, or if any of these initiatives prove to be unsuccessful, we may experience reduced profitability and we could be required to delay, significantly curtail or eliminate planned restaurant openings, which could have a material adverse effect on our business, financial condition and results of operations.

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

We rely heavily on social media for many of our marketing efforts. If consumer sentiment towards social media changes or a new medium of communication becomes more mainstream, we may be required to fundamentally change our current marketing strategies which could require us to incur significantly more costs. Some of our marketing initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenue. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising than we can at this time. Should our competitors increase spending on marketing and advertising or our marketing funds decrease for any reason, or should our advertising and promotions be less effective than those of our competitors, there could be a material adverse effect on our business, financial condition and results of operations.

We rely on a limited number of franchisees for the operation of our franchised restaurants, and we have limited control with respect to the operations of our franchised restaurants, which could have a negative impact on our reputation and business.

We rely, in part, on our franchisees and the manner in which they operate their restaurants to develop and promote our business. As of December 31, 2021, 51 franchisees operated all of our domestic BurgerFi franchised restaurants, and 1 franchisee operated our international BurgerFi franchised restaurant. We intend to launch the Anthony’s franchise brand in 2022. Our franchisees are required to operate their restaurants according to the specific guidelines we set forth, which are essential to maintaining brand integrity and reputation, all laws and regulations applicable to us and our subsidiaries and all laws and regulations applicable in the jurisdictions in which we operate. We provide training to these franchisees to integrate them into our operating strategy and culture. However, since we do not have day-to-day control over all of these restaurants, we cannot give assurance that there will not be differences in product and service quality, operations, labor law enforcement or marketing or that there will be adherence to all of our guidelines and applicable laws at these restaurants. In addition, if our franchisees fail to make investments necessary to maintain or improve their restaurants, guest preference for the brand could suffer. Failure of these restaurants to operate effectively could adversely affect our cash flows from those operations or have a negative impact on our reputation or our business.

The success of our franchised operations depends on our ability to establish and maintain good relationships with our franchisees. The value of our brands and the rapport that we maintain with our franchisees are important factors for potential franchisees considering doing business with us. If we are unable to maintain good relationships with franchisees, we may be unable to renew franchise agreements and opportunities for developing new relationships with additional franchisees may be adversely affected. This, in turn, could have an adverse effect on our business, financial condition and results of operations. We cannot be certain that the developers and franchisees we select will have the business acumen necessary to open and operate successful franchised restaurants in their franchising areas.

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

Our franchise business model presents a number of risks, including launching of the new Anthony’s franchise brand.

Our success as a franchised business relies, in part, on the financial success and cooperation of our franchisees. Moreover, as we focus more of our business on growing the franchises, including the planned launch of the Anthony’s franchise, we may not be successful in growing the brand. Our restaurant margins arise from two primary sources: fees from franchised restaurants (e.g., royalties based on a percentage of sales) and sales from corporate-owned restaurants. Our franchisees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenue we realize from franchised restaurants is largely dependent on the ability of our franchisees to grow their sales.

Business risks affecting our operations also affect our franchisees. In particular, our franchisees have also been, and may continue to be, significantly impacted by the COVID-19 pandemic, labor shortages, and inflation. If franchisee sales trends worsen, our financial results will continue to be negatively affected, which may be material. Additionally, a rise in minimum wages could adversely impact our and our franchisees’ financial performance. The impact of events such as boycotts or protests, labor strikes, and supply chain interruptions (including due to lack of supply or price increases) could also adversely affect both us and our franchisees.

Our success also relies on the willingness and ability of our independent franchisees to implement our initiatives, which may include financial investment, and to remain aligned with us on operating, value/promotional and capital-intensive reinvestment plans. The ability of franchisees to contribute to the achievement of our plans is dependent in large part on the availability to them of funding at reasonable interest rates and may be negatively impacted by the financial markets in general, by the creditworthiness of our franchisees or the Company or by banks’ lending practices. If our franchisees are unwilling or unable to invest in major initiatives or are unable to obtain financing at commercially-reasonable rates, or at all, our future growth and results of operations could be adversely affected.

From time to time, we have guaranteed certain franchisee’s lease obligations, which could require us to make lease payments on behalf of franchisees should they fail to honor such commitments. Our operating performance could also be negatively affected if our franchisees experience food safety or other operational problems or project an image inconsistent with our brands and values, particularly if our contractual and other rights and remedies are limited, costly to exercise or subjected to litigation and potential delays. If franchisees do not successfully operate restaurants in a manner consistent with our required standards, our brands' image and reputation could be harmed, which in turn could hurt our business and operating results.

Our ownership mix, which we continually evaluate for potential changes to determine our preferred allocation of franchise to corporate-owned stores, also affects our results and financial condition. The decision to own restaurants or to operate under franchise agreements is driven by many factors whose interrelationship is complex. The benefits of our more heavily franchised structure depend on various factors, including whether we have effectively selected franchisees that meet our rigorous standards, whether we are able to successfully integrate them into our structure and whether their performance and the resulting ownership mix supports our brand and financial objectives.

An impairment in the carrying value of our goodwill or other intangible or long-lived assets could adversely affect our financial condition and results of operations.

Along with other intangible assets, we test goodwill for impairment annually and whenever events or changes in circumstances indicate that its carrying value may not be recoverable. We also evaluate long-lived assets on a quarterly basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For the year ended December 31, 2021, management performed impairment testing, and the Company recorded impairment at the BurgerFi reporting unit for its goodwill, license agreements, and long-lived assets for approximately $106.5 million, $7.7 million, and $0.6 million, respectively.

We cannot accurately predict the amount and timing of any further impairment of assets. A significant amount of judgment is involved in determining if an indication of impairment exists. Should the value of goodwill or other intangible or long-lived assets become further impaired, there could be an adverse effect on our financial condition and consolidated results of operations.

RISKS RELATED TO OPERATING IN THE RESTAURANT INDUSTRY

Incidents involving food safety and food-borne illnesses could adversely affect guests’ perception of our brands, resulting in lower sales and increase operating costs.

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

Regardless of the source or cause, any report of food-borne illnesses or food safety issues, whether or not accurate, at one or more of our restaurants, including restaurants operated by our franchisees, could adversely affect our brands and reputation, which in turn could result in reduced guest traffic and lower sales. If any of our guests become ill from food-borne illnesses, we could be liable for certain damages or forced to temporarily close one or more restaurants or choose to close as a preventative measure if we suspect there was a pathogen in our restaurants. Furthermore, any instances of food contamination, whether or not at our restaurants, could subject us or our suppliers to voluntary or involuntary food recalls and the costs to conduct such recalls could be significant and could interrupt supply to unaffected restaurants or increase the cost of ingredients.

Increased food commodity and energy costs, as well as shortages or interruptions, could decrease our restaurant-level operating profit margins or cause us to limit or otherwise modify our menu, which could adversely affect our business.

Our profitability depends, in part, on our ability to anticipate and react to changes in the price and availability of food commodities, including, among other things: beef, poultry, grains, dairy and produce. Prices have been, and may continue to be, affected due to market changes, increased competition, the general risk of inflation, shortages or interruptions in supply due to weather, climate change, international military conflicts, trade sanctions, economic embargoes or boycotts, disease or other conditions beyond our control, or other reasons. Our business and margins have been negatively affected by, and we expect it to be continued to be negatively affected by, among other items, inflation, supply chain difficulties, labor shortages and other price increases.

This and other events could increase commodity prices, cause shortages that could affect the cost and quality of the items we buy or require us to further raise prices or limit our menu options. These events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our restaurant sales and restaurant-level operating profit margins. There can be no assurance that we will be able to continue to partially offset inflation and other changes in the costs of core operating resources as a result of gradually increased menu prices, more efficient purchasing practices, productivity improvements and greater economies of scale in the future.

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

Shortages or interruptions in the supply of food products caused by problems in production or distribution, inclement weather, unanticipated demand or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our operating results. For instance, our burgers depend on the availability of our proprietary ground beef blend. If there is an interruption of operation at our national grinder’s facility, we face an immediate risk because each restaurant typically has less than three days of beef patty inventory on hand. Any such material disruption would adversely affect our business.

Labor shortages or difficulty finding qualified employees could slow our growth, harm our business and reduce our profitability.

Restaurant operations are highly service oriented, and our success depends in part upon the Company’s and our franchisees’ ability to attract, retain and motivate a sufficient number of qualified employees, including restaurant managers and other crew members. The market for qualified employees in our industry is very competitive. Any future inability to recruit and retain qualified individuals may delay the planned openings of new restaurants and could adversely impact our existing restaurants, both corporate-owned and franchised. Any such delays, material increases in employee turnover rate in existing restaurants or widespread employee dissatisfaction could have a material adverse effect on our and our franchisees’ business and results of operations. In addition, strikes, work slowdowns or other job actions may become more common in the United States. Although none of the employees employed by us or our franchisees are represented by a labor union or are covered by a collective bargaining agreement, in the event of a strike, work slowdown or other labor unrest, the ability to adequately staff our restaurants could be impaired, which could result in reduced revenue and customer claims, and may distract our management from focusing on our business and strategic priorities.

The digital and delivery business, and expansion thereof, is uncertain and subject to risk.

Digital innovation and growth remain a focus for us. Our continuous investment in a sophisticated technology infrastructure, we believe, has enabled us to strategically anticipate and execute against significant industry-wide changes. We utilize advanced technology to analyze, communicate and tactically execute in virtually all aspects of the business. We have executed upon our digital strategy over the past few years, including the development and launch of our app, licensing agreements regarding ghost or cloud kitchens and using various third-party delivery partners, including partnerships with Uber Eats, DoorDash, Postmates and Grubhub. As the digital space around us continues to evolve, our technology needs to evolve concurrently to stay competitive with the industry. If we do not maintain digital systems that are competitive with the industry, our digital business may be adversely affected and could damage our sales. We rely on third parties for our ordering and payment platforms relating to our mobile app and ghost kitchens. Such services performed by these third parties could be damaged or interrupted by technological issues, which could then result in a loss of sales for a period of time. Information processed by these third parties could also be impacted by cyber-attacks, which could not only negatively impact our sales, but also harm our brand image.

Recognizing the rise in delivery services offered throughout the restaurant industry, we understand the importance of providing such services to guests wherever and whenever they want. We have invested in marketing to promote our delivery partnerships, which could negatively impact profitability if the business does not continue to expand. We rely on third parties, including Uber Eats, DoorDash, Postmates and Grubhub, to fulfill delivery orders timely and in a fashion that will satisfy guests. Errors in providing adequate delivery services may result in guest dissatisfaction, which could also result in loss of guest retention, loss in sales and damage to our brand image. Additionally, as with any third-party handling food, such delivery services increase the risk of food tampering while in transit. We are also subject to risk if there is a shortage of delivery drivers, which could result in a failure to meet guests’ expectations. Third-party delivery services within the restaurant industry are a competitive environment and include a number of players competing for market share. If our third-party delivery partners fail to effectively compete with other third-party delivery providers in the sector, delivery business may suffer, resulting in a loss of sales. If any third-party delivery provider we partner with experiences damage to their brand image, we may also see ramifications due to our association with them.

Additionally, some of our competitors have greater financial resources to spend on marketing and advertising around their digital and delivery campaigns than we have. Should our competitors increase their spend in these areas, or if our advertising and promotions are less effective than our competitors, there could be an adverse impact on our business in this space. As delivery, as well as the associations we have made in connection with delivery, is still a new concept, it is difficult for us to anticipate its impact to our sales as well as the challenges we may face in the future.

We face significant competition for guests, and if we are unable to compete effectively, our business could be adversely affected.

The restaurant industry is intensely competitive with many well-established companies that compete directly and indirectly with us with respect to taste, price, food quality, service, value, design and location. We compete in the restaurant industry with multi-unit national, regional and locally owned and/or operated limited-service restaurants and full-service restaurants. We compete with (1) restaurants, (2) other fast casual restaurants, (3) quick service restaurants and (4) casual dining restaurants. We may also compete with companies outside of the traditional restaurant industry, such as grocery store chains, meal subscription services and delicatessens, especially those that target customers who seek high-quality food, as well as convenience food stores, cafeterias and other dining outlets.

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

Our competition continues to intensify as new competitors enter the burger and premium pizza, fast-casual, quick service and casual dining segments. Many of our competitors emphasize low cost “value meal” menu options or other programs that provide price discounts on their menu offerings, a strategy we do not currently pursue. We also face increasing competitive pressures from some of our competitors with initiatives to offer better quality ingredients, such as antibiotic-free meat. Our continued success depends, in part, on the continued popularity of our menu and the experience we offer guests at our restaurants. If we are unable to continue to compete effectively, customer traffic, restaurant sales and restaurant-level operating profit margins could decline, and our business, financial condition and results of operations would be adversely affected.

We are subject to risks associated with leasing property subject to long-term non-cancelable leases.

We do not own any real property, and all of our domestic corporate-owned restaurants are located on leased premises. The leases for our restaurants generally have initial terms ranging from ten to twenty years and typically provide for two to four five-year renewal options as well as rent escalations. Generally, our leases are net leases that require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases.

If we close a restaurant, we may still be obligated to perform our monetary obligations under the applicable lease, including, among other things, payment of the base rent for the remaining lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially-acceptable terms or at all, which could cause us to close restaurants in desirable locations. We depend on cash flows from operations to pay our lease expenses and to fulfill other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings or other sources, we may not be able to service our lease obligations or fund our other liquidity and capital needs, which would materially affect our business.

Restaurant companies have been the target of class action lawsuits and other proceedings that are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.

Our business is subject to the risk of, and we are party to, including a shareholder class action lawsuit, litigation by employees, guests, suppliers, franchisees, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions, or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify.

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

GENERAL RISK FACTORS

The COVID-19 pandemic has adversely affected and could continue to adversely affect our financial results, condition, and outlook.

The COVID-19 pandemic has significantly impacted economic conditions in the United States, where most of our restaurants are located. The Company has experienced, and may continue to experience, impacts from COVID-19, as federal, state and local governments may continue to react to the public health crisis by encouraging or requiring social distancing, instituting stay-at-home orders and requiring, in varying degrees, restaurant dine-in limitations, capacity limitations or other restrictions. It is possible that further outbreaks could limit a steady recovery seen by the Company because of consumer behavior to off-premises dining and promotional activities associated with delivery. The Company continues to monitor the spread of new variants. Despite a recent decline in cases, hospitalizations and deaths in large portions of the United States, mask mandates, social-distancing, travel restrictions and stay-at-home orders could be reinstated in locations where we are located. Although the pandemic has presented challenges, it has also caused us to undertake and accelerate certain growth initiatives, such as new digital capabilities. By positioning ourselves to expand access, safety, and convenience of our customers, we believe that we are positioned to return to growth. An extended period of economic disruption, however, could have a material adverse impact on our business, results of operations, access to sources of liquidity and overall financial condition.

Security breaches of either confidential guest information in connection with, among other things, our electronic processing of credit and debit card transactions or mobile ordering app, or confidential employee information may adversely affect our business.

Our business requires the collection, transmission and retention of large volumes of guest and employee data, including credit and debit card numbers and other personally identifiable information, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. The integrity and protection of that guest and employee data is critical to us. The techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. Our information technology networks and infrastructure or those of our third-party vendors and other service providers could be vulnerable to damage, disruptions, shutdowns or breaches of confidential information due to criminal conduct, employee error or malfeasance, utility failures, natural disasters or other catastrophic events. Due to these scenarios, we cannot provide assurance that we will be successful in preventing such breaches or data loss.

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

Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks, proprietary products and other intellectual property, including our name and logos and the unique character and atmosphere of our restaurants. We rely on United States and foreign trademark, copyright and trade secret laws, as well as franchise agreements, non-disclosure agreements, and confidentiality and other contractual provisions to protect our intellectual property. Nevertheless, our competitors may develop similar menu items and concepts, and adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and other intellectual property. We may not be able to adequately protect our trademarks and service marks, and our competitors and others may successfully challenge the validity and/or enforceability of our trademarks and service marks and other intellectual property.

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

In recent years, there has been an increased legislative, regulatory and consumer focus on the food industry, including nutritional and advertising practices. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers or have enacted legislation restricting the use of certain types of ingredients in restaurants.

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

The development and operation of restaurants depend, to a significant extent, on the selection of suitable sites, which are subject to zoning, land use, environmental, traffic, liquor laws, and other regulations and requirements. We also are subject to licensing and regulation by state and local authorities relating to health, sanitation, safety, and fire standards. Typically, licenses, permits and approvals under such laws and regulations must be renewed annually and may be revoked, suspended, or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses, permits and approvals could adversely affect our existing restaurants and delay or result in our decision to cancel the opening of new restaurants, which would adversely affect our business.

Failure to comply with privacy and cybersecurity laws and regulations could cause us to face litigation and penalties that could adversely affect our business, financial conditions and results of operations.

Our business requires the collection, transmission and retention of large volumes of guest and employee data, including credit and debit card numbers and other personally identifiable information, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. The collection and use of such information are regulated at the federal and state levels. Regulatory requirements, both domestic and abroad, have been changing and increasing regulation relating to the privacy, security, and protection of data. Such regulatory requirements may become more prevalent in other states and jurisdictions as well. It is our responsibility to ensure that we are complying with these laws by taking the appropriate measures as well as monitoring our practices as these laws continue to evolve.

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

An “ownership change” could limit our ability to utilize tax loss and credit carryforwards to offset future taxable income.

We have certain general business credit tax credits (“Tax Attributes”). Our ability to use these Tax Attributes to offset future taxable income may be significantly limited if we experience an “ownership change,” as discussed below. Under the Internal Revenue Code of 1986, as amended ("IRC" or "Internal Revenue Code"), and regulations promulgated by the U.S. Treasury Department, we may carry forward or otherwise utilize the Tax Attributes in certain circumstances to offset any current and future taxable income and thus reduce our federal income tax liability, subject to certain requirements and restrictions. To the extent that the Tax Attributes do not otherwise become limited, we believe that we will have available a significant amount of Tax Attributes in future years, and therefore the Tax Attributes could be a substantial asset to us. However, if we experience an “ownership change,” as defined in Section 382 of the IRC, our ability to use the Tax Attributes may be substantially limited, and the timing of the usage of the Tax Attributes could be substantially delayed, which could therefore significantly impair the value of that asset

In general, an “ownership change” under Section 382 occurs if the percentage of stock owned by an entity’s 5% stockholders (as defined for tax purposes) increases by more than 50 percentage points over a rolling three-year period. An entity that experiences an ownership change generally will be subject to an annual limitation on its pre-ownership change tax loss and credit carryforwards equal to the equity value of the entity immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. The limitation on our ability to utilize the Tax Attributes arising from an ownership change under Section 382 of the IRC would depend on the value of our equity at the time of any ownership change. If we were to experience an “ownership change,” it is possible that a significant portion of our tax loss and credit carryforwards could expire before we would be able to use them to offset future taxable income.

If we fail to maintain effective internal controls over financial reporting, our ability to produce timely and accurate financial information or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could be impaired, which could have a material adverse effect on our business and stock price.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and the listing standards of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It also requires annual management assessments of the effectiveness of our internal control over financial reporting and disclosure of any material weaknesses in such controls. As an emerging growth company, if we become a large accelerated filer or when we are no longer an emerging growth company and become an accelerated filer, we will be required to have our independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we anticipate that we will expend significant resources, including accounting-related costs and significant management oversight. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we may become required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which may have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

We have identified material weaknesses in our internal control over financial reporting and if we fail to maintain an effective system of internal control in the future this may adversely affect the accuracy and reliability of future financial statements, and our reputation, business, and the price of our common stock, as well as may lead to a loss of investor confidence in us.

As disclosed under Item 9A. Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2021, management concluded that there was a material weakness in internal control in relation to the accounting for income taxes as of December 31, 2021 and material weaknesses in our internal control over financial reporting as of December 31, 2020.

The material weakness for the year ended December 31, 2021 was identified through management's assessment of internal controls over financial reporting for the year ended December 31, 2021. Although management did not conduct a formal assessment of internal control over financial reporting in connection with the audit of our financial statements for the year ended December 31, 2020, management identified a number of material weaknesses in our internal control over financial reporting, as follows:

•lack of controls over the financial closing and reporting process relating to a sufficient segregation of duties in the preparation of our financial statements and related notes, and, for the Successor period, the valuation and recognition of stock-based compensation and warrant liabilities;

•lack of resources to perform and review the application of accounting standards for revenue, leases, and variable interest entities ("VIEs");
•specifically with respect to VIEs, our internal control over financial reporting failed to detect errors related to consolidating variable interest entities for which we are the primary beneficiary;
•lack of effective controls over the accounting for deferred rent and accounting for initial franchise fees and brand development revenue in connection with the adoption of our new revenue recognition standard; and
•lack of controls during the Successor period related to the valuation of contingent consideration issued in the BurgerFi acquisition.

During the year ended December 31, 2021, we completed the remediation measures related to prior year material weaknesses. However, we concluded that our internal controls over financial reporting were not effective as of December 31, 2021 as a result of the material weakness that was identified in relation to accounting for income taxes. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. Failure to maintain effective internal controls over financial reporting may adversely affect the accuracy and reliability of our financial statements and have other consequences that may materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential actions or investigations by the SEC or other regulatory authorities, possible defaults under our credit agreement, shareholder lawsuits, a loss of investor confidence, and damage to our reputation.

We have significant stockholders whose interests may differ from those of our public stockholders.

As of December 31, 2021, approximately 52.4% of the voting power of our common stock was held, directly or indirectly, by our current board of directors, executive officers and greater than 5% beneficial owners. In addition, we are party to the Director Voting Agreement, which we entered into on December 16, 2020, with our sponsor, LH Equities, LLC (the “Sponsor”), certain of the initial stockholders (the “Initial Stockholders”) who held founders’ shares (the “Founders’ Shares”) prior to the initial public offering (“IPO”) of Opes, the Members and our then-serving officers and directors (the “Voting Agreement”). Pursuant to the Voting Agreement, all such stockholders agree to vote their shares of the Company in favor of the current members of the Board of Directors, comprised of Ophir Sternberg, Allison Greenfield, Vivian Lopez-Blanco, Gregory Mann and Martha Stewart, or, if any of them ceases to serve as a director, such other person designated by our Executive Chairman, in consultation with John Rosatti. In addition, in connection with the Anthony's acquisition, on November 3, 2021, we entered into an additional Voting Agreement with Cardboard, Ophir Sternberg and Lionheart Equities, LLC ("Lionheart Equities"), pursuant to which all such stockholders agreed to vote their shares of the Company in favor of Ophir Sternberg, Allison Greenfield, Vivian Lopez-Blanco, Gregory Mann, Martha Stewart and Andrew Taub (or any successor director designee of Cardboard) for a period of one year from the date of the closing of the Anthony's acquisition (the "Anthony's Closing").
Certain of these stockholders, for the foreseeable future, have influence over corporate management and affairs, as well as matters requiring stockholder approval, and they will be able to, subject to applicable law and the Voting Agreement, participate in the election of the members of our board of directors, including amendments to the Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. Our board of directors will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions.

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

Provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, as well as provisions of Delaware law, could discourage, delay or prevent a merger, acquisition or other change in control of the Company, even if such change in control would be beneficial to our stockholders. These provisions include: (1) the authority to issue “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt; (2) our classified board of directors, which provides that not all members of our board of directors are elected at one time; (3) prohibitions regarding the use of cumulative voting for the election of directors; (4) limitations on the ability of stockholders to call special meetings or amend our Amended and Restated Bylaws; (5) requirements that all stockholder actions be taken at a meeting of our stockholders; and (6) advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. In addition, Delaware law, to which the Company is subject, prohibits it, except under specified circumstances, from engaging in any mergers, significant sales of stock or assets or business combinations with any stockholder or group of stockholders who owns at least 15% of its common stock.

The provision of our Amended and Restated Certificate of Incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our Amended and Restated Certificate of Incorporation includes an exclusive venue provision. This provision requires, to the fullest extent permitted by law, that (1) any derivative action or proceeding brought on behalf of our Company, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of Delaware General Corporation Law or our Amended and Restated Certificate of Incorporation or the Amended and Restated Bylaws, or (5) any action asserting a claim against us governed by the internal affairs doctrine will have to be brought only in the Court of Chancery in the State of Delaware.

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees and may result in increased costs to a stockholder who has to bring a claim in a forum that is not convenient to the stockholder, which may discourage such lawsuits. If a court were to find the exclusive forum provision of our Amended and Restated Certificate of Incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

As a “smaller reporting company” we are permitted to provide less disclosure than larger public companies, which may make our common stock less attractive to investors.

We are currently a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act. As a smaller reporting company, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects, which may result in less investor confidence. Investors may find our common stock less attractive as a result of our smaller reporting company status. If some investors find our common stock less attractive, there may be a less active trading market for our common stock, and our stock price may be more volatile.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

The Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. As long as we qualify as an emerging growth company, we would be permitted, and we intend to, omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act, as described above. We also intend to take advantage of the exemption provided under the JOBS Act from the requirements to submit say-on-pay, say-on-frequency and say-on-golden parachute votes to our stockholders, and we will avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies.

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

We will continue to be an emerging growth company until the earliest to occur of (1) the last day of the fiscal year during which we had total annual gross revenue of at least $1.07 billion (as indexed for inflation), (2) the last day of the fiscal year following the fifth anniversary of the date of the first sale of securities by OPES at its initial public offering on March 16, 2018, (3) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (4) the date on which we are deemed to be a “large accelerated filer,” as defined under the Exchange Act.

Until such time that we lose “emerging growth company” status, it is unclear if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities, and our stock prices may be more volatile and could cause our stock prices to decline.

We may be unable to maintain the listing of our securities in the future.

If we fail to meet the continued listing requirements of the Nasdaq, we could face significant material adverse consequences, including: (1) a limited availability of market quotations for our securities; (2) reduced liquidity with respect to our securities; (3) a determination that our shares are a “penny stock” if they are not already determined to be a “penny stock” at the time of such failure to meet such requirements, which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; (4) a limited amount of news and analyst coverage for us; and (5) a decreased ability to issue additional securities or obtain additional financing in the future.

RISKS RELATED TO OUR CAPITAL STOCK

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

Outstanding warrants (including (A) warrants to purchase shares of common stock, at an exercise price of $11.50 per share, issued in connection with the IPO (the “Public Warrants”) and (B)(i) warrants to purchase shares of common stock, at an exercise price of $11.50 per share, which consist of warrants that are part of the units issued to Lion Point Capital, L.P. ("Lion Point") and Lionheart Equities, under the Amended and Restated Forward Purchase Contracts that the Company entered into, at the time of the BurgerFi acquisition, with Lion Point and Lionheart Equities, (ii) private placement warrants and (iii) working capital warrants, all of which were issued pursuant to private placement exemptions (together with (i) and (ii), the “Private Warrants”)) and warrants exercisable for shares underlying units outstanding pursuant to the unit purchase option to purchase units of the Company issued to EarlyBirdCapital and its designees in connection with the IPO (the “Unit Purchase Option”) to purchase shares of our common stock are exercisable at a price of $11.50 per share. Refer to Note 13 Stockholders' Equity as it relates to the number of warrants and options outstanding as of year end. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

The Company’s shares of common stock are currently deemed a “penny stock,” which may make it more difficult for investors to sell their common stock.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per common share or an exercise price of less than $5.00 per common share, subject to certain exceptions. The Company’s securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000, exclusive of their principal residence, or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade its securities. The Company believes that the penny stock rules may discourage investor interest in and limit the marketability of its common stock.

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

Many factors are expected to affect the volatility and price of our common stock in addition to its operating results and prospects. Some of these factors, several of which are outside our control, are the following:

•the unpredictable nature of economic and market conditions;
•governmental action or inaction in light of key indicators of economic activity or events that can significantly influence financial markets, and media reports and commentary about economic, trade or other matters, even when the matter in question does not directly relate to our business;

•trading activity in our common stock or trading activity in derivative instruments with respect to our common stock or debt securities, which can be affected by market commentary (including commentary that may be unreliable or incomplete); and
•investor confidence, driven in part by expectations about our performance.

Our common stock ranks junior to our Series A Junior Preferred Stock.

In the event of any voluntary or involuntary liquidation, dissolution or winding up or Deemed Liquidation Event (as defined in the Certificate of Designation (the “Certificate of Designation”) filed with the Secretary of State of the State of Delaware by BurgerFi prior to the Anthony's Closing designating shares of our Preferred Stock as Series A Preferred Stock, par value $0.0001 per share (the “Series A Junior Preferred Stock”), the holders of Series A Junior Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment is made to the holders of our common stock.

The rights of our holders of common stock to participate in the distribution of our assets rank junior to the prior claims of our current and future creditors, the Series A Junior Preferred Stock and any future series or class of preferred stock we may issue that ranks senior to our common stock. Our Amended and Restated Certificate of Incorporation authorizes us to issue up to 10,000,000 shares of preferred stock, par value $0.0001 per share, in one or more series on terms determined by our board of directors. As a result of the Anthony's acquisition, shares of Series A Junior Preferred Stock were issued.

The issuance of Series A Junior Preferred Stock in connection with the Anthony's acquisition and any other future offerings of debt or senior equity securities may adversely affect the market price of our common stock. If we decide to issue debt or senior equity securities in the future, it is possible that these securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. The Series A Junior Preferred Stock ranks senior to the Common Stock and may be redeemed at the option of the Company at any time and must be redeemed by the Company in limited circumstances.

Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Series A Junior Preferred Stock or common stock and may result in dilution to holders of the Series A Junior Preferred Stock or common stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we do not know the amount, timing or nature of any future offerings. Thus, holders of the Series A Junior Preferred Stock and common stock will bear the risk of our future offerings reducing the market price of our capital securities and diluting the value of their holdings in us.

The Series A Junior Preferred Stock is entitled to both preference dividends and participating dividends and no dividends, may be declared or paid on our common stock until (i) such preference dividends and participating dividends have been paid in full or (ii) all such dividends have been declared and a sum sufficient for the payment of them has been set aside for the benefit of the holders of the Series A Junior Preferred Stock.

The terms of the Series A Junior Preferred Stock place significant limitations on our ability to pay dividends on shares of our common stock, and payments made on the Series A Junior Preferred Stock are expected to significantly reduce or eliminate any cash that we might otherwise have available for the payment of dividends on shares of common stock. In particular, no dividends may be declared or paid on our common stock until (i) any accrued and unpaid preference dividends and participating dividends (as described below) with respect to the Series A Junior Preferred Stock have been paid in full or (ii) all such dividends have been or contemporaneously are declared and a sum sufficient for the payment of them has been or is set aside for the benefit of the holders of the Series A Junior Preferred Stock.

In addition, holders of Series A Junior Preferred Stock are entitled to participate in dividends paid to holders of our common stock to the same extent as if such holders of Series A Junior Preferred Stock had shares of common stock in accordance with the terms of the Certificate of Designation. As a result, the success of an investment in the common stock may depend entirely upon any future appreciation in the value of the common stock. There is no guarantee that the common stock will appreciate in value or even maintain its initial value.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our BurgerFi and Anthony's brand restaurants are primarily end-cap facilities, and, to a lesser extent in-line or free-standing. Only two of our restaurants feature a drive-thru. As of December 31, 2021, for all of the corporate-owned restaurants, we lease the premises in which our corporate-owned restaurants are operating. Our restaurant leases generally have initial terms of ten to twenty years, with two to four renewal options of five years each. Most restaurant leases provide for a specified annual rent, although some call for additional or contingent rent. Generally, leases are “net leases” that require the restaurant to pay a pro rata share of property taxes, insurance and common area maintenance costs. As of December 31, 2021, our restaurant system consisted of 179 restaurants comprised of 86 corporate-owned restaurants and 93 franchised restaurants located in the United States, Puerto Rico and Saudi Arabia.

We lease our executive offices, consisting of approximately 16,500 square feet in North Palm Beach, Florida, for a term expiring in 2023, with an option to renew. In January 2022, we exercised our right to terminate this North Palm Beach lease effective as of July 2022. Pursuant to an amended lease we entered into in February 2022, we also lease approximately 16,500 square feet (expanding to approximately 18,500 square feet in July 2022) in Fort Lauderdale, Florida, for a term expiring in 2032, with an option to renew. Please see Certain Relationships and Related Transactions, and Director Independence for information about this lease.

We believe our current office space is suitable and adequate for its intended purposes and provides opportunity for expansion. The following chart shows the number of restaurants in each of the states in which we operated as of December 31, 2021:

State	Corporate- Operated	Franchise- Operated	Total
Alabama	—	4	4
Alaska	—	1	1
Arizona	—	2	2
Colorado	—	1	1
Connecticut	—	2	2
Delaware	2	—	2
Florida	49	36	85
Georgia	—	5	5
Illinois	—	1	1
Indiana	—	2	2
Kansas	—	1	1
Kentucky	—	3	3
Maryland	1	6	7
Massachusetts	4	—	4
Michigan	—	1	1
Nevada	—	1	1
New Jersey	8	—	8
New York	6	3	9
North Carolina	—	5	5
Ohio	—	2	2
Pennsylvania	12	2	14
Rhode Island	1	—	1
South Carolina	—	3	3
Tennessee	1	1	2
Texas	—	6	6
Virginia	2	2	4
Saudi Arabia	—	1	1
Puerto Rico	—	2	2
Total	86	93	179

Item 3. Legal Proceedings.

Information regarding our legal proceedings can be found under the Contingencies sections of Note 8 to the Consolidated Financial Statements included within this report.

Item 4. Mine Safety Disclosures.

Not applicable.

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

Record Holders

As of April 11, 2022, we had 22,042,583 shares of common stock outstanding and 88 record holders of our common stock.

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and footnotes thereto incorporated by reference included elsewhere in this Annual Report.

Overview

The Company is a leading multi-brand restaurant company that develops, markets and acquires fast-casual and premium-casual dining restaurant concepts around the world, including corporate-owned stores and franchises. As of December 31, 2021, we were the owner and franchisor of the two following brands:

BurgerFi. BurgerFi is a fast-casual “better burger” concept, renowned for delivering an exceptional, all-natural premium “better burger” experience in a refined, contemporary environment. BurgerFi’s chef-driven menu offerings and eco-friendly restaurant design drive our brand communication. It offers a classic American menu of premium burgers, hot dogs, crispy chicken, frozen custard, hand-cut fries, shakes, beer, wine and more. Originally founded in 2011 in Lauderdale-by-the-Sea, Florida, the purpose was simple – “RedeFining” the way the world eats burgers by providing an upscale burger offering, at a fast-casual price point. BurgerFi is committed to an uncompromising and rewarding dining experience that promises fresh food of transparent quality. Since its inception, BurgerFi has grown to 118 BurgerFi locations, and as of December 31, 2021, was comprised of 25 corporate-owned restaurants and 93 franchised restaurants in 2 countries and 22 states, as well as Puerto Rico.

BurgerFi was named “Best Fast Casual Restaurant” in USA Today’s 10Best 2022 Readers Choice Awards for the second consecutive year, QSR Magazine's Breakout Brand of 2020, Fast Casual's 2021 #1 Brand of the Year and included in Inc. Magazine’s Fastest Growing Private Companies List. In 2021, Consumer Report’s Chain Reaction Report praised BurgerFi for serving “no antibiotic beef” across all its restaurants, and Consumer Reports awarded BurgerFi an "A-Grade Angus Beef" rating for the third consecutive year.

Anthony’s. Anthony’s is a premium pizza and wing brand operating 61 corporate-owned casual restaurant locations, as of December 31, 2021. Anthony’s prides itself on serving fresh, never frozen, high-quality ingredients. The concept is centered around a 900-degree coal fired oven, and its menu offers “well-done” pizza, coal fired chicken wings, homemade meatballs, and a variety of handcrafted sandwiches and salads. The restaurants also feature a deep wine and craft beer selection to round out the menu. The pizzas are prepared using a unique coal fired oven to quickly seal in natural flavors while creating a lightly charred crust. Anthony’s provides a differentiated offering among its casual dining peers driven by its coal fired oven, which enables the use of fresh, high-quality ingredients with quicker ticket times.

Since its inception in 2002, the Anthony’s brand has grown to 61 corporate-owned locations, as of December 31, 2021, primarily along the East coast and has restaurants in eight states, including Florida (28), Pennsylvania (12), New Jersey (8), New York (5), Massachusetts (4), Delaware (2), Maryland (1), and Rhode Island (1).

Anthony’s was named “The Best Pizza Chain in America" by USA Today's Great American Bites and “Top 3 Best Major Pizza Chain” by Mashed in 2021.

Beyond our current brand portfolio, we intend to acquire other restaurant concepts that will allow us to grow and also offer additional food categories. In evaluating potential acquisitions, we specifically seek concepts with, among others, the following characteristics:

•established, recognized brands;
•long-term, sustainable operating performance;
•consistent cash flows; and
•growth potential, both geographically and through co-branding initiatives across our portfolio.

Intending to leverage our developing management platform, we expect to achieve cost synergies post-acquisition by reducing the corporate overhead of the acquired company. We also plan to grow the top line revenues of newly acquired brands through support from our management and systems platform, franchising, marketing and advertising, supply chain assistance, site selection analysis, staff training and operational oversight and support.

Recent Acquisitions

On November 3, 2021, we completed the acquisition of Anthony's, which through its subsidiaries, owns and operates casual dining pizza restaurants under the trade name Anthony’s Coal Fired Pizza & Wings. The results of operations, financial position and cash flows of Anthony's is included in our consolidated financial statements as of the closing date of the acquisition.
Segments

We have two operating and reportable segments: (1) BurgerFi and (2) Anthony’s. Our business generates revenue from the following sources: (i) restaurant sales, (ii) royalty and other fees, consisting primarily of royalties based on a percentage of sales reported by franchised restaurants and paid by franchisees, and (iii) franchise fees, consisting primarily of licensing fees paid by franchisees.

Significant Recent Developments Regarding COVID-19

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly spreading outbreak of a novel strain of coronavirus designated COVID-19. The pandemic has significantly impacted economic conditions in the United States, where all of our corporate-owned restaurants are located. While the adverse effects of the COVID-19 pandemic have partially subsided, its effects vary by region, and uncertainties arising from the COVID-19 pandemic could continue to disrupt economic conditions and business activities, particularly as new outbreaks and variants of COVID-19 arise. The extent to which the COVID-19 pandemic, including the recent and emerging variants, could affect our business, operations and financial results is uncertain as it will depend upon numerous evolving factors that management may not be able to accurately predict, including the duration and scope of the pandemic and the continued emergence of new strains of COVID-19. The acceptance and effectiveness of vaccines and treatments, along with the length and extent of any continuing economic and market disruptions, are unknown, and therefore, any future impacts on our business, financial condition and/or results of operations cannot be quantified or predicted with specificity.

We believe that we have taken appropriate steps to mitigate the effects of the COVID-19 pandemic on our business, and our business model has, thus far, proven resilient. We continue to actively monitor the effects of the COVID-19 pandemic on our operations, and to the extent that future business activities are adversely affected by the pandemic, we intend to take appropriate actions designed to mitigate these impacts. We continue to adapt to the changing operational and economic environment that has resulted from the COVID-19 pandemic. Our top priority has been to take appropriate actions to protect the health and safety of our employees, customers and business partners, and we continue to monitor evolving health guidelines and respond to changes as appropriate. Notwithstanding moderation of the COVID-19 pandemic and related governmental and other restrictions, we may continue to experience negative effects on our business and operations from possible longer-term changes in consumer and customer behavior and/or from negative economic conditions, including recent inflationary effects on labor and food costs, supply chain disruptions and availability of labor.

We did not experience any material supply chain disruptions as a result of COVID-19 during 2020 or 2021; however, there can be no assurance that we will not experience supply chain challenges in the future. We have implemented price increases to mitigate the inflationary effects of food and labor costs; however, we cannot predict the long-term impact of these negative economic conditions on our restaurant profitability. Although we have experienced some recovery since the initial impact of COVID-19 and are able to meet our obligations as they become due with our cash flow from operations, the long-term impact of COVID-19 on the economy and on our business remains uncertain, the duration and scope of which cannot currently be predicted. In addition, despite a recent decline in cases, hospitalizations and deaths in large portions of the United States, mask mandates, social-distancing, travel restrictions and stay-at-home orders could be reinstated. We may take additional mitigation actions in the future such as raising additional financing, reducing capital spending, or modifying our operating strategies. Some of these measures may have an adverse impact on our business. Refer to the matters discussed under the caption “Risk Factors” beginning on page 10.

Key Metrics

The following key metrics are important indicators of the overall direction of our business, including trends in sales and the effectiveness of our marketing, operating, and growth initiatives for the BurgerFi brand:

(in thousands, except for percentage data)	Year Ended December 31, 2021	Year Ended December 31, 2020
Systemwide Restaurant Sales	$166,121	$126,866
Systemwide Restaurant Sales Growth	31%	(6)%
Systemwide Restaurant Same Store Sales Growth	14%	(12)%
Corporate-Owned Restaurant Sales	$33,435	$23,977
Corporate-Owned Restaurant Sales Growth	39%	9%
Corporate-Owned Restaurant Same Store Sales Growth	14%	(15)%
Franchise Restaurant Sales	$127,165	$97,860
Franchise Restaurant Sales Growth	30%	(6)%
Franchise Restaurant Same Store Sales Growth	15%	(11)%
Digital Channel Orders Growth	18%	93%
Digital Channel Orders	2,482	2,193
Digital Channel Orders % of Systemwide Sales	39%	43%

Systemwide Restaurant Sales

Systemwide restaurant sales is presented as informational data in order to understand the aggregation of franchised stores sales, ghost kitchen and corporate-owned store sales performance for stores that are open for the full year. Systemwide restaurant sales growth refers to the percentage change in sales at all franchised restaurants, ghost kitchens and corporate-owned restaurants in one period from the same period in the prior year. Systemwide restaurant same store sales growth refers to the percentage change in sales at all franchised restaurants, ghost kitchens, and corporate-owned restaurants once the restaurant has been in operation after 14 months. See definition below for same store sales.

Corporate-Owned Restaurant Sales

Corporate-owned restaurant sales represent the sales generated only by corporate-owned restaurants that are open for the full year. Corporate-owned restaurant sales growth refers to the percentage change in sales at all corporate-owned restaurants in one period from the same period in the prior year. Corporate-owned restaurant same store sales growth refers to the percentage change in sales at all corporate-owned restaurants once the restaurant has been in operation after 14 months. These measures highlight the performance of existing corporate-owned restaurants.

Franchise Restaurant Sales

Franchise restaurant sales represent the sales generated only by franchisee-owned restaurants that are open for the full year. Franchise restaurant sales growth refers to the percentage change in sales at all franchised restaurants in one period from the same period in the prior year. Franchise restaurant same store sales growth refers to the percentage change in sales at all franchised restaurants once the restaurant has been in operation after 14 months. These measures highlight the performance of existing franchised restaurants.

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

Digital Channel Orders

We use the measure of digital channel orders to measure performance of our investments made in our digital platform and partnerships with third party delivery partners. We believe our digital platform capabilities are a vital element to continuing to serve our customers and will continue to be a differentiator for BurgerFi as compared to some of our competitors. Digital channel orders growth refers to the percentage change in sales through our digital platforms in one period from the same period in the prior year for all franchised and corporate-owned restaurants. Digital channel orders and digital channel orders as percentages of systemwide sales are indicative of the number of orders placed through our digital platforms and the percentage of those digital orders when compared to total number of orders at all our franchised and corporate-owned restaurants.

By providing these key metrics, we believe we are enhancing investors’ understanding of our business as well as assisting investors in evaluating how well we are executing our strategic initiatives.

Results of Operations

To reflect the application of different bases of accounting as a result of the BurgerFi acquisition, the tables provided below separate the Company’s 2020 results via a black line into two distinct periods as follows: (1) up to and including the BurgerFi acquisition closing date (labeled “Predecessor”) and (2) the period after that date through December 31, 2020 (labeled “Successor”). The period after December 15, 2020 is the “Successor” period while the period before December 16, 2020 is the “Predecessor” period.

The historical financial information of OPES (a special purpose acquisition company, or “SPAC”) prior to the BurgerFi acquisition has not been reflected in the Predecessor financial statements as these historical amounts have been determined not to be useful information to a user of the financial statements. SPACs deposit the proceeds from their initial public offerings into a segregated trust account until a business combination occurs, where such funds are then used to pay consideration for the acquiree and/or to pay stockholders who elect to redeem their shares of common stock in connection with the business combination. The operations of a SPAC, until the closing of a business combination, other than income from the trust account investments and transaction expenses, are nominal. Accordingly, no other activity in the Company was reported for the period prior to December 16, 2020 besides BurgerFi’s operations as Predecessor.

As OPES’s historical financial information is excluded from the Predecessor financial information, the businesses, and thus financial results, of the Successor and Predecessor entities, are expected to be largely consistent, excluding the impact on certain financial statement line items that were impacted by the BurgerFi acquisition. Management believes reviewing our operating results for the twelve-months ended December 31, 2020 by combining the results of the Predecessor and Successor periods (“S/P Combined”) is more useful in discussing our overall operating performance when compared to the same period in the current year. Accordingly, in addition to presenting our results of operations as reported in our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America ("GAAP"), the tables below present the non-GAAP combined results for the year. The results of operations of Anthony's is included in our consolidated financial statements from the acquisition date of November 3, 2021.

		Successor	Predecessor	S/P Combined (non-GAAP)
(in thousands)	Year Ended December 31, 2021	December 16, 2020 through December 31, 2020	January 1, 2020 through December 15, 2020	Year Ended December 31, 2020
REVENUE
Restaurant sales	$57,790	$1,333	$23,683	$25,016
Royalty and other fees	8,021	255	6,116	6,371
Royalty - brand development and co-op	1,987	74	1,441	1,515
Franchise fees	1,069	25	1,055	1,080
TOTAL REVENUE	68,867	1,687	32,295	33,982
Restaurant level operating expenses:				—
Food, beverage and paper costs	17,153	406	7,212	7,618
Labor and related expenses	16,272	304	6,187	6,491
Other operating expenses	12,039	254	4,999	5,253
Occupancy and related expenses	4,940	19	2,702	2,721
Impairment	114,797	—	—	—
General and administrative expenses	17,300	855	6,925	7,780
Depreciation and amortization expense	10,060	348	1,062	1,410
Share-based compensation expense	7,573	818	—	818
Brand development and co-op advertising expense	2,462	35	2,284	2,319
Pre-opening costs	1,905	48	166	214
TOTAL OPERATING EXPENSES	204,501	3,087	31,537	34,624
OPERATING (LOSS) INCOME	(135,634)	(1,400)	758	(642)
Other income, net	2,047	791	2	793
Gain on change in value of warrant liability	13,811	5,597	—	5,597
Interest expense	(1,406)	(6)	(125)	(131)
(Loss) income before income taxes	(121,182)	4,982	635	5,617
Income tax (expense) benefit	(312)	366	—	366
Net (Loss) Income	(121,494)	5,348	635	5,983
Net Income Attributable to Non-Controlling Interests (predecessor)	—	—	20	20
Net (Loss) Income Attributable to common shareholders (successor) and Controlling Interests (predecessor)	$(121,494)	$5,348	$615	$5,963

Sales

The following table presents our corporate-owned restaurant sales by segment:

		Successor	Predecessor	S/P Combined (non-GAAP)
(in thousands)	Year Ended December 31, 2021 *	December 16, 2020 through December 31, 2020	January 1, 2020 through December 15, 2020	Year Ended December 31, 2020
BurgerFi
Restaurant sales	35,371	1,333	23,683	25,016
Royalty and other fees	8,021	255	6,116	6,371
Royalty - brand development and co-op	1,987	74	1,441	1,515
Franchise fees	1,069	25	1,055	1,080
Total BurgerFi	$46,448	$1,687	$32,295	$33,982
Anthony's
Restaurant sales	$22,419	$—	$—	$—
Total Anthony's	$22,419	$—	$—	$—
Total Consolidated	$68,867	$1,687	$32,295	$33,982
* Amounts for Anthony's are only presented from November 3, 2021, the date of acquisition.

Comparison of the years ended December 31, 2021 and December 31, 2020 (S/P Combined)

Restaurant Sales

For the year ended December 31, 2021, the Company’s restaurant sales increased by approximately $32.8 million or 131% as compared to the S/P Combined year ended December 31, 2020. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $22.4 million, or 68% of the increase in restaurant sales. The remaining increase of $10.4 million resulted from the operation of eight, net, new BurgerFi corporate-owned restaurants and an increase in same store sales of 14% for BurgerFi during the year ended December 31, 2021 as compared to the S/P Combined year ended December 31, 2020. Same store sales increases were driven by recovering customer demand, the introduction of our SWAG burger (Spicy Wagyu burger) in March 2021, as well as higher average transaction values resulting from price increases which took effect in June 2021.

Royalty and Other Fees

Royalty and other fees increased by approximately $1.7 million, or 26% for the year ended December 31, 2021 as compared to the S/P Combined year ended December 31, 2020. This increase was primarily driven by an increase in our franchisees' sales. For the year ended December 31, 2021, franchisee sales increased by 30% as compared to that of S/P Combined year ended December 31, 2020.

Royalties – Brand Development and Co-op

Royalties – brand development and co-op advertising increased by approximately $0.5 million, or 31% for the year ended December 31, 2021 as compared to the S/P Combined year ended December 31, 2020. This increase was primarily due to the reinstatement of brand development programs that were suspended in 2020 due to the COVID-19 outbreak and an increase in our franchisees’ sales for the year ended December 31, 2021 as compared to the S/P Combined year ended December 31, 2020. For the year ended December 31, 2021, franchisee sales increased by 30% as compared to that of S/P Combined year ended December 31, 2020.

Restaurant Level Operating Expenses

Restaurant level operating expenses are as follows:

			Successor		Predecessor		S/P Combined (non-GAAP)
	Year Ended December 31, 2021 *		December 16, 2020 through December 31, 2020		January 1, 2020 through December 15, 2020		Year Ended December 31, 2020
(in thousands, except for percentage data)	In dollars	As a % of restaurant sales	In dollars	As a % of restaurant sales	In dollars	As a % of restaurant sales	In dollars	As a % of restaurant sales
Consolidated:
Restaurant Sales	$57,790	100%	$1,333	100%	$23,683	100%	$25,016	100%
Restaurant level operating expenses:
Food, beverage and paper costs	$17,153	29.7%	$406	30.5%	$7,212	30.5%	$7,618	30.5%
Labor and related expenses	16,272	28.2%	304	22.8%	6,187	26.1%	6,491	25.9%
Other operating expenses	12,039	20.8%	254	19.1%	4,999	21.1%	5,253	21.0%
Occupancy and related expenses	4,940	8.5%	19	1.4%	2,702	11.4%	2,721	10.9%
Total	$50,404	87.2%	$983	73.8%	$21,100	89.1%	$22,083	88.3%

BurgerFi:
Restaurant Sales	$35,371	100%	$1,333	100%	$23,683	100%	$25,016	100%
Restaurant level operating expenses:
Food, beverage and paper costs	$10,734	30.3%	$406	30.5%	$7,212	30.5%	$7,618	30.5%
Labor and related expenses	9,593	27.1%	304	22.8%	6,187	26.1%	6,491	25.9%
Other operating expenses	7,718	21.8%	254	19.1%	4,999	21.1%	5,253	21.0%
Occupancy and related expenses	3,009	8.5%	19	1.4%	2,702	11.4%	2,721	10.9%
Total	$31,054	87.8%	$983	73.8%	$21,100	89.1%	$22,083	88.3%

Anthony's:
Restaurant Sales	$22,419	100%	$—	N/A	$—	N/A	$—	N/A
Restaurant level operating expenses:
Food, beverage and paper costs	$6,419	28.6%	$—	N/A	$—	N/A	$—	N/A
Labor and related expenses	6,679	29.8%	—	N/A	—	N/A	—	N/A
Other operating expenses	4,321	19.3%	—	N/A	—	N/A	—	N/A
Occupancy and related expenses	1,931	8.6%	—	N/A	—	N/A	—	N/A
Total	$19,350	86.3%	$—	N/A	$—	N/A	$—	N/A
* Amounts for Anthony's are only presented from November 3, 2021, the date of acquisition. As such, expenses as a percentage of sales for Anthony's are not necessarily representative or comparable of that of a full quarter or a full period for Anthony's.

Total restaurant level operating expenses as a percentage of revenue was 87.2% for the year ended December 31, 2021 as compared to 88.3% for the S/P Combined year ended December 31, 2020, a decrease of 110 basis points. This 110 basis points decrease is attributable to a change in our sales mix, more efficiently managing our costs of delivery through third party suppliers and reduced other store operating expenses, and leverage on occupancy costs, which are primarily fixed in nature.

Food, Beverage and Paper Costs

Food, beverage, and paper costs for the year ended December 31, 2021 increased approximately $9.5 million, or 125% as compared to the S/P Combined year ended December 31, 2020. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $6.4 million, or 67% of the increase. The remaining increase of $3.1 million resulted from the operation of eight, net, new BurgerFi corporate-owned restaurants and an increase in same store sales of 14% during the year ended December 31, 2021 as compared to the S/P Combined year ended December 31, 2020. As a percentage of restaurant sales, food, beverage and paper costs were 29.7% for the year ended December 31, 2021 as compared to 30.5% for the S/P Combined year ended December 31, 2020. This 80 basis points decrease primarily resulted from a change in our sales mix and increases in menu pricing during the year ended December 31, 2021, partially offset by higher costs of food and paper products as a result of inflationary pressures.

Labor and Related Expenses

Labor and related expenses for the year ended December 31, 2021 increased by approximately $9.8 million, or 151% as compared to the S/P Combined year ended December 31, 2020. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $6.7 million, or 68% of the increase. The remaining increase of $3.1 million resulted from the operation of eight, net, new BurgerFi corporate-owned restaurants, along with fewer employees in our corporate-owned restaurants during the month of March 2020. As a percentage of corporate restaurant sales, labor and related expenses were 28.2% for the year ended December 31, 2021 as compared to 25.9% for the S/P Combined year ended December 31, 2020. This 230 basis points increase is due to increased labor costs experienced in our restaurants as compared to that of the prior period stemming from staffing challenges resulting from COVID-19 as well as employee salary increases.

Other Operating Expenses

Other operating expenses for the year ended December 31, 2021 increased by approximately $6.8 million, or 129% as compared to the S/P Combined year ended December 31, 2020. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $4.3 million, or 64% of the increase. The remaining increase of $2.5 million resulted from the operation of eight, net, new BurgerFi corporate-owned restaurants. As a percentage of corporate restaurant sales, other operating expenses were 20.8% for the year ended December 31, 2021 as compared to 21.0% for the S/P Combined year ended December 31, 2020. This 20 basis points decrease primarily relates to sales increases during the year ended December 31, 2021, creating leverage on certain store operating costs that are not variable with sales.

Occupancy and Related Expenses

Occupancy and related expenses for the year ended December 31, 2021 increased by approximately $2.2 million, or 82% as compared to the S/P Combined year ended December 31, 2020. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $1.9 million, or 87% of the increase. The remaining increase of $0.3 million resulted from the operation of eight, net, new BurgerFi corporate-owned restaurants. As a percentage of corporate restaurant sales, occupancy and related expenses were 8.5% for the year ended December 31, 2021 as compared to 10.9% for the S/P Combined year ended December 31, 2020. This 240 basis points decrease relates to sale increases during the year ended December 31, 2021, creating leverage on occupancy costs, which are primarily fixed in nature.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2021 increased by approximately $9.5 million, or 122% as compared to the S/P Combined year ended December 31, 2020. This increase partially related to Anthony's general and administrative expenses for two months, which contributed approximately $1.3 million, or 13% of the increase. The remaining increase of $8.2 million was primarily driven by merger and acquisition-related expenses of $3.7 million, legal, professional, and insurance fees and other miscellaneous expenses of $2.8 million, and labor and related costs of $1.7 million during the year ended December 31, 2021 as compared to the S/P Combined year ended December 31, 2020. These increases were a result of investments made related to the acquisition of Anthony's, costs associated with the operation of being a public company beginning in December 2020, and the investments to support the increased development and growth of our restaurants.

Pre-opening Costs

Pre-opening costs were $1.9 million for the year ended December 31, 2021 as compared to $0.2 million during the S/P Combined year ended December 31, 2020 primarily as a result of opening ten new stores during the year ended December 31, 2021 as compared to two stores during the S/P Combined year ended December 31, 2020. Pre-opening costs include all expenses incurred by a restaurant prior to the restaurant's opening for business. These pre-opening costs include costs to relocate and reimburse restaurant management staff members, costs to recruit and train hourly restaurant staff members, wages, travel, and lodging costs for our training team and other support staff members, as well as rent expense. Pre-opening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific pre-opening costs incurred for each restaurant.

Share-Based Compensation Expense

Stock compensation expense was $7.6 million for the year ended December 31, 2021 as compared to $0.8 million for the S/P Combined year ended December 31, 2020 primarily as a result of restricted stock unit awards under the Company’s 2020 Stock Incentive Plan in 2021. There were very limited awards for the S/P Combined year ended December 31, 2020.

Depreciation and Amortization Expense

Depreciation and amortization expenses were $10.1 million for the year ended December 31, 2021 as compared to $1.4 million for the S/P Combined year ended December 31, 2020. The increase of $8.7 million was primarily due to the amortization of intangible assets during the year ended December 31, 2021. These intangible assets were in relation to the BurgerFi acquisition in December 2020. The remaining increase was primarily attributable to operating more stores than in the prior period.

Brand Development and Co-op Advertising Expense

Brand development and co-op advertising expense increased by approximately $0.1 million, or 6% as compared to the S/P Combined year-ended December 31, 2020. This increase relates to the signing of a new agency during the year ended December 31, 2021.

Other Income, net

Other income increased by approximately $1.3 million for the year ended December 31, 2021 primarily as a result of $2.2 million of debt forgiveness on all of our PPP loans, offset by loss on disposal of assets.

Interest Expense

Interest expense was approximately $1.4 million during the year ended December 31, 2021 as compared to $0.1 million during the S/P Combined year ended December 31, 2020. This increase is primarily due to non-cash interest expense of $0.6 million in relation to our preferred stock and $0.7 million due to an increase in debt as a result of the Anthony's acquisition.

Change in Value of Warrant Liability

The Company recorded a non-cash gain of approximately $13.8 million during the year ended December 31, 2021 related to change in the fair value of the warrant liability as compared to a gain of $5.6 million during the Successor period from December 16, 2020 to December 31, 2020. The increase in the gain is primarily attributable to the decrease in value of the warrant liability primarily due to a decrease in the trading price of our common stock. There were no warrants outstanding in the Predecessor period.

Impairment Expense

As part of the Company's annual goodwill assessment and impairment assessment at the end of each reporting period for long-lived assets and definite-lived intangible assets, the Company recorded asset impairment charges of approximately $114.8 million. This impairment charge was primarily related to a goodwill impairment charge of $106.5 million and a definite-lived intangible asset impairment charge of $7.7 million in relation to the Company's BurgerFi reporting unit. The majority of the goodwill impairment amount was driven by the impact on the Company's market capitalization due to the decrease in stock price, coupled with significant decline to the equity values of our peers. The impairment amount for definite-lived intangible assets was primarily the result of a change in estimate of the remaining life of a licensing agreement.

Income Tax Expense

For the year ended December 31, 2021, the Company recorded income tax expense of $0.3 million, primarily as a result of a valuation allowance on the Company’s deferred tax assets. This resulted in an effective tax rate of less than 1.0%. For the Successor period from December 16, 2020 to December 31, 2020, the Company recorded income tax benefit of $0.4 million.

Prior to the BurgerFi acquisition, the Predecessor had elected to be taxed as a partnership under the provisions of the Internal Revenue Code and similar state provisions. Therefore, there was no income tax recorded by the Company for the comparable Predecessor period from January 1, 2020 to December 15, 2020.

Net (Loss) Income

Net loss was approximately $121.5 million and net income was approximately $6.0 million, for the year ended December 31, 2021 and for the S/P Combined year ended December 31, 2020, respectively. This change is primarily the result of a non-cash impairment charge of approximately $114.8 million during the year ended December 31, 2021, which consisted of impairment of goodwill, long-lived assets, and definite-lived intangible assets. In addition, the Company's general and administrative expenses for the year ended December 31, 2021 increased by approximately $9.5 million, or 122% as compared to the S/P Combined year ended December 31, 2020. $8.2 million of this increase was primarily a result of investments made related to the acquisition of Anthony's, the operation of a public company beginning in December 2020, and the investments to support the increased development and growth of our restaurants.

Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”). We define Adjusted EBITDA as net (loss) income before the change in value of warrant liability, interest expense (which includes the change in value of preferred stock), income tax (benefit) expense, depreciation and amortization, share-based compensation expense, pre-opening costs, store closure costs, gain on extinguishment of debt, legal settlements, merger, acquisition, and integration costs, and impairment charges.

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

We believe that this non-U.S. GAAP financial measure provides meaningful information and helps investors understand our financial results and assess our prospects for future performance. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-U.S. GAAP financial measures having the same or similar names. These financial measures should not be considered in isolation from, as substitutes for, or alternative measures of, reported net income or diluted earnings per share, and should be viewed in conjunction with the most comparable U.S. GAAP financial measures and the provided reconciliations thereto. We believe this non-U.S. GAAP financial measure, when viewed together with our U.S. GAAP results and the related reconciliations, provides a more complete understanding of our business. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net (loss) income on a consolidated basis and by segment:

	Consolidated
		Successor	Predecessor	S/P Combined (non-GAAP)
(in thousands)	12/31/2021	12/16/2020 through 12/31/2020	1/1/2020 through 12/31/2020	12/31/2020
Net (Loss) Income Attributable to Common Shareholders (successor) and Controlling Interests (predecessor)	$(121,494)	$5,348	$615	$5,963
Gain on change in value of warrant liability	(13,811)	(5,597)	—	(5,597)
Interest expense	1,406	6	125	131
Income tax expense (benefit)	312	(366)	—	(366)
Depreciation and amortization expense	10,060	348	1,062	1,410
Share-based compensation expense	7,573	818	—	818
Pre-opening costs	1,905	48	166	214
Store closure (income) costs	324	—	(2)	(2)
Gain on extinguishment of debt	(2,237)	(791)	—	(791)
Legal settlements	689	—	—	—
Merger, acquisition, and integration costs	4,275	—	428	428
Non-cash impairment charge	114,797	—	—	—
Adjusted EBITDA	$3,799	$(186)	$2,394	$2,208

	BurgerFi				Anthony's
		Successor	Predecessor	S/P Combined (non-GAAP)
(in thousands)	12/31/2021	12/16/2020 through 12/31/2020	1/1/2020 through 12/31/2020	12/31/2020	12/31/2021
Net (Loss) Income Attributable to Common Shareholders (successor) and Controlling Interests (predecessor)	$(121,352)	$5,348	$615	$5,963	$(142)
Gain on change in value of warrant liability	(13,811)	(5,597)	—	(5,597)	—
Interest expense	673	6	125	131	733
Income tax expense (benefit)	473	(366)	—	(366)	(161)
Depreciation and amortization expense	8,694	348	1,062	1,410	1,366
Share-based compensation expense	7,573	818	—	818	—
Pre-opening costs	1,905	48	166	214	—
Store closure (income) costs	279	—	(2)	(2)	45
Gain on extinguishment of debt	(2,237)	(791)	—	(791)	—
Legal settlements	689	—	—	—	—
Merger, acquisition, and integration costs	4,119	—	428	428	156
Non-cash impairment charge	114,797	—	—	—	—
Adjusted EBITDA	$1,802	$(186)	$2,394	$2,208	$1,997

Liquidity, Capital Resources, and COVID-19

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand. As of December 31, 2021, we maintained a cash and cash equivalents balance of approximately $15 million.

Our primary requirements for liquidity are to fund our working capital needs, operating and finance lease obligations, capital expenditures and general corporate needs. Our requirements for working capital are generally not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our ongoing capital expenditures are principally related to opening new restaurants, remodels and maintenance, as well as investments in our digital and corporate infrastructure. We estimate our capital expenditures will be approximately $4 million for the year ending December 31, 2022.

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly spreading outbreak of a novel strain of coronavirus designated COVID-19. The pandemic has significantly impacted economic conditions in the United States, where all of our Company restaurants are located. While the adverse effects of the COVID-19 pandemic have partially subsided, its effects vary by region, and uncertainties arising from the COVID-19 pandemic could continue to disrupt economic conditions and business activities, particularly as new variants of COVID-19 arise. The extent to which the COVID-19 pandemic, including the recent and emerging variants, could affect our business, operations and financial results is uncertain as it will depend upon numerous evolving factors that management may not be able to accurately predict, including the duration and scope of the pandemic and the continued emergence of new strains of COVID-19. The acceptance and effectiveness of vaccines and treatments, along with the length and extent of any continuing economic and market disruptions, are unknown, and therefore, any future impacts on our business, financial condition and/or results of operations cannot be quantified or predicted with specificity.

We have implemented price increases to mitigate the inflationary effects of food and labor costs, however we cannot predict the long-term impact of these negative economic conditions on our restaurant profitability. Although we have experienced some recovery since the initial impact of COVID-19 and are able to meet our obligations as they become due with our cash flow from operations, the long-term impact of COVID-19 on the economy and on our business remains uncertain, the duration and scope of which cannot currently be predicted. In addition, we continue to monitor the spread of new variants, including the pandemic’s emergence of variants.

We are currently able to pay our obligations as they become due for at least the next 12 months and for the foreseeable future, with our cash flow generated from operations and our cash on hand balance of $15 million. We are committed to constructing four additional restaurants within the next 12 months. The total amount remaining due on these contracts is approximately $1.0 million. We believe that we will be able to pay these commitments from our current cash balance. Should federal, state or municipal government authorities impose mandatory restrictions in excess of what they currently are, we believe that our current cash balance will allow us the liquidity to meet our commitments as they become due.

The following table presents the summary cash flow information for the periods indicated:

(in thousands)		Successor	Predecessor
	Year Ended December 31, 2021	December 16, 2020 through January 1, 2020	January 1, 2020 through December 15, 2020
Net cash (used in) provided by:
Operating activities	$(7,467)	$(938)	$2,696
Investing activities	(5,015)	(27,549)	620
Financing activities	(13,012)	—	(2,943)
Net (decrease) increase in cash	$(25,494)	$(28,487)	$373

Cash Flows Used in Operating Activities

During the year ended December 31, 2021, cash flows used in operating activities were approximately $7.5 million. The cash flows used in operating activities resulted from a net loss of $121.5 million, which was primarily related to non-cash impairment charges of $114.8 million related to goodwill, definite-lived intangible assets and long-lived assets, depreciation and amortization of $10.1 million, and share-based compensation of $7.6 million, offset by a gain on change in value of warrant liability of $13.8 million. Additionally, changes in operating assets and liabilities resulted in a net asset increase, which was mainly due to a decrease in accrued expenses, primarily as a result of payment of acquisition-related costs associated with the Anthony's acquisition as well as payment of accrued compensation, offset by an increase in deferred rent and other liabilities. Our deferred rent and other liabilities increase is due to the opening of new corporate-owned restaurants during the year ended December 31, 2021 as well as several restaurants under construction as of December 31, 2021.

Cash Flows Used in Investing Activities

During the year ended December 31, 2021, cash flows used in investing activities were approximately $5.0 million, which was primarily the result of construction costs of $10.7 million, offset by a cash increase from the acquisition of Anthony's of approximately $5.5 million.

Cash Flows Used in Financing Activities

During the year ended December 31, 2021, cash flows used in financing activities were approximately $13.0 million, which was primarily related to a $3.0 million repayment and termination of one of the Company's lines of credit and payments on notes payable of approximately $9.2 million.

Credit Agreement

On November 3, 2021 and as part of the Anthony's acquisition, the Company joined a credit agreement with a syndicate of commercial banks providing Anthony's with up to $71.8 million in financing ("Credit Agreement"). The Credit Agreement, which terminates on June 15, 2024, provides the Company with lender financing structured as a $57.8 million term loan, a $4 million revolving loan, and a $10 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) provided by a related party and a significant shareholder. The terms of the Credit Agreement require the Company to repay the principal of the term loan in quarterly installments of approximately $0.8 million with the balance due at the maturity date. The principal amount of revolving loans is due and payable in full on the maturity date. The loan and revolving line of credit are secured by substantially all of the Company’s assets and incurs interest on outstanding amounts at 4.75% per annum through June 15, 2023 and 6.75% from June 16, 2023 through maturity while the Delayed Draw Term Loan Facility is a non-interest bearing loan. Pursuant to the terms of an amendment to the Credit Agreement effective as of March 9, 2022, certain of the covenants of (i) the Company and Plastic Tripod, Inc., as the borrowers (the "Borrowers"), and (ii) the subsidiary guarantors (the "Guarantors") party to the Credit Agreement were amended, and the Borrowers and Guarantors agreed to pay incremental deferred interest of 2% per annum, in the event that the Credit Agreement is not repaid on or prior to June 15, 2023; provided, however, that if no event of default has occurred and is continuing then (1) no incremental deferred interest will be due if all of the obligations under the Credit Agreement have been paid on or prior to December 31, 2022, and (2) only 50% of the incremental deferred interest will be owed if all of the obligations under the Credit Agreement have been paid from and after January 1, 2023 and on or prior to March 31, 2023.

Redeemable Preferred Stock

On November 3, 2021, and as part of the Anthony's acquisition, the Company issued 2,120,000 shares of redeemable preferred stock as Series A Junior Preferred Stock. The Series A Junior Preferred Stock is redeemable on November 3, 2027 and accrues dividends at 7.00% per annum compounded quarterly from June 15, 2024 with such rate increasing by an additional 0.35% per quarter commencing with the three month period ending September 30, 2024 and (b) in the event that the Credit Agreement is refinanced or repaid in full prior to June 15, 2024 and the Series A Junior Preferred Stock is not redeemed in full on such date, from and after such date, shall accrue dividends at 5.00% per annum, compounded quarterly, until June 15, 2024.

The Series A Junior Preferred Stock ranks senior to the Common Stock and may be redeemed at the option of the Company at any time and must be redeemed by the Company in limited circumstances. The Series A Junior Preferred Stock shall not have voting rights or conversion rights. The Series A Junior Preferred Stock is measured at fair value with changes in fair value reported as interest expense in the accompanying consolidated statement of operations.

Critical Accounting Policies and Use of Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

The Company reviews its financial reporting and disclosure practices and accounting policies quarterly to confirm that they provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies, the following involve a higher degree of judgment and/or complexity:

•Goodwill

We review goodwill for impairment annually, or more frequently if circumstances indicate a possible impairment. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. The Company estimates the fair values of its reporting unit using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the estimated fair value of the reporting unit is less than its carrying value, a goodwill impairment exists for the reporting unit and an impairment loss is recorded. The estimated fair value of goodwill is subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment. Refer to Note 14 Fair Value Measurements for more information.

•Long-lived assets and definite-lived intangible assets

We evaluate our long-lived assets and definite-lived intangible assets for impairment at the end of each reporting period or whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable. Indefinite-lived intangible assets are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. Factors considered include, but are not limited to, negative cash flow, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is being used, an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life and significant negative industry or economic trends.

To estimate future cash flows, we make certain assumptions about expected future operating performance, such as revenue growth rates, royalties, gross margins, and operating expense in relation to the current economic environment and the Company’s future expectations. Estimates of future cash flows are highly subjective judgments based on the Company’s experience and knowledge of its operations. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value.

For more information, refer to Note 6 Impairment and Note 14 Fair Value Measurements.

•Warrant Liability

The fair value of our warrant liability is measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy. The fair value is calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including the expected term, expected volatility, risk-free interest rate, dividend rate and service period. Refer to Note 14 Fair Value Measurements for more information.

•Acquisitions

The determination of the fair value of net assets acquired in an acquisition requires estimates and judgments of future cash flow expectations for the acquired business and the related identifiable tangible and intangible assets. Fair values of net assets acquired are calculated using expected cash flows and industry-standard valuation techniques. For current assets and current liabilities, book value is generally assumed to equal fair value.

Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition of, or an adjustment to the fair values of, acquisition-related assets and liabilities and/or consideration paid, and are referred to as “measurement period adjustments.” Measurement period adjustments are recorded to goodwill. Other revisions to fair value estimates for acquisitions are reflected as income or expense, as appropriate.

Consideration paid generally consists of cash and, from time to time, shares, and potential future payments that are contingent upon the acquired business achieving certain levels of earnings in the future, also referred to as “acquisition-related contingent consideration” or “earn-outs.” Earn-out liabilities are measured at their estimated fair values as of the date of acquisition. Subsequent to the date of acquisition, if future Earn-out payments are expected to differ from Earn-out payments estimated as of the date of acquisition, any related fair value adjustments, including those related to finalization of completed earn-out arrangements, are recognized in the period that such expectation is considered probable. Changes in the fair value of Earn-out liabilities for the Company’s traditional earn-outs, other than those related to measurement period adjustments, as described above, are recorded within other income or expense in the consolidated statements of operations.

Refer to Note 5 Acquisitions for additional information.

•Income Taxes

We make certain estimates and judgments in the calculation of our provision for income taxes, in the resulting tax liabilities, and in the recoverability of deferred tax assets. We record valuation allowances against our deferred tax assets, when necessary. Realization of deferred tax assets is dependent on future taxable earnings and is therefore uncertain. Refer to Note 12 Income Taxes for additional information.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months and disclose certain information about the leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company will elect the package of practical expedients, as well as the hindsight practical expedient, permitted under the new guidance, which includes allowing the Company to continue utilizing historical classification of leases. In preparation for the adoption, the Company is implementing new accounting systems, business processes and internal controls to assist in the application of the new guidance. As an emerging growth company, this guidance is effective for our fiscal years beginning after December 15, 2021. The adoption of the standard will result in the recognition of right-of-use assets and lease liabilities for operating leases which will result in additional assets and corresponding liabilities of approximately $60 million to $65 million on the consolidated balance sheet, with no material impact to its consolidated statement of operations, stockholders’ equity, or cash flows. Our assessment is ongoing and subject to finalization such that the actual impact may differ from the estimated range.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (“Topic 740”) as part of its Simplification Initiative. This guidance provides amendments to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for annual and interim reporting periods beginning after December 15, 2020, and early adoption is permitted. The adoption of this standard did not have an impact on our consolidated financial statements.

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

Sale of Dania Beach Restaurant to Franchisee

In February 2020, the Company entered into an asset purchase agreement with an unrelated third-party for the sale of substantially all of the assets used in connection with the operation of BF Dania Beach, LLC for an aggregate purchase price of $1.3 million. From January to March 2020, the Company received three cash deposits totaling $0.9 million in connection with this transaction. The closing of this transaction has been delayed due to additional negotiation that has been on-going through the report date of April 14, 2022. In the event the transaction is terminated, the Company will resume operation of the restaurant, and return the $0.9 million to the unrelated third-party purchaser. Assets used in the operations of BF Dania Beach, LLC have been classified as held for sale and the deposit is included within the December 31, 2021 consolidated balance sheet.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

BURGERFI INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
BurgerFi International, Inc.
North Palm Beach, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BurgerFi International, Inc. and Subsidiaries (the “Company” or “Successor”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’/members’ equity and cash flows for the year ended December 31, 2021, and the period from December 16, 2020 to December 31, 2020, and of BurgerFi International, LLC and Subsidiaries (“Predecessor”) for the period from January 1, 2020 to December 15, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021, for the period from December 16, 2020 to December 31, 2020, and the results of the Predecessor's operations and its cash flows for the period from January 1, 2020 to December 15, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP
Certified Public Accountants

We have served as the Company’s auditor since 2015.
West Palm Beach, Florida
April 14, 2022

BurgerFi International Inc., and Subsidiaries
Consolidated Balance Sheets

(in thousands, except for per share data)	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$14,889	$37,150
Cash - restricted	—	3,233
Accounts receivable, net	1,689	718
Inventory	1,387	268
Asset held for sale	732	732
Other current assets	2,526	1,607
TOTAL CURRENT ASSETS	21,223	43,708
PROPERTY & EQUIPMENT, net	29,035	8,004
DUE FROM RELATED COMPANIES	—	74
GOODWILL	98,000	119,542
INTANGIBLE ASSETS, net	168,723	116,824
DEFERRED INCOME TAXES	—	713
OTHER ASSETS	738	251
TOTAL ASSETS	$317,719	$289,116
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade and other	$7,841	$1,678
Accrued expenses	5,302	1,203
Other liabilities	6,481	430
Short-term borrowings	3,331	4,450
Other deposit	907	907
Deferred revenue, current	468	490
TOTAL CURRENT LIABILITIES	24,330	9,158
NON-CURRENT LIABILITIES
Long-term borrowings	56,797	1,522
Redeemable preferred stock, $0.0001 par value, 10,000,000 shares authorized, 2,120,000 shares issued and outstanding, $53 million redemption value	47,525	—
Related party note	8,724	—
Warrant liability	2,706	16,516
Deferred revenue, net of current portion	2,109	2,816
Deferred rent	900	29
Deferred income taxes	1,353	—
TOTAL LIABILITIES	144,444	30,041
COMMITMENTS AND CONTINGENCIES - Note 8
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 100,000,000 shares authorized, 21,303,500 and 17,541,838 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	296,992	261,298
Accumulated deficit	(123,719)	(2,225)
TOTAL STOCKHOLDERS' EQUITY	173,275	259,075
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$317,719	$289,116

See accompanying notes to consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Consolidated Statements of Operations

		Successor	Predecessor
(in thousands, except for per share data)	Year Ended December 31, 2021	December 16, 2020 through December 31, 2020	January 1, 2020 through December 15, 2020
REVENUE
Restaurant sales	$57,790	$1,333	$23,683
Royalty and other fees	8,021	255	6,116
Royalty - brand development and co-op	1,987	74	1,441
Franchise fees	1,069	25	1,055
TOTAL REVENUE	68,867	1,687	32,295
Restaurant level operating expenses:
Food, beverage and paper costs	17,153	406	7,212
Labor and related expenses	16,272	304	6,187
Other operating expenses	12,039	254	4,999
Occupancy and related expenses	4,940	19	2,702
Impairment	114,797	—	—
General and administrative expenses	17,300	855	6,925
Depreciation and amortization expense	10,060	348	1,062
Share-based compensation expense	7,573	818	—
Brand development and co-op advertising expense	2,462	35	2,284
Pre-opening costs	1,905	48	166
TOTAL OPERATING EXPENSES	204,501	3,087	31,537
OPERATING (LOSS) INCOME	(135,634)	(1,400)	758
Other income, net	2,047	791	2
Gain on change in value of warrant liability	13,811	5,597	—
Interest expense	(1,406)	(6)	(125)
(Loss) income before income taxes	(121,182)	4,982	635
Income tax (expense) benefit	(312)	366	—
Net (Loss) Income	(121,494)	5,348	635
Net Income Attributable to Non-Controlling Interests (predecessor)	—	—	20
Net (Loss) Income Attributable to common shareholders (successor) and Controlling Interests (predecessor)	$(121,494)	$5,348	$615

Weighted average common shares outstanding:
Basic	18,408,247	17,541,838
Diluted	18,624,447	21,426,115

Net (loss) income per common share:
Basic	$(6.60)	$0.30
Diluted	$(7.20)	$(0.01)

See accompanying notes to consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Consolidated Statements of Changes in Stockholders’/Members’ Equity

	Predecessor
(in thousands)	Controlling Interest	Noncontrolling Interest	Total Members’ Equity
Balance, December 31, 2019	$2,492	$15	$2,507
Net Income	615	20	635
Distributions	(5,972)	(35)	(6,007)
Balance, December 15, 2020	$(2,865)	$—	$(2,865)

	Successor
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
(in thousands, except for share data)	Shares	Amount
Balance at December 16, 2020	17,541,838	$1	$53,594	$(7,573)	$46,022
Share-based compensation	—	—	818	—	818
Stock issued in acquisition of BurgerFi	—	1	103,679	—	103,680
Contingent consideration in acquisition of BurgerFi	—	—	103,207	—	103,207
Net income (December 16, 2020 to December 31, 2020)	—	—	—	5,348	5,348
Balance, December 31, 2020	17,541,838	$2	$261,298	$(2,225)	$259,075
Share-based compensation	—	—	7,381	—	7,381
Stock issued in acquisition of Anthony's	3,362,424	—	28,120	—	28,120
Shares issued for share-based compensation	107,500	—	192	—	192
Shares issued for warrant exercises	8,069		1	—	1
Exchange of UPO units	283,669		—	—	—
Net loss	—	—	—	(121,494)	(121,494)
Balance, December 31, 2021	21,303,500	$2	$296,992	$(123,719)	$173,275

BurgerFi International Inc., and Subsidiaries
Consolidated Statements of Cash Flows

		Successor	Predecessor
(in thousands)	Year Ended December 31, 2021	December 16, 2020 through December 31, 2020	January 1, 2020 through December 15, 2020
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES
Net (loss) income	$(121,494)	$5,348	$635
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Impairment	114,797	—	—
Gain on change in value of warrant liability	(13,811)	(5,597)	—
Depreciation and amortization	10,060	348	1,062
Share-based compensation	7,573	818	—
Gain on extinguishment of debt	(2,237)	(791)	—
Forfeited franchise deposits	(834)	—	(693)
Deferred income taxes	312	(370)	—
Other non-cash interest	841	—	—
Provision for bad debts	234	—	133
Loss on disposal of property and equipment	203	—	—
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(633)	(339)	6
Inventory	(142)	(8)	(10)
Other assets	81	(552)	121
Accounts payable - trade	303	(275)	751
Accrued expenses	(4,045)	284	218
Deferred rent	871	—	—
Deferred revenue and other liabilities	454	196	473
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(7,467)	(938)	2,696
NET CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of restaurant from franchisee	—	—	(385)
Deposit on sale	—	—	907
Purchase of property and equipment	(10,665)	(265)	(3,244)
Assets acquired, net, as part of the BurgerFi acquisition	—	(27,210)	—
Cash acquired as part of the Anthony's acquisition	5,522	—	—
Proceeds from sale of store	80	—	—
Advances to related companies	—	(74)	(7,863)
Repayments from related companies	74	—	11,205
Purchase of trademarks	(26)	—	—
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(5,015)	(27,549)	620
NET CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on borrowings	—	—	5,393
Payments on borrowings	(12,168)	—	(2,329)
Payment of direct costs on issuance of common stock	(844)	—	—
Members’ distributions	—	—	(6,007)
NET CASH USED IN FINANCING ACTIVITIES	(13,012)	—	(2,943)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,494)	(28,487)	373
CASH AND CASH EQUIVALENTS, beginning of period	40,383	68,870	2,417
CASH AND CASH EQUIVALENTS, end of period	$14,889	$40,383	$2,790

Supplemental cash flow disclosures:
Value of common stock issued and option shares assumed in Anthony's acquisition	$28,965
Value of preferred stock issued in Anthony's acquisition	46,906
Cash paid for interest	551
Cash paid for income taxes paid	7

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020

1. Organization and Summary of Significant Accounting Policies

Organization

BurgerFi International, Inc. and its wholly owned subsidiaries (“BFI,” the “Company,” or “Successor,” also “we,” “us,” and “our”), is a multi-brand restaurant company that develops, markets and acquires fast-casual and premium-casual dining restaurant concepts around the world, including corporate-owned stores and franchises located in the United States, Puerto Rico and Saudi Arabia. As of December 31, 2021, the Company has 179 franchised and corporate-owned restaurants of the two following brands:

BurgerFi. BurgerFi is a fast-casual “better burger” concept with 118 franchised and corporate-owned restaurants as of December 31, 2021, offering burgers, hot dogs, crispy chicken, frozen custard, hand-cut fries, shakes, beer, wine and more.

Anthony’s. Anthony’s is a pizza and wing brand that operates 61 corporate-owned casual restaurant locations, as of December 31, 2021. The concept is centered around a coal fired oven, and its menu offers “well-done” pizza, coal fired chicken wings, homemade meatballs, and a variety of handcrafted sandwiches and salads.

Basis of presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

On December 16, 2020 (the "Closing Date"), the Company consummated its merger with Opes Acquisition Corp. ("OPES"). This acquisition (the "BurgerFi acquisition") qualified as a business combination under ASC 805, and OPES was the legal and accounting acquirer in the transaction. The Company’s 2020 financial statement presentation distinguishes the Company’s financial performance into two distinct periods, the period up to the Closing Date (labeled “Predecessor”) and the period including and after that date (labeled “Successor”). The BurgerFi acquisition was accounted for using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired.

As a result of the application of the acquisition method of accounting for the BurgerFi acquisition, the accompanying consolidated financial statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are presented on a different basis and are therefore, not comparable.

The historical financial information of OPES (a special purpose acquisition company, or “SPAC”) prior to the BurgerFi acquisition has not been reflected in the Predecessor financial statements as these historical amounts have been determined to be not useful information to a user of the financial statements. SPACs deposit the proceeds from their initial public offerings into a segregated trust account until a business combination occurs, where such funds are then used to pay consideration for the acquiree and/or to pay stockholders who elect to redeem their shares of common stock in connection with the business combination. The operations of a SPAC, until the closing of a business combination, other than income from the trust account investments and transaction expenses, are nominal. Accordingly, no other activity in the Company was reported for the period prior to December 16, 2020 besides BurgerFi’s operations as Predecessor.

On November 3, 2021, we completed the acquisition of Hot Air, Inc. (the "Anthony's acquisition"), which through its subsidiaries, owns and operates casual dining pizza restaurants under the trade name Anthony’s Coal Fired Pizza & Wings ("Anthony's"). The results of operations, financial position and cash flows of Anthony's is included in our consolidated financial statements as of the closing date of the acquisition.

The Company operates on a calendar year-end. Anthony's uses a 52-week or 53-week fiscal year-end and its fiscal year ends on the Monday closest to December 31. Differences arising from the different fiscal year-ends were not deemed material for the year ended December 31, 2021.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020
Reclassifications

Certain reclassifications have been made to the prior year presentation to conform to the current year presentation.

Principles of Consolidation

The consolidated financial statements present the consolidated financial position, results from operations and cash flows of BurgerFi International, Inc., and its wholly owned subsidiaries. All material balances and transactions between the entities have been eliminated in consolidation.

The Successor consolidated financial statements include all amounts of the Company and its subsidiaries. The Predecessor consolidated financial statements include all amounts of BurgerFi International, LLC and its subsidiaries. All intercompany balances and transactions have been eliminated.

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

Corporate-owned stores and Franchised stores

BurgerFi has prepared its Franchise Disclosure Document as required by the United States Federal Trade Commission and has registered or will register in those states where required in order to legally sell its franchises. It is currently BurgerFi’s plan to offer franchises for sale in those states where demographics of the population represent a demand for the services. BurgerFi grants franchises to independent operators who in turn pay an initial franchise fee, royalties and other fees as stated in the franchise agreement. Store activity for the years ended December 31, 2021 and 2020 is as follows:

	2021			2020 *
	Corporate-owned	Franchised	Total	Corporate-owned	Franchised	Total
Total BurgerFi and Anthony's	86	93	179	17	102	119

BurgerFi stores, beginning of year	17	102	119	13	117	130
BurgerFi stores opened	10	6	16	2	9	11
BurgerFi stores transferred/sold	(1)	1	—	2	(2)	—
BurgerFi stores closed	(1)	(16)	(17)	—	(22)	(22)
BurgerFi total stores, end of year	25	93	118	17	102	119

Anthony's stores acquired	61	—	61	—	—	—
Anthony's total stores, end of year	61	—	61	—	—	—
* As Anthony's was acquired on November 3, 2021, Anthony's store activity is not included in the presentation above for 2020.

End of year store totals included 1 and 2 international stores at December 31, 2021 and 2020, respectively.

Liquidity and COVID-19

Our primary sources of liquidity are cash from operations and cash on hand. As of December 31, 2021, we maintained a cash and cash equivalents balance of approximately $15 million.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020
Our primary requirements for liquidity are to fund our working capital needs, operating and finance lease obligations, capital expenditures and general corporate needs. Our requirements for working capital are generally not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our ongoing capital expenditures are principally related to opening new restaurants, remodels and maintenance, as well as investments in our digital and corporate infrastructure.

We believe our existing cash and cash equivalents will be sufficient to fund our operating and finance lease obligations, capital expenditures, and working capital needs for at least the next 12 months and the foreseeable future.

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly spreading outbreak of a novel strain of coronavirus designated COVID-19. The pandemic has significantly impacted economic conditions in the United States, where all of our Company restaurants are located. While the adverse effects of the COVID-19 pandemic have partially subsided, its effects vary by region, and uncertainties arising from the COVID-19 pandemic could continue to disrupt economic conditions and business activities, particularly as new variants of COVID-19 arise. The extent to which the COVID-19 pandemic, including the recent and emerging variants, could affect our business, operations and financial results is uncertain as it will depend upon numerous evolving factors that management may not be able to accurately predict, including the duration and scope of the pandemic and the continued emergence of new strains of COVID-19. The acceptance and effectiveness of vaccines and treatments, along with the length and extent of any continuing economic and market disruptions, are unknown, and therefore, any future impacts on our business, financial condition and/or results of operations cannot be quantified or predicted with specificity.

Segment Reporting

The Company owns and operates BurgerFi and Anthony's restaurants in the United States, and also has domestic and international franchisees. The Company has two operating and reportable segments:

•BurgerFi, which includes our operations of corporate-owned and franchised BurgerFi restaurants, which offer a fast-casual “better burger” concept; and

•Anthony's, which includes our operations of casual dining pizza restaurants under the name Anthony’s Coal Fired Pizza & Wings.

The chief operating decision makers (“CODMs”) are the Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Executive Chairman as they assess the performance of the reportable segments and make all the significant strategic decisions, including the allocation of resources.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less as cash equivalents. Cash and cash equivalents also include approximately $1.1 million and $11,000 as of December 31, 2021 and December 31, 2020, respectively, of amounts due from commercial credit card companies, such as Visa, MasterCard, Discover, and American Express, which are generally received within a few days of the related transactions. At times, the balances in the cash and cash equivalents accounts may exceed federal insured limits. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. The Company limits uninsured balances to only large, well-known financial institutions and believes that it is not exposed to significant credit risk on cash and cash equivalents.

Restricted Cash

Restricted cash consists of (i) cash held in escrow in an amount equal to the PPP loans as required by the SBA upon a change of control, and (ii) cash proceeds from the BurgerFi acquisition, withheld for working capital purposes. The Company is the custodian of these account balances, but these accounts are in place for specific, restricted purposes, which typically are resolved within twelve months. The Company classifies the restricted cash accounts as current assets.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020

Accounts Receivable

Accounts receivable consist of amounts due from franchisees for training and royalties and are stated at the amount invoiced. Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. Management provides for probable uncollectible amounts through a charge to earnings and a credit to allowance for uncollectible accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for uncollectible accounts and a credit to accounts receivable. The allowance for uncollectible accounts was approximately $31,000 at December 31, 2021, and $0 at December 31, 2020.

Inventories

Inventories primarily consist of food and beverages. Inventories are accounted for at lower of cost or net realizable value using the first-in, first-out (FIFO) method. Spoilage is expensed as incurred.

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is provided by the straight-line method over an estimated useful life. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the asset and the term of the related lease. The estimated lives for kitchen equipment and other equipment, computers and office equipment, furniture and fixtures, and vehicles range from five to seven years. Maintenance and repairs which are not considered to extend the useful lives of the assets are charged to operations as incurred. Expenditures for additions and improvements are capitalized. Expenditures for renewals and betterments, which materially extend the useful lives of assets or increase their productivity, are capitalized. The Company capitalizes construction costs during construction of the restaurant and will begin to depreciate them once the restaurant is placed in service. Wage costs directly related to and incurred during a restaurant’s construction period are capitalized. Interest costs incurred during a restaurant’s construction period are capitalized. Upon sale or retirement, the cost of assets and related accumulated depreciation and amortization are removed from the accounts and any resulting gains or losses are included in operating expense.

Impairment of Long-Lived Assets and Definite-Lived Intangible Assets

The Company assesses the potential impairment of our long-lived assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of the assets or asset group may not be recoverable. Factors considered include, but are not limited to, negative cash flow, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is being used, an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life and significant negative industry or economic trends. At any given time, we may be monitoring a small number of locations, and future impairment charges could be required if individual restaurant performance does not improve or we make the decision to close or relocate a restaurant. If such assets are considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying amount of the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Definite-lived intangible assets are amortized on a straight-line basis using the following estimated useful lives of the related classes of intangibles: 7 years for franchise agreements, 30 years for trade names, 10 years for the license agreement (adjusted to 22 months at December 31, 2021), and 10 years for the VegeFi product.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020
The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. Our annual impairment test for indefinite-lived intangible assets may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, we test for impairment using a quantitative process. If the Company determines that impairment of its intangible assets may exist, the amount of impairment loss is measured as the excess of carrying value over fair value. Our estimates in the determination of the fair value of indefinite-lived intangible assets include the anticipated future revenue of corporate-owned and franchised restaurants and the resulting cash flows.

Based on our review of long-lived assets, we performed impairment testing. Based on our impairment testing, we determined it was more likely than not that certain long-lived assets relating to our property and equipment and definite-lived intangible assets were impaired at the BurgerFi reporting unit. Accordingly, the Company recorded an impairment charge of approximately $8.3 million during the year ended December 31, 2021. Additionally, as a result of impairment of the Company's licensing agreements at December 31, 2021, the Company reevaluated the useful life of 10 years and determined that such useful life be adjusted to 22 months. Refer to Note 6 Impairment.

Goodwill

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

Based on the results of our annual goodwill impairment test, we determined it was more likely than not that goodwill was impaired at the BurgerFi reporting unit. Accordingly, the Company recorded a goodwill impairment charge of approximately $106.5 million during the year ended December 31, 2021. Refer to Note 6 Impairment.

The estimated fair value of goodwill is subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions, a potential decrease in our stock price and market capitalization, and the competitive environment. Should actual cash flows and our future estimates vary adversely from those estimates we use, we may be required to recognize impairment charges in future years.

The following table represents changes to the Company's goodwill during the year ended December 31, 2021:

(in thousands)
Goodwill as of December 31, 2020	$119,542
Adjustments to other current liabilities	4,439
Goodwill impairment for BurgerFi reporting unit	(106,476)
Goodwill acquired in connection with the Anthony's acquisition	80,495
Goodwill as of December 31, 2021	$98,000

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020

For details on the goodwill acquired in connection with the Anthony's acquisition, as well as the measurement period adjustment to goodwill (which related to other current liabilities) associated with the purchase price accounting for the BurgerFi acquisition, refer to Note 5 Acquisitions. As it relates to impairment of goodwill, refer to Note 6 Impairment.

Deferred Financing Costs

Deferred financing costs relate to the Company’s debt instruments, the short and long-term portions of which are reflected as deductions from the carrying amounts of the related debt instrument, including the Company’s Credit Agreement. Deferred financing costs are amortized over the terms of the related debt instruments using the effective interest method. For the year ended December 31, 2021, the Company deferred $1.0 million of financing costs in connection with its Credit Agreement. Amortization expense associated with deferred financing costs, which is included within interest expense, net, totaled $0.1 million for the year ended December 31, 2021. See Note 10 Debt.

Share-Based Compensation

The Company has granted share-based compensation awards to certain employees under the 2020 Omnibus Equity Incentive Plan (the “Plan”). The Company measures the cost of employee services received in exchange for an equity award, which may include grants of employee stock options and restricted stock units, based on the fair value of the award at the date of grant. The Company recognizes share-based compensation expense over the requisite service period unless the awards are subject to performance conditions, in which case we recognize compensation expense over the requisite service period to the extent performance conditions are considered probable. The Company will determine the grant date fair value of stock options using a Black-Scholes-Merton option pricing model (the “Black-Scholes Model”). The grant date fair value of restricted stock unit awards (“RSU Awards”) and performance-based awards are determined using the fair market value of the Company’s common stock on the date of grant, as set forth in the applicable plan document, unless the awards are subject to market conditions, in which case we use a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved.

Warrant Liability

The Company has certain warrants which include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging, with changes in fair value included in the consolidated statement of operations.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy is required to prioritize the inputs used to measure fair value. The three levels of the fair value hierarchy are described as follows:

•Level 1 – Quoted prices in active markets for identical assets or liabilities.
•Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Net (Loss) Income per Common Share

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020
Net (loss) income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has considered the effect of (1) warrants outstanding to purchase 15,063,800 shares of common stock and (2) 75,000 shares of common stock and warrants to purchase 75,000 shares of common stock in the unit purchase option, (3) 1,503,698 shares of restricted stock unit grants in the calculation of income per share, and (4) the impact of any dividends associated with our redeemable preferred stock.

The historical partnership equity structure of BurgerFi did not include outstanding member units and as such, earnings per share information is omitted for the Predecessor period.

Reconciliation of Net (Loss) Income per Common Share

Basic and diluted net (loss) income per common share is calculated as follows:

		Successor
(in thousands, except for per share data)	Year Ended December 31, 2021	December 16, 2020 through December 31, 2020
Numerator:
Net (loss) income available to common shareholders	$(121,494)	$5,348
Reversal of gain on change in value of warrant liability	$(12,619)	$(5,597)
Net loss available to common shareholders - diluted	$(134,113)	$(249)

Denominator:
Weighted-average shares outstanding	18,408,247	17,541,838
Effect of dilutive securities
Warrants	211,854	3,468,872
UPOs	4,346	415,405
Diluted weighted-average shares outstanding	18,624,447	21,426,115

Basic net (loss) income per common share	$(6.60)	$0.30
Diluted net loss per common share	$(7.20)	$(0.01)

For the year ended December 31, 2021, there were dilutive warrants and UPOs during the interim period, as such the reversal of the change in value of warrant liability is included for that period only to calculate the net loss available to common shareholders - diluted. The diluted weighted shares outstanding for the year ended December 31, 2021 represent the average dilutive warrant and UPOs share equivalents for the year ended December 31, 2021 including the impact of the dilutive warrants and UPOs share equivalents during the interim period for which the warrant and UPOs were dilutive.

Concentration of Risk

Management believes there is no concentration of risk with any single franchisee or small group of franchisees whose failure or nonperformance would materially affect the Company’s results of operations. The Company had no customers which accounted for 10% or more of consolidated revenue for the year ended December 31, 2021, or for the Successor period from December 16, 2020 to December 31, 2020, or for the Predecessor period from January 1, 2020 to December 15, 2020. As of December 31, 2021, the Company had one main in-line distributor of food, packaging and beverage products, excluding breads, that provided approximately 90% of the Company's restaurants purchasing in the U.S. and three additional in-line distributors of beverages that, in the aggregate, provided approximately 5% of the Company's restaurant purchasing in the U.S. We believe that our vulnerability to risk concentrations related to significant vendors and sources of our raw materials is mitigated as we believe that there are other vendors who would be able to service our requirements. However, if a disruption of service from any of our main in-line distributors was to occur, we could experience short-term increases in our costs while distribution channels were adjusted.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020
The Company's restaurants are principally located throughout the United States. The Company has corporate-owned and franchised locations in 26 states, with the largest number in Florida. We believe the risk of geographic concentration is not significant. We could be adversely affected by changing consumer preferences resulting from concerns over nutritional or safety aspects of ingredients we sell or the effects of food safety events or disease outbreaks.

The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees for royalties and franchise fees. This concentration of credit risk is mitigated, in part, by the number of franchisees and the short-term nature of the franchise receivables.

Revenue Recognition

Revenue consists of restaurant sales and franchise licensing revenue. Generally, revenue is recognized as performance obligations transfer to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

The revenue from electronic gift cards is deferred when purchased by the customer and revenue is recognized when the gift cards are redeemed. The Company is a Delaware corporation and is subject to Delaware escheatment laws. Delaware escheatment laws state that gift cards are presumed to be abandoned after five years and the balance remitted should represent the maximum cost to the issuer of merchandise.

The Company contracts with delivery service partners for delivery of goods and services to customers. The Company has determined that the delivery service partners are agents, and the Company is the principal. Therefore, restaurant sales through delivery services are recognized at gross sales and delivery service revenue is recorded as expense.

Franchise Revenue

The franchise agreements require the franchisee to pay an initial, non-refundable fee and sometimes continuing fees based upon a percentage of sales. Generally, payment for the initial franchise fee is received upon execution of the licensing agreement. Owners can make a deposit equal to 50% of the total franchise fee to reserve the right to open additional locations. The remaining balance of the franchise fee is due upon signing by the franchisee of the applicable location’s lease or mortgage. Franchise deposits received in advance for locations not expected to open within one year are classified as long-term liabilities, while franchise deposits received in advance for locations expected to open within one year are classified as short-term liabilities.

Franchise revenue is comprised of certain initial franchise fees and ongoing sales-based royalty fees from a franchised BurgerFi restaurant. Generally, the licenses granted to develop, open and operate each BurgerFi franchise in a specified territory are the predominant performance obligations transferred to the licensee in our contracts, and represent symbolic intellectual property. Ancillary promised services, such as training and assistance during the initial opening of a BurgerFi restaurant are typically combined with the licenses and considered as one performance obligation per BurgerFi franchise. Certain initial services such as site selection and lease review are considered distinct services that are recognized at a point in time when the performance obligations have been provided, generally when the BurgerFi franchise has been opened. We determine the transaction price for each contract and allocate it to the distinct services based on their standalone selling price based on the costs to provide the service and a profit margin. On an annual basis, we perform a review to reevaluate the amount of this initial franchise fee revenue that is recognized.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020
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

Franchise agreements and deposit agreements outline a schedule for store openings. Failure to meet the schedule can result in forfeiture of deposits made. Forfeiture of deposits is recognized as terminated franchise fee revenue once contracts have been terminated for failure to comply. All terminations are communicated to the franchisee in writing using formal termination letters. Additionally, a franchise store that is already open may terminate before its lease term has ended, in which case the remainder of the transaction price is recognized as terminated franchise fee revenue.

Revenue from sales-based royalties (i.e. royalty and other fees, brand development and advertising co-op royalty) is recognized as the related sales occur. The sales-based royalties are invoiced and collected from the franchisees on a weekly basis. Rebates from vendors received on franchisee’s sales are also recognized as revenue from sales-based royalties.

Contract Balances

Opening and closing balances of contract liabilities and receivables from contracts with customers for the years ended December 31, 2021 and 2020 are as follows:

(in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Franchising receivables	$212	$480
Gift card liability	2,587	430
Deferred revenue, current	468	490
Deferred revenue, long-term	2,109	2,816

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020

Franchise Revenue

Revenue recognized during the period ended which were included in the balance of deferred revenue at the beginning of the period are as follows:

		Successor	Predecessor
(in thousands)	Year Ended December 31, 2021	December 16, 2020 through December 31, 2020	January 1, 2020 through December 15, 2020
Franchise Fees	$1,069	$41	$1,023

An analysis of deferred revenue is as follows:

		Successor	Predecessor
(in thousands)	December 31, 2021	December 31, 2020 *	December 15, 2020
Balance, beginning of period	$3,306	$3,053	$4,688
Initial franchise fees received	290	278	413
Revenue recognized for stores open during period	(235)	(25)	(362)
Revenue recognized related to franchise agreement termination	(834)	—	(693)
Other deferred revenue	50	—	—
Balance, end of period	$2,577	$3,306	$4,046
* Beginning balance for the Successor period is reflective of a fair value adjustment.

Presentation of Sales Taxes

The Company collects sales tax from customers and remits the entire amount to the respective states. The Company’s accounting policy is to exclude the tax collected and remitted from revenue and cost of sales. Sales tax payable amounted to approximately $1.1 million and $0.2 million at December 31, 2021 and 2020, respectively, and is presented in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense for the year ended December 31, 2021 was $0.9 million. Advertising expense for the Successor period from December 16, 2020 to December 31, 2020 and for the Predecessor period from January 1, 2020 to December 15, 2020 was $23,000 and $0.5 million, respectively.

Brand Development Royalties and Expenses

The Company’s franchise agreements provide for franchisee contributions of a percentage of gross restaurant sales, which are recognized as royalty income. Amounts collected are required to be used for advertising and related costs, including reasonable costs of administration. For the year ended December 31, 2021, the Company had brand development royalties of approximately $1.5 million and brand development expenses of approximately $1.7 million. For the Successor period from December 16, 2020 to December 31, 2020, and for the Predecessor period from January 1, 2020 to December 15, 2020, the Company had brand development royalties of approximately $55,000 and $1.2 million, respectively, and approximately $35,000 and $1.6 million of brand development expenses, respectively.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020

Advertising Co-Op Royalties and Expenses

Many of the Company's South Florida franchises contribute a percentage of gross restaurant sales, which are recognized as royalty income. Amounts collected are required to be used for local advertising and related costs, including reasonable costs of administration. For the year ended December 31, 2021, the Company had advertising co-op royalties of approximately $0.5 million and advertising co-op expenses of approximately $0.8 million. For the Successor period from December 16, 2020 to December 31, 2020, and for the Predecessor period from January 1, 2020 to December 15, 2020, the Company had advertising co-op royalties of approximately $19,000 and $0.3 million, respectively, and approximately $0 and $0.6 million of advertising co-op expenses, respectively.

Pre-opening Costs

The Company follows ASC Topic 720-15, “Start-up Costs,” which provides guidance on the financial reporting of start-up costs and organization costs. In accordance with this ASC Topic, costs of pre-opening activities and organization costs are expensed as incurred. Pre-opening costs include all expenses incurred by a restaurant prior to the restaurant's opening for business. These pre-opening costs include costs to relocate and reimburse restaurant management staff members, costs to recruit and train hourly restaurant staff members, wages, travel, and lodging costs for our training team and other support staff members, as well as rent expense. Pre-opening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific pre-opening costs incurred for each restaurant.

Pre-opening costs expensed for the year ended December 31, 2021 were $1.9 million. Pre-opening costs expensed for the Successor period from December 16, 2020 to December 31, 2020 and for the Predecessor period from January 1, 2020 to December 15, 2020 were $48,000 and $0.2 million, respectively.

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

Operating Leases

The Company leases restaurant locations that have terms expiring between May 2022 and February 2033. The initial obligation period is generally 10 years. The restaurant facilities primarily have renewal clauses for two 5-year periods or one 10-year period, exercisable at the option of the Company. The Company includes one 5-year renewal option in its lease term.

Certain lease agreements contain one or more of the following: tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. The Company includes scheduled rent escalation clauses for the purpose of recognizing straight-line rent. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenue, as defined in such leases, and certain other rent escalation clauses are based on the change in the Consumer Price Index. The Company received cash incentives from certain landlords for specified leasehold improvements which are deferred and accreted on a straight-line basis over the related lease term as a reduction of rent expense.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020
Business Combinations

The determination of the fair value of net assets acquired in a business combination requires estimates and judgments of future cash flow expectations for the acquired business and the related identifiable tangible and intangible assets. Fair values of net assets acquired are calculated using expected cash flows and industry-standard valuation techniques. For current assets and current liabilities, book value is generally assumed to equal fair value. Goodwill is the amount by which consideration paid exceeds the fair value of acquired net assets. A bargain purchase gain results when the fair value of an acquired business’ net assets exceeds its purchase price. Acquisition costs are expensed as incurred and are included within general and administrative expenses in the consolidated statements of operations.

Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition of, or an adjustment to the fair values of, acquisition-related assets and liabilities and/or consideration paid, and are referred to as “measurement period adjustments." Measurement period adjustments are recorded to goodwill. Other revisions to fair value estimates for acquisitions are reflected as income or expense, as appropriate.

Consideration paid generally consists of cash and, from time to time, shares, and potential future payments that are contingent upon the acquired business achieving certain levels of earnings in the future, also referred to as “acquisition-related contingent consideration” or “earn-outs.” Earn-out liabilities are measured at their estimated fair values as of the date of acquisition. Subsequent to the date of acquisition, if future Earn-out payments are expected to differ from Earn-out payments estimated as of the date of acquisition, any related fair value adjustments, including those related to finalization of completed earn-out arrangements, are recognized in the period that such expectation is considered probable. Changes in the fair value of Earn-out liabilities for the Company’s traditional earn-outs, other than those related to measurement period adjustments, as described above, are recorded within other income or expense in the consolidated statements of operations.

Income Taxes

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

Prior to the BurgerFi acquisition, the Company, with the consent of its members, had elected to be taxed as a partnership under the provisions of the Internal Revenue Code and similar state provisions. Partnerships are generally not subject to federal and state income taxes; the partners reflect their respective share of the Company’s taxable income or loss on their individual tax returns. Therefore, there was no federal income tax recorded by the Company for the period from January 1, 2020 through December 15, 2020. In this period, there were neither liabilities nor deferred tax assets relating to uncertain income tax provisions taken or expected to be taken on the tax returns.

Income tax uncertainties

We measure income tax uncertainties in accordance with a two-step process of evaluating a tax position. We first determine if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured, for purposes of financial statement recognition, as the largest amount that has a greater than 50% likelihood of being realized upon effective settlement. We currently have no unrecognized tax benefits at December 31, 2021 or 2020.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020

We accrue interest related to uncertain tax positions in “Interest expense” and penalties in “General and administrative expenses.” At December 31, 2021 and 2020, we had no amounts accrued for interest and for penalties.

The statute of limitations for the Company’s state tax returns varies, but generally the Company’s federal and state income tax returns from its 2017 fiscal year forward remain subject to examination.

New Accounting Pronouncements

In February 2016, the FASB issued guidance which requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months and disclose certain information about the leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company will elect the package of practical expedients, as well as the hindsight practical expedient, permitted under the new guidance, which includes allowing the Company to continue utilizing historical classification of leases. In preparation for the adoption, the Company has implemented new accounting systems, business processes and internal controls to assist in the application of the new guidance. As an emerging growth company, this guidance is effective for our fiscal years beginning after December 15, 2021. The adoption of the standard will result in the recognition of right-of-use assets and lease liabilities for operating leases which will result in additional assets and corresponding liabilities of approximately $60 million to $65 million on the consolidated balance sheet, with no material impact to its consolidated statement of operations, stockholders’ equity, or cash flows. Our assessment is ongoing and subject to finalization such that the actual impact may differ from the estimated range.

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

In July 2021, the FASB issued guidance that requires lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if (a) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with lease classification criteria and (b) the lessor would have otherwise recognized a day-one loss. As a public company, this amendment is effective for our fiscal years beginning after December 15, 2022, with early adoption permitted. This guidance may be applied either retrospectively to leases that commenced or were modified on or after the adoption of lease guidance we adopted in 2019 or prospectively to leases that commence or are modified on or after the date that this new guidance is applied. The Company is currently evaluating the impact of adoption of the new standard on the consolidated financial statements.

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

2.     Restricted Cash

Restricted cash consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Paycheck Protection Program (“PPP”) amount held in escrow	$—	$2,237
Cash proceeds from the BurgerFi acquisition, withheld for working capital purposes	—	996
Total Restricted Cash	$—	$3,233

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020
3.     Property & Equipment

Property and equipment consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Leasehold improvements	$19,900	$5,477
Kitchen equipment and other equipment	7,810	1,548
Computers and office equipment	1,425	208
Furniture and fixtures	2,340	792
Vehicles	88	27
	31,563	8,052
Less: Accumulated depreciation and amortization	(2,528)	(48)
Property and equipment – net	$29,035	$8,004

Depreciation expense for the year ended December 31, 2021 was $2.5 million. Depreciation expense for the Successor period from December 16, 2020 to December 31, 2020 was $48,000. Depreciation expense for the Predecessor period from January 1, 2020 to December 15, 2020 was $1.0 million. In conjunction with the BurgerFi acquisition and Anthony's acquisition, the basis of all property and equipment was recognized at fair value in purchase accounting.

The Company's long-lived assets are reviewed for impairment at the end of each reporting period and whenever there are triggering events that require us to perform this review. The Company recorded $0.6 million of property and equipment impairment during the year ended December 31, 2021. Refer to Note 6 Impairment.

4.     Intangible Assets

The following is a summary of the components of intangible assets and the related amortization expense:

	December 31, 2021			December 31, 2020
(in thousands)	Amount	Accumulated Amortization	Net Carrying Value	Amount	Accumulated Amortization	Net Carrying Value
Franchise agreements	$24,839	$3,696	$21,143	$24,839	$147	$24,692
Trade names / trademarks	143,750	3,220	140,530	83,033	115	82,918
Liquor license	6,678	—	6,678	235	—	235
License agreement	1,176	925	251	8,882	37	8,845
VegeFi product	135	14	121	135	1	134
	$176,578	$7,855	$168,723	$117,124	$300	$116,824

Liquor license is considered to have an indefinite life, and in addition to the Company's definite-lived intangible assets, is reviewed for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company recorded $7.7 million of intangible asset impairment for the year ended December 31, 2021, in relation to the Company's license agreement. See Note 6 Impairment.

Amortization expense for the year ended December 31, 2021 was $7.6 million. Amortization expense for the Successor period from December 16, 2020 to December 31, 2020 was $0.3 million. The intangible assets for the Predecessor period were determined to be indefinite life intangibles. As such, no amortization expense was recognized for the period from January 1, 2020 to December 15, 2020. The estimated aggregate amortization expense for intangible assets over the next five years ending December 31 and thereafter is as follows:

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020

(in thousands)
2022	$8,490
2023	8,467
2024	8,353
2025	8,353
2026	8,353
Thereafter	120,029
Total	$162,045

5.     Acquisitions

Acquisition of BurgerFi International, LLC

On December 16, 2020, the Company consummated its merger with OPES. This acquisition qualified as a business combination under ASC 805. Accordingly, the Company recorded all assets acquired and liabilities assumed at their acquisition-date fair values, with any excess recognized as goodwill.

The aggregate value of the consideration paid by OPES in the BurgerFi acquisition was approximately $236.9 million.

Consideration Paid

(in thousands)
Cash	$30,000
Common Stock	103,680
Contingent consideration	103,207
Total Consideration	$236,887

The total consideration includes a) a cash payment of $30.0 million, b) the issuance of 6,603,773 common stock shares valued at approximately $103.7 million, and c) contingent earnout consideration (Contingent Consideration) valued at approximately $103.2 million.

The former members of BurgerFi International, LLC may be entitled to an additional 9,356,459 shares of Successor common stock (“Earnout Share Consideration”) if prior to December 16, 2022, 2023, and 2023, the last reported closing prices of the Company's common stock in any 20 trading days within any consecutive 30 trading day period is greater than or equal to $19.00, $22.00, and $25.00 per share, respectively, in which case the Company shall issue 3,947,368, 3,409,091, and 2,000,000 shares of common stock, respectively.

The fair values of the contingent consideration were determined using the trading price of the Company’s common stock at the Closing Date and using a Monte Carlo simulation model. The contingent consideration is assessed to be non-compensatory and recorded in additional paid-in capital as reflected in the consolidated statement of changes in stockholders’ / members’ equity.

The input variables are noted in the table below:

2020
Risk-free interest rate	0.37%
Expected life in years	3
Expected volatility	60%
Expected dividend yield *	0%
* The Monte Carlo method assumes a reinvestment of dividends.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020

The Monte Carlo simulation model utilized multiple input variables to estimate the probability that the stock price targets will be achieved. Based on the features of the earnout, a Monte-Carlo Simulation was used to value the Contingent Consideration. The traded price of the common stock was simulated in each trial using Geometric Brownian Motion, and the simulated path was then analyzed to determine which, if any, earnout tranches would be payable within the given trial. The estimated payments were calculated by multiplying the shares earned for a given tranche by the simulated price as of the date that the earnout tranche was earned. The result was present valued using the risk-free rate. The average of all trials resulted in the valuation conclusion, which was determined to be approximately $103.2 million.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date, which have been finalized during the measurement period:

(in thousands)	Fair Value December 16, 2020
Cash	$2,179
Cash - restricted	611
Accounts receivable	378
Inventory	260
Other current assets	1,235
Property and equipment	8,520
Intangible assets	117,124
Other assets	199
Accounts payable, accrued expenses, and other current liabilities	(7,740)
Revolving line of credit	(3,012)
Current portion of deferred franchise fees	(521)
Other deposit	(907)
Deferred initial franchise fees, net of current portion	(2,531)
Notes payable	(2,889)
Fair Value of Tangible and Identifiable Intangible assets and liabilities assumed	$112,906
Consideration paid	236,887
Goodwill	$123,981

Goodwill is recognized as the excess of consideration over the net assets acquired of BurgerFi and represents the value derived by BurgerFi’s market share and expected growth in the market.

Acquired personal property assets consist of leasehold improvements, kitchen equipment, and restaurant furniture and fixtures, computer and point of sale systems, and audio and video equipment (“Personal Property”), which were valued on in-use basis. The Company enlisted a third-party consultant to assist in the valuation of the Personal Property (the “Valuation”).

Identifiable intangible assets acquired consist of customer relationships of franchise agreements, trade names and trademarks, liquor licenses, license agreements, and the VegeFi product. The above were valued using the multi-period excess earnings method.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020
Identifiable intangible assets acquired consisted of customer relationships of $24.8 million, trade names of $83.0 million and license agreements of $8.9 million. The customer relationships were valued using the multi-period excess earnings method. The Company determined the useful life of the customer relationships to be 7 years. This is based on the average remaining terms of our franchise agreements with our franchisees. The trade names were valued using the relief-from-royalty method. The Company determined the useful life of the trade names to be 30 years. The license agreements and the customer relationships were valued using the multi-period excess earnings method. The Company determined the useful life of the license agreements to be 10 years. The identifiable intangible assets are amortized using the straight-line method over their respective useful lives.

The allocation of the excess purchase price was based upon preliminary estimates and assumptions and was subject to revision when the Company received final information. Accordingly, the measurement period for such purchase price allocations ended on December 15, 2021 or twelve months from the date of acquisition. Adjustments to goodwill during the measurement period were made to reflect the facts and circumstances in existence as of the Closing Date and include updates to estimates of provisional amounts recorded as of the Closing Date. The adjustments primarily related to updating the fair value recorded for a provisional estimate of lease guarantees provided by the Company. The adjustment resulted in an increase to goodwill and other liabilities on the accompanying consolidated balance sheet. The following table represents changes to goodwill from the initial purchase price allocation:

(in thousands)
Goodwill as of December 31, 2020	$119,542
Adjustments to other current liabilities (measurement period adjustments)	$4,439
Goodwill as of December 31, 2021 (prior to impairment charges recorded)	$123,981

Acquisition of Hot Air, Inc.

On November 3, 2021, the Company acquired 100% of the outstanding common shares and voting interest of Anthony's. The results of Anthony's operations have been included in the consolidated financial statements since that date. Anthony's, through its subsidiaries, owns and operates casual dining pizza restaurants under the trade name Anthony's Coal Fired Pizza & Wings. As of the acquisition date, Anthony's had 61 restaurants open and operational in Florida, Delaware, Pennsylvania, New Jersey, New York, Massachusetts, Maryland, and Rhode Island.

The acquisition-date fair value of the consideration transferred totaled $75.9 million, which consisted of the following:

Consideration Paid

(in thousands)
Common Stock	$25,562
Preferred Stock	46,906
Option Consideration Shares	3,403
Total Consideration	$75,871

The fair value of the common shares issued and option consideration shares was determined based on the closing market price of the Company’s common shares on the day preceding the acquisition date. The fair value of the preferred stock was determined using a discounted cash flow methodology. The expected future redemption payment was forecasted based on the contractual PIK (payment in kind) interest and estimated redemption date of December 31, 2024.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company determined the fair value of certain intangible assets. The Company is in the process of finalizing its assessment of the fair value of the assets acquired and liabilities assumed; thus, the provisional measurements of intangible assets, goodwill and deferred income taxes are subject to change. The allocation of the excess purchase price was based upon preliminary estimates and assumptions and is subject to revision. The measurement period for such purchase price allocations end on November 3, 2022 or twelve months from the date of acquisition.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020

(in thousands)	Fair Value November 3, 2021
Cash	$5,522
Accounts receivable	597
Inventory	986
Other current assets	1,662
Property and equipment	13,534
Intangible assets	67,344
Accounts payable, accrued expenses, and other current liabilities	(15,451)
Long-term borrowings	(77,063)
Deferred tax liability	$(1,755)
Fair Value of Tangible and Identifiable Intangible assets and liabilities assumed	$(4,624)
Consideration paid	75,871
Goodwill	$80,495

Of the $67.3 million of acquired intangible assets, $60.7 million was assigned to registered trademarks with a 30-year useful life and $6.6 million was assigned to acquired liquor licenses with an indefinite life. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Anthony's. None of the goodwill is expected to be deductible for income tax purposes.

The Company recognized $3.1 million of acquisition-related costs that were expensed in the current period. These costs are included in the consolidated statement of operations within General and administrative expenses. The Company also recognized $0.8 million in costs associated with issuing and registering the shares issued as consideration in the Anthony's acquisition. Those costs were deducted from the recognized proceeds of issuance within stockholders’ equity.

The accounting for the Anthony's acquisition is considered provisional because we have not finalized certain aspects of the purchase price allocation including the utilization of the U.S. federal and state net operating loss carryforwards which may be subject to a substantial annual limitation under Sections 382 and 383 of the IRC and corresponding provisions of state law, due to ownership changes that have occurred previously as well as the valuation of certain assets and contingencies.

The amounts of revenue and net loss for Anthony's included in the Company’s consolidated statement of operations for the period from November 3, 2021, the acquisition date, through December 31, 2021 are as follows:

(in thousands)	2021
Revenue	$22,419
Net Loss	(142)

Proforma Information (Unaudited)

The following represents the unaudited proforma consolidated statement of operations as if the BurgerFi acquisition and Anthony's acquisition had been included in the consolidated results of the Company for the entire years ending December 31, 2021 and 2020:

(in thousands)	2021	2020
Revenue	$168,906	$107,160
Net Loss	(138,490)	(19,890)

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Anthony's to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied on January 1, 2020, together with the consequential tax effects.

6.     Impairment

The Company recognized a non-cash impairment charge of approximately $114.8 million during the year ended December 31, 2021. This consisted of the following:

(in thousands)	2021
Goodwill	$106,476
Definite-lived intangible assets	7,706
Long-lived assets	615
Total non-cash impairment charge	$114,797

Based on the results of our annual goodwill impairment test, we determined it was more likely than not that goodwill was impaired at the BurgerFi reporting unit. Accordingly, the Company recorded a goodwill impairment charge of approximately $106.5 million for the year ended December 31, 2021. The majority of the goodwill impairment was driven by the impact on the Company's market capitalization due to the decrease in stock price, coupled with significant declines to the equity values of our peers.

Based on our review at the end of each reporting period of definite-lived intangible assets, we performed impairment testing for the related asset group for which there are independently identifiable cash flows. Based on our impairment testing at December 31, 2021, we determined that it was more likely than not that our definite-lived intangible assets related to the Company's licensing agreements were impaired at the BurgerFi reporting unit, and accordingly, the Company recorded impairment charges of approximately $7.7 million for the year ended December 31, 2021. The impairment amount was primarily the result of lower cash flow estimates associated with the licensing agreements as well as a change in estimate of the related useful life.

Based on our review at the end of each reporting period of long-lived assets, we performed impairment testing for the related asset group for which there are independently identifiable cash flows. Based on our impairment testing, we determined it was more likely than not that certain long-lived assets relating to our property and equipment at certain corporate-owned restaurants were impaired at the BurgerFi reporting unit, and accordingly, the Company recorded impairment charges of approximately $0.6 million for the year ended December 31, 2021.

As it relates to determining the fair values of the assets we performed impairment testing for, refer to Note 14 Fair Value Measurements.

7.     Related Party Transactions

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

There were no amounts due from or due to related companies as of December 31, 2021. As of December 31, 2020, there were approximately $74,000 included as due from related companies in the consolidated balance sheet.

For the year ended December 31, 2021, the Company received royalty revenue from franchisees related to a significant shareholder totaling approximately $0.3 million. For the Successor period from December 16, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to December 15, 2020, the Company received royalty revenue from franchisees related through common control and ownership totaling approximately $17,000 and $0.3 million, respectively.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020

The Company leases building space for its corporate office from an entity under common ownership with a significant shareholder. This lease had a 36-month term, effective January 1, 2020. For the year ended December 31, 2021, rent expense was approximately $0.2 million. For the Successor period from December 16, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to December 15, 2020, rent expense was approximately $1,000 and $0.2 million, respectively. In January 2022, we exercised our right to terminate this North Palm Beach lease effective as of July 2022. Pursuant to an amended lease we entered into in February 2022, we also lease approximately 16,500 square feet (expanding to approximately 18,500 square feet in July 2022) in Fort Lauderdale, Florida, for a term expiring in 2032, with an option to renew. This building space for our new combined BurgerFi and Anthony’s corporate office is leased from an entity controlled by the Company's Executive Chairman.

The Company also leases building space for a restaurant located in Virginia from an entity (i) in which the Company's Executive Chairman of the Board has an indirect minority ownership interest, and (ii) which is managed by an entity in which the Company's Executive Chairman of the Board has an indirect ownership interest. This lease, entered into on October 21, 2020, is for a ten-year term effective on the earlier to occur of the date the tenant opened for business and 180 days from the date the landlord delivered possession of the premises to the tenant. Rent expense for the years ended December 31, 2021 and 2020 was $46,000 and $0, respectively.

In April 2021, the Company entered into an independent contractor agreement with a corporation (the “Consultant”) for which the Chief Operating Officer (the "Consultant Principal") of Lionheart Capital, LLC, an entity controlled by the Company’s Executive Chairman of the Board, serves as President. Pursuant to the terms of the agreement, the Consultant shall provide certain strategic advisory services to the Company in exchange for total annual cash compensation and expense reimbursements of $0.1 million, payable in twelve (12) equal monthly payments beginning in April 2021. The Consultant also received an additional $29,000 of cash compensation for services provided in April 2021. In addition, in July 2021, the Consultant Principal received an award of 50,000 restricted stock units, which shall vest in five equal annual installments, subject to the Company achieving certain annual revenue targets starting in 2021, and in November 2021, the Consultant Principal received a $250,000 bonus in connection with the Company's Anthony's acquisition. For the year ended December 31, 2021, 10,000 of these units vested, resulting in stock compensation expense of $0.2 million, which has been recorded in connection with the vesting of these restricted stock units. Further, effective January 3, 2022, the Consultant Principal was granted 37,959 unrestricted shares of common stock of the Company.

In connection with the acquisition of Anthony's, the Company issued redeemable preferred stock and assumed certain liabilities, including the Delayed Draw Term Loan Facility, which was provided by a related party and a significant shareholder. The Delayed Draw Term Loan is a non-interest bearing loan which matures on June 15, 2024. Refer to Note 9 Redeemable Preferred Stock and Note 10 Debt.

8.      Commitments and Contingencies

Leases

The Company has entered into various operating leases. For the year ended December 31, 2021, the Successor period from December 16, 2020 to December 31, 2020, and the Predecessor period from January 1, 2020 to December 15, 2020, rent expense was approximately $4.9 million, $19,000, and $2.7 million, respectively. These lease agreements expire on various dates through 2033 and have renewal options. Approximate future minimum payments on these operating leases for the years ended December 31 are as follows:

(in thousands)
2022	$11,159
2023	12,911
2024	11,287
2025	9,520
2026	7,733
Thereafter	22,542

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020

Sale Commitment

In February 2020, the Company entered into an asset purchase agreement with an unrelated third party for the sale of substantially all of the assets used in connection with the operation of BF Dania Beach, LLC for an aggregate purchase price of $1.3 million. During January to April 2020, the Company received three cash deposits totaling $0.9 million in connection with this transaction. The closing of this transaction has been delayed due to additional negotiation that has been on-going through the report date of April 14, 2022. In the event the transaction is terminated, the Company will keep operating the restaurant, and return the $0.9 million to the unrelated third-party purchaser. Assets used in the operations of BF Dania Beach, LLC totaling $0.7 million have been classified as held for sale in the consolidated balance sheets as of December 31, 2021 and 2020.

Contingencies

Eric Gilbert v. BurgerFi International, Inc., Ophir Sternberg, et al. (Court of Chancery of the State of Delaware, Case No. 2022-0185- , filed on February 25, 2022). Mr. Gilbert filed a class action lawsuit against BurgerFi International, Inc. and each of the members of the Board of Directors alleging that the Company’s Amended and Restated Bylaws improperly contains a provision restricting written consents by the shareholders. Mr. Gilbert is seeking an amendment to the bylaws, as well as attorney’ fees and costs. At this preliminary stage, it is difficult to provide an evaluation of the likelihood of an unfavorable outcome or a reasonable estimate of the amount or range of potential loss. Based on the information known to date, the Company’s potential liability appears to be reasonably possible, but the amount of potential loss cannot be reasonably estimated; any losses, however, may be material to the Company's financial position and results of operations.

BurgerFi International, LLC v Shree at Philly Downtown, LLC, et. al. (U.S. District Court for the Southern District of Florida, Case No. 15-81544-CIV filed November 10, 2015). BurgerFi filed this suit against Shree at Philly Downtown LLC, a franchisee and its principals (collectively, “Shree”). BurgerFi seeks declaratory judgments and damages in an amount to be proven at trial for various breaches of the applicable franchise agreements resulting from the Shree’s closure of the New Brunswick, New Jersey restaurant, its failure to open the Secaucus, New Jersey restaurant, and its operational defaults at the Philadelphia, Pennsylvania restaurant. In April 2016, Shree filed a counterclaim, asserting that it had no responsibility for its losses, and instead, alleged that we have engaged in breach of contract, fraud, misrepresentation, conversion in connection with the operation of the restaurant, and various other allegations, seeking damages of over $5 million. We denied any wrongdoing. On December 30, 2016, the court stayed the case pending the resolution of the bankruptcy filings made by some of the defendants. No further action has occurred. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the case described above, therefore, no contingent liability has been recorded as of December 31, 2021; any losses, however, may be material to the Company's financial position and results of operations.

Corey Winograd v BurgerFi International, LLC (Fifteenth Judicial Circuit Court of Palm Beach County, Florida, Case No. 502019-CA015256, filed December 1, 2019). Corey Winograd, the former chief executive officer of the Company, filed this suit against BurgerFi for certain alleged breaches of an employment agreement, claiming damages in excess of $15 million. BurgerFi filed a motion to dismiss the complaint on February 13, 2020. On May 20, 2020, the motion to dismiss was heard, which was granted in part and denied in part. The portion of the complaint not dismissed was answered by BurgerFi with affirmative defenses raised on July 7, 2020. The plaintiff served various discovery requests (including notices of non-party subpoenas) on July 9, 2020 as well as a motion to strike BurgerFi’s affirmative defenses on July 16, 2020. BurgerFi filed objections to the non-party subpoenas on July 20, 2020. On September 11, 2020, BurgerFi filed a motion to dismiss and certain claims were dismissed by the court. The complaint now involves claims for alleged breach of contract (count I) and alleged action for equitable relief including an accounting and constructive lien (count II). On September 4, 2020, the parties met for mediation but were unable to resolve this matter. We believe that all claims are meritless, and we plan to vigorously defend these allegations. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the case described above, therefore, no contingent liability has been recorded as of December 31, 2021; any losses, however, may be material to the Company's financial position and results of operations.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020
Second 82nd SM, LLC v. BF NY 82, LLC, BurgerFi International, LLC and BurgerFi International, Inc. (in the Supreme Court of the State of New York County of New York, having index No. 654907/2021 filed August 11, 2021). A lawsuit was filed by Second 82nd SM, LLC (“Landlord”) against BF NY 82, LLC (“Tenant”) whereby Landlord brought a seven-count lawsuit for, among other things, breach of the lease agreement and underlying guaranty of the lease. The amount of damages Landlord is seeking is over $0.5 million, which constitutes back rent, late charges, real estate taxes, illuminated sign charges and water/sewer charges. On November 3, 2021, the Company filed a Motion to Dismiss the Complaint. On November 17, 2021, the Tenant filed an Answer to Landlord’s Complaint and a cross claim against the Company, which the Company answered on December 7, 2021. On December 22, 2021, the Company filed its Response in Opposition to Landlord’s Motion for Summary Judgment and Memo in further Support of its Motion to Dismiss. The parties continue to discuss a settlement, including turning over possession of the premises to the Landlord. The Company is unable to predict the ultimate outcome of this matter, however, losses may be material to the Company’s financial position and results of operations.

Lion Point Capital Allegation. Beginning March 9, 2021 through March 11, 2022, the Company received letters from counsel to Lion Point Capital, LLC, a shareholder of the Company, alleging that the Company failed to timely register Lion Point’s shares in violation of the Registration Rights Agreement, which allegedly resulted in losses of $11 million. The Company responded to each claim denying that any breach had occurred or that Lion Point incurred any damages caused by the delay in the filing of the Registration Statement. We believe that all claims are meritless, and we plan to vigorously defend these allegations. While no further action has occurred, management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the cases described above, therefore, no contingent liability has been recorded as of December 31, 2021; any losses, however, may be material to the Company's financial position and results of operations.

John Rosatti, as Trustee of the John Rosatti Revocable Trust U/A/D 08/27/2001 (the "JR Trust") v. BurgerFi International, Inc. (In the Circuit Court for the Eleventh Judicial Circuit, Florida, File No. 146578749). On March 28, 2022, the JR Trust filed a suit against BurgerFi alleging that the JR Trust suffered losses in excess of $750,000 relating to BurgerFi’s alleged failure to timely file a registration rights agreement. The Company believes this case is without merit and intends to defend the case vigorously. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the case, therefore, no contingent liability has been recorded as of December 31, 2021; any losses, however, may be material to the Company's financial position and results of operations.

Burger Guys of Dania Pointe, et. al. v. BFI, LLC (in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, Case No. 50-2021-CA -006501-XXXX-MB filed May 21, 2021). In response to a demand letter issued by the Company to Gino Gargiulo, a former franchisee, demanding that Mr. Gargiulo pay the balance owed under an asset purchase agreement wherein BurgerFi sold the Dania Beach, Florida BurgerFi location to Mr. Gargiulo, Mr. Gargiulo claims that no further monies are owed under the asset purchase agreement and alleges that the Company is responsible for one of Gargiulo’s failed franchises in Sunny Isles, Florida, losses he has allegedly sustained at his Dania Beach location, and reimbursement of expenses in connection with his marketing company. Mr. Gargiulo seeks damages in excess of $2 million in the aggregate. We believe that all claims are meritless, and we plan to vigorously defend these allegations. The parties attended mediation on January 20, 2022, but it ended in an impasse. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the cases described above, therefore, no contingent liability has been recorded as of December 31, 2021; any losses, however, may be material to the Company's financial position and results of operations.

Employment Related Claims.

In July 2021, the Company received a demand letter from the attorney of one of our now former hourly restaurant employees. The letter alleges that the former employee was sexually harassed by one of her co-workers. The demand letters claim that we discriminated and retaliated against the former employee based on her gender and age and also alleged intentional infliction of emotional distress, negligent hiring, negligent training, and negligent supervision.

In February 2020, a former employee filed a charge of discrimination with the EEOC alleging age discrimination. In June 2021, the claimant filed a demand for arbitration. The parties agreed to mediate the matter before commencing the arbitration proceedings but were unable to resolve the case.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020
While we believe that all claims of the two above mentioned Employment Related Claims, which are covered under the Company’s insurance policies, are meritless, and we plan to defend these allegations, it is reasonably possible that the Company may ultimately be required to pay substantial damages to the claimants, which could be up to $0.8 million or more in aggregate compensatory damages, attorneys’ fees and costs. Management believes that any liability, in excess of applicable insurance coverages or accruals, which may result from these claims, would not be significant to the Company’s financial position or results of operations.

General Liability and Other Claims.

The Company is subject to other legal proceedings and claims that arise during the normal course of business, including landlord disputes and slip and fall cases. While we intend to vigorously defend these matters, it is reasonably possible that the Company may be required to pay substantial damages to the claimants, which could be up to $0.4 million or more in aggregate compensatory damages, attorney’s fees and costs related to such identified matters. Management believes that any liability, in excess of applicable insurance coverages or accruals, which may result from these claims, would not be significant to the Company’s financial position or results of operations.

9.     Redeemable Preferred Stock

On November 3, 2021, and as part of the Anthony's acquisition, the Company issued 2,120,000 shares of redeemable preferred stock, par value $0.0001 per share, as Series A Preferred Stock (the "Series A Junior Preferred Stock"). The Series A Junior Preferred Stock is redeemable on November 3, 2027 and accrues dividends at 7.00% per annum compounded quarterly from June 15, 2024 with such rate increasing by an additional 0.35% per quarter commencing with the three month period ending September 30, 2024 and (b) in the event that the Credit Facility is refinanced or repaid in full prior to June 15, 2024 and the Series A Junior Preferred Stock is not redeemed in full on such date, from and after such date, shall accrue dividends at 5.00% per annum, compounded quarterly, until June 15, 2024.

The Series A Junior Preferred Stock ranks senior to the Common Stock and may be redeemed at the option of the Company at any time and must be redeemed by the Company in limited circumstances. The Series A Junior Preferred Stock shall not have voting rights or conversion rights. The Series A Junior Preferred Stock is measured at fair value with changes in fair value reported as interest expense in the accompanying consolidated statement of operations.

As of December 31, 2021, the fair value of the redeemable preferred stock was $47.5 million and the redemption amount was $53 million. During the year ended December 31, 2021, as it relates to fair value adjustment, the Company recorded interest expense on the redeemable preferred stock in the amount of $0.6 million.

10.      Debt

(in thousands)	December 31, 2021	December 31, 2020
Term loan	$57,761	$—
Related party note	10,000	—
Revolving line of credit	2,500	3,012
Notes payable	706	555
Other notes payable, no recourse to the general credit of the Company	168	168
Paycheck Protection Program (“PPP”)	—	2,237
Total Debt	$71,135	$5,972
Less: Unamortized debt discount to related party note	(1,276)	—
Less: Unamortized debt issuance costs	(1,007)	—
Total Debt, net	68,852	5,972
Less: Short-term borrowings	(3,331)	(4,450)
Total Long-term borrowings and related party note	$65,521	$1,522

Credit Agreement

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020

On November 3, 2021, and in connection with the acquisition of Anthony's, the Company joined a credit agreement with a syndicate of commercial banks providing Anthony's with up to $71.8 million in financing (“Credit Agreement”), which is reflective of the $8.3 million that the Company paid down at the acquisition date. The Credit Agreement, which terminates on June 15, 2024, provides the Company with lender financing structured as a $57.8 million term loan, a $4 million revolving loan, and a $10 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) provided by a related party and a significant shareholder. The terms of the Credit Agreement require the Company to repay the principal of the term loan in quarterly installments with the balance due at the maturity date, as follows:

in thousands
2022	$3,254
2023	3,254
2024	51,253
Total	$57,761

The loan and revolving line of credit are secured by substantially all of the Company’s assets and incurs interest on outstanding amounts at 4.75% per annum through 6/15/2023 and 6.75% from 6/16/2023 through maturity. The Delayed Draw Term Loan Facility is a non-interest bearing loan and accordingly has been recorded at fair value which resulted in a debt discount of approximately $1.3 million which is being amortized over the period of the Delayed Draw Term Loan Facility. For the year ended December 31, 2021, the Company recorded $0.1 million as amortization of the debt discount which is included within interest expense in the accompanying consolidated statements of operations. Pursuant to the terms of an amendment to the Credit Agreement effective as of March 9, 2022, certain of the covenants of (i) the Company and Plastic Tripod, Inc., as the borrowers (the "Borrowers"), and (ii) the subsidiary guarantors (the "Guarantors") party to the Credit Agreement were amended, and the Borrowers and Guarantors agreed to pay incremental deferred interest of 2% per annum, in the event that the Credit Agreement is not repaid on or prior to June 15, 2023; provided, however, that if no event of default has occurred and is continuing then (1) no incremental deferred interest will be due if all of the obligations under the Credit Agreement have been paid on or prior to December 31, 2022, and (2) only 50% of the incremental deferred interest will be owed if all of the obligations under the Credit Agreement have been paid from and after January 1, 2023 and on or prior to March 31, 2023.

For the year ended December 31, 2021, the Company deferred $1.0 million of financing costs in connection with its Credit Agreement. Amortization expense associated with deferred financing costs, in the amount of $0.1 million for the year ended December 31, 2021 is included in interest expense in the accompanying consolidated statements of operations.

Notes Payable

Note payable relates to a note payable to an individual, issued in connection with the Company’s acquisition of a franchised restaurant, which requires monthly payments of $9,000 over a seven-year amortization including 7% interest, with a maturity date of May 1, 2027. The other notes payable relates to an Economic Injury Disaster Loan from the Small Business Administration (“SBA”) and is primarily for one corporate-owned restaurant.

Line of Credit

The Company had a revolving line of credit agreement (“LOC”) of $5 million. In January 2021, the Company terminated the LOC and paid the total amount due of $3 million. As of December 31, 2020, the outstanding balance on the LOC was $3 million. The annual interest on advances under the LOC was equal to the LIBOR Daily Floating rate plus 0.75%.

PPP Loans

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020
On May 11, 2020, the Company received loan proceeds in the amount of $2.2 million under the Paycheck Protection Program (“PPP”). During the year ended December 31, 2021, all PPP loans amounting to $2.2 million were forgiven by the SBA. The SBA may undertake a review of a loan of any size during the six‐year period following forgiveness of the loan; however, loans in excess of $2 million are subject to a mandatory audit. The audit will include the loan forgiveness application, as well as whether the Company met the eligibility requirements of the program and received the proper loan amount. The timing and outcome of any SBA review is not known.

The following table represents the future annual principal obligations under our various debt instruments as of December 31, 2021:

in thousands
2022	$3,332
2023	3,339
2024	63,845
2025	98
2026	105
Thereafter	416
Total	$71,135

11.      Supplemental Disclosure of Noncash Investing and Financing Activities

On April 1, 2020, the Company acquired a restaurant from a franchisee, with financing on a note payable of $0.6 million. As described in Note 5 Acquisitions, consideration issued in the BurgerFi acquisition included shares of stock valued at $103.7 million, and contingent consideration valued at $103.2 million.

As described in Note 5 Acquisitions, consideration issued in the Anthony's acquisition included redeemable preferred stock of approximately $53 million (carrying value of approximately $46.9 million at November 3, 2021 and fair value of approximately $47.5 million at December 31, 2021) and shares of common stock of approximately $29.0 million. The fair value of the preferred stock was determined using a discounted cash flow methodology. The expected future redemption payment was forecasted based on the contractual PIK (payment in kind) interest and estimated redemption date of December 31, 2024.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020
12.     Income Taxes

The provision for (benefit) from income taxes is set forth below:

		Successor
(in thousands)	Year Ended December 31, 2021	December 16, 2020 through December 31, 2020
Current:
U.S. Federal	$—	$4
State	—	—
Total current income tax expense	—	4
Deferred:
U.S. Federal	(7,833)	(314)
State	(2,192)	(56)
Total deferred income tax benefit	(10,025)	(370)
Valuation allowance	10,337	—
	312	(370)
Income tax expense (benefit)	$312	$(366)

The reconciliation of income tax computed at the U.S. federal statutory rate of 21% to our effective tax rate is set forth below:

		Successor
(in thousands)	Year Ended December 31, 2021	December 16, 2020 through December 31, 2020
Income tax provision at the U.S. federal statutory rate	$(25,407)	$1,046
Permanent differences	402	(181)
Share-based compensation	496	—
State income taxes, net of federal benefit	(1,888)	(56)
Change in derivative liability	(2,900)	(1,175)
Goodwill impairment	19,820	—
True-up	42	—
Change in valuation allowance	10,337	—
Change in rate	(406)	—
Tax credits	(184)	—
Total income tax (benefit) expense	$312	$(366)

The components of the Company's deferred tax assets (liabilities) at December 31, 2021 and December 31, 2020 are set forth below:

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020

		Successor
(in thousands)	Year Ended December 31, 2021	December 16, 2020 through December 31, 2020
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$57	$33
Goodwill	2,794	—
Deferred franchise fees	684	752
Deferred rent	239	7
Stock compensation	1,250	203
Net operating losses, Federal	11,215	1,550
Net operating losses, State	2,066	—
Deferred payroll taxes	217	—
Interest expense	3,540	—
Tax credits	713	—
Other	1,075	151
Gross deferred tax assets	23,850	2,696
Valuation allowance	(11,383)	—
Net deferred tax assets	12,467	2,696
Fixed assets	(520)	(1,876)
Intangible assets	(13,300)	(87)
Goodwill	—	(20)
Deferred tax liabilities	(13,820)	(1,983)
Total net deferred tax (liabilities) assets	$(1,353)	$713

As of December 31, 2021, the Company’s federal net operating loss carryforwards for income tax purposes was $53.4 million. On a tax-effected basis, the Company also had net operating losses of $2.1 million related to various state jurisdictions. $44.9 million of the federal net operating loss carryforwards will be carried forward indefinitely and will be available to offset 80% of taxable income. The remaining amount of the federal net operating loss carryforwards will expire at varying dates through 2037.

Pursuant to Sections 382 and 383 of the IRC and corresponding provisions of state law, the utilization of net operating loss carryforwards and tax credits may be limited as a result of a cumulative change in stock ownership of more than 50% over a three year period. The Company underwent such a change and consequently, the utilization of a portion of the net operating loss carryforwards and tax credits is subject to certain limitations.

In assessing the realizability of deferred income tax assets, ASC 740 requires that a more likely than not standard be met. If the Company determines that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance must be established. The realization of deferred tax assets depends on the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies when making this determination. The Company has experienced cumulative losses in recent years which is significant negative evidence that is difficult to overcome in order to reach a determination that a valuation allowance is not required. Based on the Company's evaluation of its deferred tax assets, a valuation allowance of approximately $11.4 million has been recorded against the deferred tax asset.

The following table summarizes the Company's unrecognized tax benefits at December 31, 2021 and December 30, 2020:

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020

		Successor
(in thousands)	Year Ended December 31, 2021	December 16, 2020 through December 31, 2020
Beginning balance	$—	$—
Additions based on tax positions related to the current year	$—	$—
Additions for tax positions of prior years	$660	$—
Ending balance	$660	$—

The Company had outstanding federal refund claims of approximately $0.7 million as of December 31, 2021. In March 2022, the Company received approximately $0.7 million of those refund claims.

13.      Stockholders' Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2021 and December 31, 2020, there were 21,303,500 shares and 17,541,838 shares of common stock outstanding, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

On November 3, 2021, and as part of the Anthony's acquisition, the Company issued 2,120,000 shares of redeemable preferred stock. As of December 31, 2020, there were no shares of preferred stock issued or outstanding. See Note 9 Redeemable Preferred Stock.

Warrants

As of December 31, 2021, the Company had the following warrants and options outstanding: 15,063,800 warrants outstanding, each exercisable for one share of common stock at an exercise price of $11.50 including 11,468,800 in Public Warrants, 3,000,000 in Private Placement Warrants, 445,000 in Private Warrants and 150,000 in Working Capital Warrants, 75,000 Unit Purchase Option “UPO” units that are exercisable for one share of common stock at an exercise price of $10.00 and warrants exercisable for one share of common stock at an exercise price of $11.50. The Public Warrants expire in December 2025.

During the year ended December 31, 2021, the Company exchanged 675,000 UPO units for 283,669 common shares in a cashless exercise, issued 100 shares for warrants exercised in cash and issued 7,969 shares in cashless warrant exercises.

The Public Warrants became exercisable 30 days after the completion of the BurgerFi acquisition, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. Warrant holders may, during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

The Company may redeem the Public Warrants:

•in whole and not in part;
•at a price of $0.01 per warrant;
•at any time during the exercise period;

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020
•upon a minimum of 30 days' prior written notice of redemption; and
•if, and only if, the last sale price of the Company's common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders.
•if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants became transferable, assignable or salable after the completion of the BurgerFi acquisition, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Due to this provision, the Private Placement Warrants are accounted for as liabilities.

The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the common stock issuable upon the exercise of the Private Warrants became transferable, assignable or salable after the completion of the BurgerFi acquisition, subject to certain limited exceptions. Additionally, the Private Warrants may be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Due to this provision, the Private Warrants are accounted for as liabilities.

The Working Capital Warrants are identical to the Public Warrants, except that the Working Capital Warrants and the common stock issuable upon the exercise of the Working Capital Warrants became transferable, assignable or salable after the completion of the BurgerFi acquisition, subject to certain limited exceptions. Additionally, the Working Capital Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Working Capital Warrants are held by someone other than the initial purchasers or their permitted transferees, the Working Capital Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Due to this provision, the Working Capital Warrants are accounted for as liabilities.

Unit Purchase Options

The Company has an outstanding Unit Purchase Option Agreement with an investor, to purchase up to 750,000 Units (Units include 1 common share and 1 warrant per Unit) exercisable at $10.00 per Unit. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on March 17, 2023. The option grants to holders demand and “piggyback” rights for periods of five and seven years, respectively, from March 13, 2018 with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price. During the year ended December 31, 2021, the Company exchanged 675,000 UPO units for 283,669 common shares in a cashless exercise and issued 7,969 shares in cashless warrant exercises.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020
Share-Based Compensation

The Company has the ability to grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance compensation awards to current or prospective employees, directors, officers, consultants or advisors under the Plan. The Plan was established to benefit the Company and its stockholders, by assisting the Company to attract, retain and provide incentives to key management employees, directors, and consultants of the Company, and to align the interests of such service providers with those of the Company’s stockholders. Accordingly, the Plan provides for the granting of Non-qualified Stock Options, Incentive Stock Options, Restricted Stock Unit Awards, Restricted Stock Awards, Stock Appreciation Rights, Performance Stock Awards, Performance Unit Awards, Unrestricted Stock Awards, Distribution Equivalent Rights or any combination of the foregoing.

The initial aggregate number of Shares that may be issued under the Plan shall not exceed Two Million (2,000,000) Shares. The aggregate number of Shares reserved for Awards under the Plan (other than Incentive Stock Options) shall automatically increase on January 1 of each year, for a period of not more than ten (10) years, commencing on January 1 of the year following the year after the date the Plan became effective in an amount equal to five percent (5%) of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, provided that the Committee may determine prior to the first day of the applicable fiscal year to lower the amount of such annual increase. On January 3, 2022, the Company filed a Registration Statement with the SEC to register 1,065,175 additional shares of common stock, $0.0001 par value per share, of the Company under the Plan, pursuant to the “evergreen” provision of the Plan providing for an automatic increase in the number of shares reserved for issuance under the Plan.

As of December 31, 2021 and 2020, there were approximately 126,302 and 700,000 shares of common stock available for future grants under the 2020 Plan, respectively.

Restricted Stock Unit Awards

The Company grants RSU Awards with service, performance and market conditions. The RSU Awards granted with service conditions generally vest over 4 years. The market conditions include an index to the market value of the stock price of BurgerFi, and the performance conditions are based on key performance indicators, as identified in the employment agreements. The fair value of restricted stock units granted is determined using the fair market value of the Company’s common stock on the date of grant, as set forth in the applicable plan document.

The following table summarizes activity of restricted stock units during 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	1,250,000	$15.28
Granted	1,445,600	13.02
Vested	(118,750)	12.85
Forfeited	(793,152)	13.68
Non-vested at December 31, 2021	1,783,698	$14.18

Share-based compensation recognized during year ended December 31, 2021 was approximately $7.6 million, inclusive of restricted stock unit grants of $7.4 million and stock grants of $0.2 million. Share-based compensation recognized for financial reporting purposes during the Successor period December 16, 2020 through December 31, 2020 was $0.8 million, comprised of restricted stock unit grants. As of December 31, 2021, there was approximately $19.6 million of total unrecognized compensation cost related to unvested restricted stock units or performance-based restricted stock unit awards to be recognized over a weighted average period of 1-4 years.

The unrecognized portion of share-based compensation for unvested market condition restricted stock units (included in above) is approximately $1.2 million over 1.47 years. As detailed below, the fair value of the market condition restricted stock units was determined using a Monte Carlo simulation model.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020

Performance-Based Restricted Stock Unit Awards

The Company grants performance-based awards (restricted stock units) to certain officers and key employees. The vesting of these awards is contingent upon meeting one or more defined operational or financial goals (a performance condition) or common stock share prices (a market condition) or employment conditions.

The fair values of the performance condition awards granted were determined using the fair market value of the Company’s common stock on the date of grant. Share-based compensation expense recorded for performance condition awards is reevaluated at each reporting period based on the probability of the achievement of the goal. Certain goals were achieved as of December 31, 2021. Accordingly, the Company recognized share-based compensation expense of approximately $4.6 million in relation to these awards during the year ended December 31, 2021.
The fair value of market condition awards granted were estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and is applied to the trading price of our common stock on the date of grant. In July 2021, the Company modified the terms related to certain market condition awards that the Compensation Committee previously approved. As a result of this modification, the Company recorded additional share-based compensation of $54,000 during the year ended December 31, 2021 for these modifications.

The input variables are noted in the table below:

	2021	2020
Risk-free interest rate	1.03%	0.18%
Expected life in years	2.99	3
Expected volatility	65.9%	65.9%
Expected dividend yield *	0%	0%
* The Monte Carlo method assumes a reinvestment of dividends.

Share-based compensation expense is recorded ratably for market condition awards during the requisite service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met. During the year ended December 31, 2021 and the Successor period, $1.5 million and $33,000, respectively, was recognized ratably as share-based compensation expense for the market condition awards.

Service-Based Restricted Stock Unit Awards

The Company grants service-based awards (restricted stock units) to certain officers and key employees. The vesting of these awards is contingent upon meeting the requisite service period. The fair value of restricted stock unit awards is determined using the publicly-traded price of our common stock on the grant date. During the year ended December 31, 2021 and the Successor period, $1.3 million and $0.8 million, respectively, was recognized ratably as share-based compensation expense for the market condition awards.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020
The following table summarizes activity of the restricted stock units during 2021:

	Performance Condition		Service Condition		Market Condition
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	950,000	$15.70	200,000	$15.70	100,000	$10.45
Granted	888,600	14.65	97,000	12.74	460,000	9.91
Vested	(58,750)	15.66	(45,000)	8.81	(15,000)	14.01
Forfeited	(528,152)	15.20	—	—	(265,000)	10.63
Non-vested at December 31, 2021	1,251,698	$15.15	252,000	$15.79	280,000	$8.42

14. Fair Value Measurements

Fair values of financial instruments are estimated using public market prices, quotes from financial institutions, and other available information. The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.

The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of December 31, 2021 and 2020.

	Items Measured at Fair Value at December 31, 2021
(in thousands)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Redeemable preferred stock	$—	$47,525	$—
Related party note	—	8,724	—
Warrant liability	—	—	2,706
Total	$—	$56,249	$2,706

	Items Measured at Fair Value at December 31, 2020
(in thousands)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$—	$—	$16,516
Total	$—	$—	$16,516

The fair value of the preferred stock was determined using a discounted cash flow methodology. The expected future redemption payment was forecasted based on the contractual PIK (payment in kind) interest and estimated redemption date of December 31, 2024.

The fair value of the related party note, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020

The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2 in the fair value hierarchy, is determined based on third-party market appraisals. The fair value of our warrant liability is measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy. The fair value of the private placement warrants, private warrants, and working capital warrants are determined using the publicly-traded price of our common stock on the valuation dates of $5.67 on December 31, 2021 and $13.69 on December 31, 2020. The fair value is calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including the expected term, expected volatility, risk-free interest rate, dividend rate and service period.

The fair value of private warrants for the Successor period from December 16, 2020 to December 31, 2020 were estimated using a Dynamic Black-Scholes model. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price, risk free interest rate and volatility assumptions. The calculated warrant price for private warrants was $0.75 and $4.60 on December 31, 2021 and December 31, 2020, respectively.

The input variables for the Black-Scholes are noted in the table below:

	2021	2020
Risk-free interest rate	1.11%	0.36%
Expected life in years	3.96	5
Expected volatility	41.8%	30.0%
Expected dividend yield	0%	0%

Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets and definite-lived intangible assets that we performed impairment testing for. In determining fair value, we used an income-based approach. As a number of assumptions and estimates were involved that are largely unobservable, they are classified as Level 3 inputs within the fair value hierarchy. Assumptions used in these forecasts are consistent with internal planning, and include revenue growth rates, royalties, gross margins, and operating expense in relation to the current economic environment and the Company’s future expectations.

15.      Segment Information

Prior to the Anthony's acquisition in November 2021, the Company had one operating and reportable segment. As such, segment information is presented for the year ended December 31, 2021, but not prior periods as all information in prior periods relates to the BurgerFi brand. Following the Anthony's acquisition, the Company has two operating and reportable segments:

•BurgerFi, which includes our operations of corporate-owned and franchised BurgerFi restaurants, which offer a fast-casual “better burger” concept; and

•Anthony's, which includes our operations of casual dining pizza restaurants under the name Anthony’s Coal Fired Pizza & Wings.

The CODMs are the CEO, CFO, and Executive Chairman as they assess the performance of the reportable segments and make all the significant strategic decisions, including the allocation of resources.

External sales are derived principally from food and beverage sales, royalty and franchise revenue. We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our reportable segments are predominantly in the U.S. There were no material transactions among reportable segments.

The following tables present revenue, capital expenditures, depreciation and amortization, pre-opening costs, interest expense, and net (loss) income by segment:

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020

(in thousands)	Year Ended December 31, 2021 *
Revenue:
BurgerFi	$46,448
Anthony's	22,419
Total	$68,867

Capital expenditures:
BurgerFi	$10,348
Anthony's	317
Total	$10,665

Depreciation and amortization:
BurgerFi	$8,694
Anthony's	1,366
Total	$10,060

Pre-opening costs:
BurgerFi	$1,905
Anthony's	—
Total	$1,905

Interest expense:
BurgerFi	$673
Anthony's	733
Total	$1,406

Net (loss) income:
BurgerFi	$(121,352)
Anthony's	(142)
Total	$(121,494)
* Amounts for Anthony's are only presented from November 3, 2021, the date of acquisition.

Total assets by segment are as follows:

(in thousands)	Year Ended December 31, 2021 *	Year Ended December 31, 2020
Total assets:
BurgerFi	$161,675	$289,116
Anthony's	156,044	N/A
Total	$317,719	$289,116
* Amounts for Anthony's are only presented from November 3, 2021, the date of acquisition.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making its assessment of the effectiveness of internal control, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO criteria”) in Internal Control-Integrated Framework (2013). Our internal control over financial reporting is designed to provide reasonable assurance to management and to our Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management’s assessment of the effectiveness of internal control over financial reporting did not include the internal controls over financial reporting of Hot Air that was acquired during the year ended December 31, 2021. Hot Air's total assets constituted approximately 46% of the Company’s total assets as of December 31, 2021 and represented approximately 33% and less than 1% of the Company’s revenue and net loss, respectively, for the year then ended.

Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2021 as a result of the material weakness identified below.

Limitations on Effectiveness of Controls and Procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, as specified above. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness in Internal Control. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2021, management identified a material weakness related to the design and implementation of controls over the accounting for income taxes. Specifically, management did not maintain controls over the Company’s assessment of its ability to realize historical deferred tax assets on its acquired businesses in accordance with Section 382 of the Internal Revenue Code and the Company’s tax provision controls were not designed to detect certain errors and omissions in calculating the impact of certain transactions on the income tax provision during the period. This material weakness resulted in the identification of errors that were corrected in the accompanying consolidated financial statements.

Management’s Remediation Plan. We have identified and begun to implement steps, as further described below, designed to remediate the material weakness described in this Item 9A and to enhance our overall control environment. Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate this material weakness, and our remediation plan may not prove to be successful. We will not consider the material weakness remediated until our enhanced controls are operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively.

Our remediation plan includes, but is not limited to improving our existing tax controls relating to business combinations to include additional analysis of changes in ownership that could lead to limitations on our ability to realize deferred tax assets and to reflect the related impact in our consolidated financial statements with the appropriate level of precision. This will include an assessment of the sources of income necessary to result in the realization or impairment of those assets. The analysis will also verify that the positive evidence being relied upon is allowed to be considered under the authoritative accounting guidance contained within ASC 740 related to the recognition and measurement of deferred tax assets. In addition, the Company will perform a comprehensive Section 382 analysis. The Company will also allocate additional accounting resources to prepare and review the income tax provision.

While the foregoing measures are intended to effectively remediate the material weakness described in this Item 9A, it is possible that additional remediation steps will be necessary. As such, as we continue to evaluate and implement our plan to remediate the material weakness, our management may decide to take additional measures to address the material weakness or modify the remediation steps described above. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to help ensure that our consolidated financial statements are prepared in accordance with GAAP.

Remediation of Previously Identified Material Weaknesses in Internal Control. As disclosed under Item 9A. Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2020, during 2020 management concluded that material weaknesses in our internal control over financial reporting existed as of December 31, 2020. Although management did not conduct a formal assessment of internal control over financial reporting in connection with the audit of our financial statements for the year ended December 31, 2020, management identified a number of material weaknesses in our internal control over financial reporting, as follows:

•lack of controls over the financial closing and reporting process relating to a sufficient segregation of duties in the preparation of our financial statements and related notes, and, for the Successor period, the valuation and recognition of stock-based compensation and warrant liabilities;
•lack of resources to perform and review the application of accounting standards for revenue, leases, and variable interest entities ("VIEs");
•specifically with respect to VIEs, our internal control over financial reporting failed to detect errors related to consolidating variable interest entities for which we are the primary beneficiary;
•lack of effective controls over the accounting for deferred rent and accounting for initial franchise fees and brand development revenue in connection with the adoption of our new revenue recognition standard; and

•lack of controls during the Successor period related to the valuation of contingent consideration issued in the BurgerFi acquisition.

In response to these material weaknesses, management implemented changes to the Company’s internal control over financial reporting, including:

•we hired accounting and finance resources with public company experience, in addition to utilizing third-party consultants to ensure complex accounting transactions, inclusive of accounting for stock-based compensation, warrant liabilities, leases, variable interest entities, deferred rent, initial franchise fees, brand development revenue and contingent consideration, are properly analyzed, documented and reviewed;
•we enhanced controls to formalize roles and review responsibilities to align the team’s skills and experience, including segregation of duties considerations and automated controls; and
•we enhanced the financial reporting close process to ensure there is adequate segregation of duties between the preparation and review of significant areas within the financial close process and in connection with the preparation of the overall financial statements and footnotes.

Management has determined that the remediation actions discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable management to conclude that the previously disclosed material weaknesses have been remediated as of December 31, 2021.

Changes in Internal Control Over Financial Reporting. Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Class	Position
Ophir Sternberg	52	C	Executive Chairman of the Board
Ian Baines	66	N/A	Chief Executive Officer
Michael Rabinovitch	52	N/A	Chief Financial Officer
Martha Stewart	80	A	Director
Vivian Lopez-Blanco	64	B	Director
Gregory Mann	50	A	Director
Allison Greenfield	49	B	Director
Andrew Taub	53	C	Director

Directors

Ophir Sternberg has been the Company’s Executive Chairman of the Board since December 2020, having served as a member of our Board of Directors since October 2019, Chairman since April 2020, and Chief Executive Officer from June 2020 to December 2020. Mr. Sternberg has over 26 years of experience investing in all segments of the real estate industry, including land acquisitions, luxury residential, hospitality, commercial and retail. Mr. Sternberg has served as the Chief Executive Officer, President and Chairman of Lionheart Acquisition Corporation II (Nasdaq: LCAP) since December 2019. He is the Founder of Lionheart Capital, LLC, a Miami-based, diversified investment firm focused on value and growth investments and has served as its Chief Executive Officer since its formation in 2009. From 1993 to 2009, Mr. Sternberg was the Founder and Managing Partner of Oz Holdings, LLC, a private real estate investment and management company. Once a member of an elite Israeli Defense Force unit, Mr. Sternberg studied finance at Sy Syms School of Business at Yeshiva University. We believe Mr. Sternberg is well-qualified to serve on our Board of Directors due to his business experience and contacts and relationships.

Allison Greenfield has served as a member of the Company’s Board of Directors since June 2020. Ms. Greenfield has over two decades of experience in real estate development. Ms. Greenfield is the Chief Development Officer and has been a partner of Lionheart Capital, LLC, since it was founded in 2009 and has over 25 years of experience in the entitlement, design, construction and management of projects in all segments of the real estate industry, including industrial, retail, hospitality, and ultra-luxury residential condominiums. At Lionheart Capital, LLC, she has been responsible for the successful acquisition, development, and repositioning of real estate assets around the world. Prior to her tenure at Lionheart Capital, LLC, Ms. Greenfield ran the development and construction arm of Oz Holdings, LLC as a partner from 2001-2010. Ms. Greenfield studied Architecture at The New School University, Parsons School of Design and holds a B.A. in History from Barnard College/Columbia University. We believe Ms. Greenfield is well-qualified to serve on our Board of Directors due to her business experience, contacts and relationships.

Vivian Lopez-Blanco has served as a member of the Company’s Board of Directors since July 2021. Ms. Lopez-Blanco also serves on the board of Jumptuit Health, Inc. Prior to joining the Company, Ms. Lopez-Blanco served as an advisory board member of BBVA, South Florida operations, from 2019 until June 2021, Chief Financial Officer of Mednax, Inc. (NYSE: MD) from 2010 until 2018, Vice President and Treasurer of Mednax, Inc. from 2008 to 2010 and Chief Financial Officer of Carrols Corporation’s Hispanic Restaurants Division, which includes the Pollo Tropical and Taco Cabana concepts, from 2003 to 2008. Ms. Lopez-Blanco joined Pollo Tropical in 1997 as Controller and was promoted to Chief Financial Officer in 1998, and led the company through its acquisition by Carrols Corporation, developed and realigned key business processes and implemented several financial systems. Earlier in her career, Ms. Lopez-Blanco spent years in an international accounting firm where she progressed through different management roles and gained extensive experience in public company reporting and capital market expansions. Ms. Lopez-Blanco earned a bachelor’s degree in accounting from Florida International University and is a certified public accountant. We believe Ms. Lopez-Blanco is well-qualified to serve on our Board of Directors due to her business experience, including her experience in public accounting and as the Chief Financial Officer of public companies, her contacts and relationships.

Gregory Mann has served as a member of the Company’s Board of Directors since December 2020. Mr. Mann has over 20 years of experience in delivering outstanding results for leading U.S. and global companies. Mr. Mann has served as Chief Marketing Officer for Trustly, Inc. He has also served at Hydrus Technology as a Board member and in a variety of advising, consulting, leadership, and managerial roles where he developed the firm’s commercialization and go to market (GTM) strategy that led to the company’s first long-term commercial contract. Prior to Hydrus, from March 2017 to November 2018, Mr. Mann created a stand-alone P&L division at Catalina Marketing as President of Emerging Brands where he architected and implemented a new three-year business strategy that included the launch of new data and marketing services which significantly increased new client deal size and improved client retention. Mr. Mann also developed and drove the vision and general management for the newly founded Emerging Brands division focused on thousands of consumer-packaged goods companies. Prior to Catalina, Mr. Mann worked as the Chief Marketing Officer for LoopPay, where he was part of the founding team which was then acquired by Samsung in order to develop and launch Samsung Pay. Mr. Mann holds an MBA from The Wharton School and a Master’s Degree in International Studies from the University of Pennsylvania’s Lauder Institute. We believe that Mr. Mann’s experience as an entrepreneurial executive and corporate innovator that has built and led established startup, turnaround, and hyper-growth companies and divisions globally will continue to be a valuable asset to the Company’s Board of Directors.

Martha Stewart has served as a member of the Company’s Board of Directors since February 2021. Ms. Stewart is a businesswoman, writer, and television personality. As founder of Martha Stewart Living Omnimedia, “MSLO,” she gained success through a variety of business ventures, encompassing publishing, broadcasting, merchandising and e-commerce. She has written numerous bestselling books, is the publisher of Martha Stewart Living magazine and hosted two syndicated television programs: Martha Stewart Living, which ran from 1993 to 2004, and Martha, which ran from 2005 to 2012. Ms. Stewart currently serves as the Chief Creative Officer of Marquee Brands, a position she has held since June 2019. Prior to that, Ms. Stewart served as Chief Creative Officer of Sequential Brands Group, Inc. from December 2015 to June 2019. Ms. Stewart has served on the board of directors of the Sequential Brands Group, Inc. since December 2015. Ms. Stewart has also served on the board of AppHarvest, Inc. since May 2020. Ms. Stewart was Founder, Chief Creative Officer and Non-Executive Chairman of the board of directors of MSLO from 1996 through June 2003. She also served as Chief Executive Officer from 1996 through June 2003. Ms. Stewart earned a bachelor's degree in European history and architectural history from Barnard College. We believe Ms. Stewart is well-qualified to serve on the Company’s Board of Directors due to her business experience, extensive contacts and relationships.

Andrew Taub has served as a member of the Company’s Board of Directors since November 2021. Mr. Taub has been a Managing Partner of L Catterton, where he focuses on the Flagship Buyout Fund, since 1996. L Catterton is the world’s largest consumer-focused private equity firm, with approximately $30 billion of equity capital across six fund strategies in 17 offices globally, and has advised certain funds affiliated with the entity that sold Anthony’s to the Company and has provided advisory services to subsidiaries of the Company. Mr. Taub’s investment and operating expertise spans the consumer and healthcare services landscape through investments in the pet, optical, restaurant, food and marketing services industries. In addition to serving on the Company’s Board of Directors, Mr. Taub currently serves as a director of several L Catterton portfolio companies, including JustFoodForDogs, PatientPoint Health Technologies, and FYidoctors. Mr. Taub holds a Bachelor of Arts degree in Finance and Accounting from the University of Michigan at Ann Arbor and a Master of Business Administration degree from Columbia Business School. We believe Mr. Taub is qualified to serve on our Board of Directors due to his extensive business experience. Mr. Taub was selected as a director pursuant to Cardboard’s right under the Amended and Restated Stock Purchase Agreement, dated November 3, 2021, by and among the Company, Cardboard and Hot Air (the "A&R Purchase Agreement") whereby, for so long as Cardboard, its affiliates or certain related persons of Cardboard, directly or indirectly, hold collectively 42.5% or more of the shares of Common Stock issued to Cardboard at the Anthony's Closing, Cardboard shall have the option and the right (but not the obligation), to designate one director.

Executive Officers

Ian Baines has served as our Chief Executive Officer since November 2021. Mr. Baines served as the President and Chief Executive Officer of ACFP Management, Inc. from January 2020 until November 2021. Mr. Baines has over four decades of experience in the restaurant and hospitality business, beginning as a classically trained chef in his native England, followed by 25 years in Canada with ever increasing roles and responsibilities culminating into Chief Operating Officer of SIR Corp restaurants. In 2004, Mr. Baines was actively recruited to join Brinker International, Inc. where he served in various executive roles. He joined Darden Restaurants Inc. and led the Smokey Bones brand as President before the sale to Sun Capital Partners, Inc., where he continued for several years as President and Chief Executive Officer. He was recruited back to Brinker International, Inc. in 2011 as Senior Vice President of Strategic Innovation. From 2013 to 2014, Mr. Baines served as President and Chief Executive Officer of Uno Restaurant Holdings Corporation. From 2014 to 2018, he served as President and Chief Executive Officer of Cheddar’s Scratch Kitchen ("Cheddar's"); after the sale of Cheddar’s to Darden Restaurants Inc. in 2017 he continued as Brand President. In 2019, he was Chief Executive Officer of Del Frisco’s Restaurant Group, Inc. during the transition from a public company to three independent brands and ultimately the sale of the steak division. Except for the A&R Purchase Agreement, there are no arrangements or understandings between Mr. Baines and any other person pursuant to which he was appointed.

Michael Rabinovitch joined the Company on February 26, 2021 and assumed the position of Chief Financial Officer on May 3, 2021. Mr. Rabinovitch served as Senior Vice President and Chief Accounting Officer of Tech Data Corporation from March 2018 until September 2020. Prior thereto, Mr. Rabinovitch was employed at Office Depot, where he served as Vice President of Finance, North America from January 2015 to March 2017 and Senior Vice President, Finance and Chief Accounting Officer from March 2017 to February 2018. From 2005 through 2015, he served as Executive Vice President and Chief Financial Officer of Birks Group (a/k/a Mayors Jewelers), a North American manufacturer and retailer of fine jewelry and luxury timepieces. Prior to joining Birks Group, Mr. Rabinovitch was Vice President of Finance of Claire’s Stores, Inc., a specialty retailer of fashion jewelry and accessories, from 1999 to 2005. Mr. Rabinovitch began his career as an auditor with Price Waterhouse LLP. Mr. Rabinovitch is a licensed certified public accountant (inactive) and a member of the American Institute of Certified Public Accountants.

Board Composition

BurgerFi’s business affairs are managed under the direction of its Board of Directors. The Company’s Board of Directors consists of six members. The Board of Directors is classified into three classes, each comprising as nearly as possible one-third of the directors to serve three-year terms. Class A directors shall serve until 2023, Class B directors shall serve until 2024 and Class C directors shall serve until 2022. On December 16, 2020, we entered into the Voting Agreement with our Sponsor, certain of the Initial Stockholders, the Members, and our officers and directors, pursuant to which all such stockholders agreed to vote their shares of the Company in favor of Ophir Sternberg, Allison Greenfield, Vivian Lopez-Blanco, Gregory Mann and Martha Stewart, or, if any of them ceases to serve as a director, such other person designated by our Chairman, in consultation with John Rosatti. In connection with the Anthony's acquisition, on November 3, 2021, we entered into an additional Voting Agreement with Cardboard, Ophir Sternberg and a Lionheart entity, pursuant to which all such stockholders agreed to vote their shares of the Company in favor of Ophir Sternberg, Allison Greenfield, Vivian Lopez-Blanco, Gregory Mann, Martha Stewart and Andrew Taub (or any successor director designee or Cardboard) for a period of one year from the Anthony's Closing.

Committees of the Board of Directors

The standing committees of our Board currently include an audit committee, a compensation committee, and a nominating committee. Each of the committees reports to the Board as they deem appropriate and as the Board may request. The composition, duties and responsibilities of these committees are set forth below.

Audit Committee

Ms. Greenfield, Ms. Lopez-Blanco, and Mr. Mann serve on the Audit Committee. Ms. Lopez-Blanco qualifies as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act and serves as Chairperson of the Audit Committee. The Audit Committee operates under a written charter adopted by the Board of Directors. The charter contains a detailed description of the scope of the Audit Committee’s responsibilities and how they will be carried out. The Audit Committee’s charter is available on our website at https://ir.burgerfi.com/corporate-governance/governance-documents, under “Governance Documents.”

According to its charter, the Audit Committee consists of at least three members, each of whom shall be a non-employee director who has been determined by the Board to meet the independence requirements of Nasdaq, and also Rule 10A-3(b)(1) of the SEC, subject to the exemptions provided in Rule 10A-3(c). The Audit Committee Charter describes the primary functions of the Audit Committee, including the following:

•reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the Board whether the audited financial statements should be included in our Form 10-K;
•discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
•discussing with management major risk assessment and risk management policies;
•monitoring the independence of the independent auditor;
•verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
•reviewing and approving all related-party transactions;
•inquiring and discussing with management our compliance with applicable laws and regulations;
•pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
•appointing or replacing the independent auditor;
•determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
•establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
•approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Compensation Committee

Ms. Greenfield, Mr. Mann, and Ms. Lopez-Blanco serve on the Compensation Committee. Ms. Greenfield serves as the Chairperson of the Compensation Committee. The Compensation Committee operates under a written charter adopted by the Board of Directors. The charter contains a detailed description of the scope of the Compensation Committee’s responsibilities and how they will be carried out. The Compensation Committee’s charter is available on our website at https://ir.burgerfi.com/corporate-governance/governance-documents, under “Governance Documents.” The Compensation Committee may delegate any of its responsibilities to one or more subcommittees as the Compensation Committee may from time to time deem appropriate.

The Compensation Committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
•reviewing and approving the compensation of all other executive officers;
•reviewing our executive compensation policies and plans;
•implementing and administering our incentive compensation equity-based remuneration plans;
•assisting management in complying with our proxy statement and annual report disclosure requirements;
•approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
•if required, producing a report on executive compensation to be included in our annual proxy statement; and
•reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC. In addition, members of our senior management may report on the performance of the other executive officers of the Company and make compensation recommendations to the Compensation Committee, which will review and, as appropriate, approve the compensation recommendations.

Nominating Committee

Ms. Greenfield, Ms. Lopez-Blanco, and Mr. Mann serve on the Nominating Committee. Ms. Greenfield serves as the Chairperson of the Nominating Committee. The Nominating Committee operates under a written charter adopted by the Board of Directors. The charter contains a detailed description of the scope of the Nominating Committee’s responsibilities and how they will be carried out. The Nominating Committee’s charter is available on our website at https://ir.burgerfi.com/corporate-governance/governance-documents, under “Governance Documents.”

The Nominating Committee will identify, evaluate and recommend candidates to become members of the Board with the goal of creating a balance of knowledge and experience. The Nominating Committee has no specific minimum qualifications for director candidates. However, the Nominating Committee will consider several qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board of Directors. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific Board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain and maintain a broad and diverse mix of Board members, including with respect to race, gender, ethnicity, background, experience and viewpoints of the Board. The Nominating Committee does not distinguish among nominees recommended by stockholders and other persons.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, executive officers and employees that complies with the rules and regulations of Nasdaq. Our Code of Ethics is available on our website at https://ir.burgerfi.com/corporate-governance/governance-documents, under “Governance Documents.” The information on this website is not incorporated by reference into, or a part of, this Annual Report on Form 10-K. In addition, a copy of the Code of Ethics will be provided without charge upon request to us in writing at S. Highway 1, North Palm Beach, FL 33408. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Indemnification Agreements and Directors and Officers Liability Insurance

Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws limit the personal liability of our directors to our stockholders or us for monetary damages for breach of fiduciary duty as a director, except for liability (1) for any breach of the director’s duty of loyalty to us or our stockholders, (2) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (3) under Section 174 of the Delaware General Corporate Law (“DGCL”) or (4) for any transaction from which the director derived an improper personal benefit. Our Amended and Restated Bylaws also provide for such limitation of liability with respect to our officers. In addition, our Amended and Restated Certificate of Incorporation provides for indemnification of each of our directors and officers who is or was a party to, or is threatened to be made a party to, any threatened, pending or completed action, suit or proceeding by reason of the fact that he or she is or was a director or officer of ours or is or was serving at our request as a director, officer, partner, trustee or employee of another corporation, partnership, joint venture, trust or other enterprise, to the fullest extent permitted by the DGCL. Our Amended and Restated Bylaws also provide for such indemnification other than with respect to an action by or in the right of the Company and so long as such director or officer acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful, and our Amended and Restated Bylaws provide for similar indemnification with respect to actions by or in the right of the Company. In addition, we maintain directors’ and officers’ liability insurance to provide our directors and officers with insurance coverage for losses arising from claims based on breaches of duty, negligence, errors and other wrongful acts.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all such filing requirements applicable to the Company's directors, executive officers and greater than 10% beneficial owners were complied with during the year ended December 31, 2021, except that: (i) Cardboard did not timely file its Form 3; (ii) Enrique M. Gonzalez did not timely file his Form 3; (iii) the John Rosatti Revocable Trust Dated 8/27/2001 did not timely file two Form 4s, each representing one transaction (iv) Mr. Sternberg did not timely file one Form 4 representing four transactions; (v) Lionheart Equities, LLC did not timely file one Form 4 representing seven transactions and (vi) Ms. Stewart did not timely file one Form 4 representing one transaction. In addition, during the year ended December 31, 2020, Mr. Ramirez did not timely file his Form 3.

Item 11. Executive Compensation.

The following table presents information regarding the total compensation awarded to, earned by, and paid to the named executive officers of BurgerFi for services rendered to BurgerFi in all capacities for the years indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		All Other Compensation ($)	Total ($)
Ophir Sternberg	2021	—	—	—		—	—
Executive Chairman	2020	—	—	14,535,000	(4)(5)	—	14,535,000
Ian Baines	2021	543,000	178,000	—		—	721,000
Chief Executive Officer (1)	2020	—	—	—		—	—
Julio Ramirez	2021	225,000	—	—		—	225,000
Former Chief Executive Officer (2)	2020	55,000	—	5,355,000	(5)(6)	—	5,410,000
Michael Rabinovitch	2021	215,000	250,000	3,295,000	(7)(8)	—	3,760,000
Chief Financial Officer (3)	2020	—	—	—		—	—

(1)Mr. Baines was appointed as Chief Executive Officer in November 2021.
(2)Mr. Ramirez's role as Chief Executive Officer was removed in November 2021.
(3)Mr. Rabinovitch was appointed as Chief Financial Officer in February 2021.
(4)Represents the grants of 250,000 restricted stock units and 700,000 incentive restrictive stock units granted, for financial reporting purposes, on December 16, 2020. The legal grant date of the restricted stock units was July 13, 2021, the date that applicable grant award agreement were executed by the Company and Mr. Sternberg. The applicable restricted stock unit agreement provides that 73% (511,000) of the total incentive restricted stock units would not be issued (deemed or otherwise) under the BurgerFi International, Inc. Omnibus Equity Incentive Plan (the "Plan") until the aggregate number of shares reserved for awards under the Plan was increased consistent with Section 5.1 of the Plan, which occurred on January 1, 2022. See the Outstanding Equity Awards table in the Annual Report on Form 10-K for the year ended December 31, 2020 for additional information relating to these grants.
(5)The amounts reflected in this column represent the aggregate grant date fair value of the awards made during 2020, as computed in accordance with FASB ASC Topic 718. For additional information related to the measurement of stock-based compensation awards, refer to Note 14 to the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020.
(6)Represents the grants of 250,000 restricted stock units and 100,000 benchmark restrictive stock units granted, for financial reporting purposes, on December 16, 2020. The legal grant date of the restricted stock units was July 13, 2021, the date that applicable grant award agreements were executed by the Company and Mr. Ramirez. The applicable restricted stock unit agreement provided that 36% (89,000) of the total 250,000 incentive restricted stock units and 100% (100,000) of the total 100,000 benchmark restricted stock units would not be issued (deemed or otherwise) under the Plan until the aggregate number of shares reserved for awards under the Plan was increased consistent with Section 5.1 of the Plan, which occurred on January 1, 2022. However, Mr. Ramirez left the Company prior to such date and all of such restricted stock units were forfeited except for 50,000 of such restricted stock units that immediately vested following such departure. See the Outstanding Equity Awards table in the Annual Report on Form 10-K for the year ended December 31, 2020 for additional information relating to these grants.
(7)Represents the grants of 52,000 restricted stock units, 78,000 incentive restrictive stock units, and 100,000 benchmark restricted stock units, granted on July 13, 2021. See the Outstanding Equity Awards table below for additional information relating to these grants.

(8)The amounts reflected in this column represent the aggregate grant date fair value of the awards made during 2021, as computed in accordance with FASB ASC Topic 718. For additional information related to the measurement of stock-based compensation awards, refer to Note 13 to the financial statements included in this annual report.

Narrative Disclosure to Summary Compensation Table

For 2021, the principal elements of compensation provided to the named executive officers were base salaries, grants of equity-based compensation and broad-based employee benefits. Base salaries are generally set at levels deemed necessary to attract and retain individuals with superior talent commensurate with their relative expertise and experience. Grants of restricted stock units vest in installments over a number of years subject to continued employment, the Company’s achievement of certain performance benchmarks, satisfaction of certain key performance indicators set by the Compensation Committee or by meeting certain share price thresholds of the Company’s common stock. See the Outstanding Equity Awards table below for additional information relating to these grants.

Employment Agreements. We have entered into Employment Agreements with Ophir Sternberg, Ian Baines, and Michael Rabinovitch.

Employment Agreement with Ophir Sternberg

Under the terms of Mr. Sternberg’s employment agreement, Mr. Sternberg serves as our Executive Chairman of the Board of Directors and does not receive a base salary. Mr. Sternberg has the ability to earn restricted stock grants (“Restricted Stock Grants”) and incentive restricted stock grants (“Incentive Restricted Stock Grants”) and has been granted restricted stock unit grants (the “Sternberg RSU Grants”) in lieu of such Restricted Stock Grants and Incentive Restricted Stock Grants. During the term of Mr. Sternberg’s employment agreement, which is initially five years, subject to earlier termination or extension, Mr. Sternberg will be bound by confidentiality and non-disparagement obligations. If there is a Change of Control (as defined in Mr. Sternberg’s employment agreement) during the term of employment all unearned Restricted Stock Grants and Incentive Restricted Stock Grants, therefore, effectively, all Sternberg RSU Grants, shall be deemed to have been earned immediately prior to the Change of Control.

Employment Agreement with Ian Baines

In connection with the Anthony's acquisition, the Company entered into an amended and restated employment agreement with Mr. Baines to serve as the Company’s Chief Executive Officer. Under the terms of his employment agreement, he will earn a base salary of not less than $523,628, subject to annual review by the Board. In addition, Mr. Baines is eligible to receive an annual cash performance bonus of up to 60% of his base salary, based upon the achievement of individual and Company performance objectives as mutually agreed by the Board and Mr. Baines.

In relation to Mr. Baines’ previous role as Chief Executive Officer of Anthony's, Mr. Baines received options to purchase common stock of Hot Air (the “Anthony’s Options”) pursuant to a Non-Qualified Stock Option Agreement (the “Option Agreement”) dated September 30, 2020 under the Hot Air, Inc. Amended and Restated 2016 Stock Option Plan (the “Hot Air Plan”). In relation to the consummation of the Anthony's acquisition, the Company and Mr. Baines entered into an Amendment to the Option Agreement pursuant to which the Anthony’s Options held by Mr. Baines were converted (the “Option Conversion”) into 211,662 shares of common stock of the Company (the “Baines Issued Shares”). Except with respect to certain permitted transfers by operation of law, to permitted transferees or to pay up to forty percent (40%) of his federal and state income tax obligations arising from the Option Conversion, Mr. Baines may not, without the express written consent of the Board, (i) transfer any Baines Issued Shares until June 20, 2022 or (ii) during the period beginning on June 20, 2022 and ending on December 31, 2022, transfer more than 50% of any Baines Issued Shares then held by Mr. Baines. Except as otherwise determined by the Committee (as defined in the Hot Air Plan) or the Board, all restrictions on the transfer of Baines Issued Shares shall cease as of December 31, 2022.

During the term of Mr. Baines’s employment agreement, Mr. Baines will be bound by non-competition and non-solicitation obligations. Upon a termination of Mr. Baines’ employment without Cause (as defined in his employment agreement) or the resignation by Mr. Baines for Good Reason (as defined in his employment agreement), Mr. Baines will be entitled to receive all accrued, determined and unpaid compensation, a pro-rata bonus payment for the fiscal year of termination based on actual performance results for the full annual performance period and severance payment of Mr. Baines’ base salary for a period of twelve (12) months after the date of termination.

Amended Employment Agreement with Michael Rabinovitch

Under the terms of Mr. Rabinovitch’s amended employment agreement, he will earn a base salary of $400,000 (subject to annual review) and will be entitled to receive such performance bonuses as determined by the Compensation Committee of our Board of Directors in its sole discretion in consultation with the Executive Chairman and Chief Executive Officer. Mr. Rabinovitch has the ability to earn Restricted Stock Grants and benchmark restricted stock grants (“Benchmark Restricted Stock Grants”) and has been granted restricted stock unit grants (the “Rabinovitch RSU Grants”) in lieu of such Restricted Stock Grants and Benchmark Restricted Stock Unit Grants. During the term of Mr. Rabinovitch’s employment agreement Mr. Rabinovitch will be bound by non-competition and non-solicitation obligations. If there is a Change of Control during the term of employment all unearned Restricted Stock Grants and Benchmark Restricted Stock Grants, therefore, effectively, all Rabinovitch RSU Grants, shall be deemed to have been earned and vested immediately prior to the Change of Control. If Mr. Rabinovitch is terminated without cause, or resigns due to good reason, as defined in the employment agreement, all unvested portions of the Restricted Stock Grant and the Benchmark Restricted Stock Grant, therefore, effectively, the Rabinovitch RSU Grants, scheduled to vest in the year of such termination or resignation shall be deemed to have been earned and vested immediately; provided, that the grant agreement for the Rabinovitch RSU Grant subject to benchmarks further provides that in no event shall the number of unearned restricted stock units underlying such Rabinovitch RSU Grant that can vest in 2022 in accordance with such provision exceed 20,000 restricted stock units.

Employment Agreement with Julio Ramirez

Under the terms of Mr. Ramirez’s employment agreement, as supplemented, Mr. Ramirez initially served as our Chief Executive Officer and subsequently served as our BurgerFi Brand — CEO and President and earned a base salary of $275,000. Mr. Ramirez was eligible to earn an annual incentive bonus (the “Incentive Bonus”) of up to $100,000 payable in common stock, based on the achievement of certain key performance indicators. Mr. Ramirez also could earn Restricted Stock Grants and Benchmark Restricted Stock Grants and was granted restricted stock unit grants (the “Ramirez RSU Grants”) in lieu of such Restricted Stock Grants and Benchmark Restricted Stock Grants. During the term of Mr. Ramirez’s employment agreement, which was initially one year, subject to earlier termination or extension, Mr. Ramirez was bound by non-competition obligations. If there was a change of control (as defined in Mr. Ramirez’s employment agreement) during the term of employment all Restricted Stock Grants and Benchmark Restricted Stock Grants, therefore, effectively, all Ramirez RSU Grants, would have been deemed to have been earned and vested immediately prior to the Change of Control. If Mr. Ramirez was terminated without cause, as defined in the employment agreement, the Incentive Bonus and all unearned Restricted Stock Grants scheduled to vest in the year of such termination or resignation would have been deemed to have been earned and vested immediately; provided, that the grant agreement for the Ramirez RSU Grant subject to benchmarks provided that all restricted stock units subject to such Ramirez RSU Grant that were not vested as of the date of Mr. Ramirez’s termination of service for any reason would automatically, and without notice, terminate and be forfeited upon the termination of service.

In connection with Mr. Ramirez’s termination, the Company and Mr. Ramirez entered into a Separation and General Release Agreement, pursuant to which Mr. Ramirez has undertaken limited continuing obligations to the Company until the date that is six (6) months from December 10, 2021 and provided a release of claims against the Company in exchange for an award of 5,000 unrestricted shares of common stock of the Company, pursuant to an award agreement.

Potential Payments upon Termination or Change in Control

Except as discussed above, no named executive officer has a contractual or other entitlement to severance or other payments upon termination or a change in control.

Director Compensation

Annually, each independent director is granted restricted stock units in an amount equal to $150,000 divided by the closing price on the last trading day of the fiscal year, generally to vest on the one-year anniversary of the date of grant and be settled in shares of common stock, subject to such director’s continuous service as a director until such time and earlier vesting due to a change of control. In addition, each Director is entitled to receive annual cash compensation of $7,500.

Outstanding Equity Awards at Fiscal Year End

Stock Awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (6)
Ophir Sternberg	200,000 (1) 700,000 (2)	$1,134,000 $3,969,000
Michael Rabinovitch	78,000 (3) 100,000 (4) 52,000 (5)	$442,260 $567,000 $294,840

(1) Represents restricted stock units granted, for financial reporting purposes, on December 16, 2020. The legal grant date of the restricted stock units was July 13, 2021, the date that applicable grant award agreements were executed by the Company and Mr. Sternberg. The restricted stock units vest in five equal parts, with 20% vesting on the grant date and an additional 20% vesting on January 1 for each of the ensuing four years of employment, beginning on January 1, 2022. If there is a change of control (as defined in the employment agreement) or certain termination or resignation events occur during the term of employment all unearned restricted stock units shall be deemed to have been earned immediately prior to the change of control or termination or resignation event.
(2) Represents incentive restricted stock units granted, for financial reporting purposes, on December 16, 2020. The legal grant date of the restricted stock units was July 13, 2021, the date that applicable grant award agreements were executed by the Company and Mr. Sternberg. The restricted stock units vest upon achievement by the Company of the following benchmarks: (i) 20%, or 140,000 incentive restricted stock units, if Company revenue for fiscal year 2021, as calculated and presented in the Company’s audited financial statements included in the Form 10-K report for the relevant year, is 10% or greater than $34,382,000 (the “Base Year Revenue”); (ii) 20%, or 140,000 incentive restricted stock units, if Company revenue for fiscal year 2022 is 20% or greater than Base Year Revenue; (iii) 20%, or 140,000 incentive restricted stock units, if Company revenue for fiscal year 2023 is 30% or greater than Base Year Revenue; (iv) 20%, or 140,000 incentive restricted stock units, if Company revenue for fiscal year 2024 is 40% or greater than Base Year Revenue; (v) 20%, or 140,000 incentive restricted stock units, if Company revenue for fiscal year 2025 is 50% or greater than Base Year Revenue. If there is a change of control (as defined in the employment agreement) or certain termination or resignation events occur during the term of employment all unearned incentive restricted stock units shall be deemed to have been earned immediately prior to the change of control.
(3) Represents restricted stock units granted on July 13, 2021. The restricted stock units vest in equal amounts at the yearly anniversary of his commencement date (February 26, 2021) for each of the first four years of employment, subject to the achievement of annual key performance indicators, including the Company’s adjusted EBITDA target, and diversity targets as set by the Compensation Committee. If there is a change of control (as defined in the employment agreement) during the term of employment all unearned restricted stock units shall be deemed to have been earned and vested immediately prior to the change of control.
(4) Represents benchmark restricted stock units granted on July 13, 2021. The benchmark restricted stock units vests as follows: (i) 20,000 restricted stock units, if the last reported closing price of Company’s common stock for any 20 trading days within any consecutive 30 trading day period is greater than or equal to $19.00 per share during the calendar year 2021 and if not achieved then shall rollover to calendar year 2022 and shall vest if the last reported closing price of Company’s common stock for any 20 trading days within any consecutive 30 trading day period is greater than or equal to $11.00 per share during the calendar year 2022; (ii) 20,000 restricted stock units, if the last reported closing price of the Company’s common stock for any 20 trading days within any consecutive 30 trading day period is greater than or equal to $11.00 per share during the calendar year, 2022; (iii) 20,000 restricted stock units, if the last reported closing price of the Company’s common stock for any 20 trading days within any consecutive 30 trading day period is greater than or equal to $13.00 per share during the calendar year, 2023; and (iv) 40,000 restricted stock units, if the last reported closing price of the Company’s common stock for any 20 trading days within any consecutive 30 trading day period is greater than or equal to $15.00 per share during the calendar year, 2024. If there is a change of control (as defined in the employment agreement) during the term of employment all unearned benchmark restricted stock units shall be deemed to have been earned and vested immediately prior to the change of control. If Mr. Rabinovitch is terminated without cause, or resigns due to good reason, as defined in the employment agreement, all unvested portions of the restricted stock unit grant scheduled to vest in the year of such termination or resignation shall be deemed to have been earned and vested immediately; provided, that the grant agreement for such benchmark restricted stock units further provides that in no event shall the number of unearned restricted stock units underlying such grant that can vest in 2022 in accordance with such provision exceed 20,000 restricted stock units.

(5) Represents restricted stock units granted on July 13, 2021. The restricted stock units vest in four equal parts on February 26 for each of the ensuing four years of employment. If there is a change of control (as defined in the employment agreement) during the term of employment all unearned restricted stock units shall be deemed to have been earned immediately prior to the change of control.
(6) Market value of the restricted stock units was determined using the $5.67 closing price of the Company’s common stock on December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of April 11, 2022, the number of shares of BurgerFi common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding common stock, (ii) each of our named executive officers and directors; and (iii) all of our current executive officers and directors as a group.

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

Subject to the paragraph above, the percentage ownership of issued shares is based on 22,042,583 shares of common stock issued and outstanding as of April 11, 2022.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Ophir Sternberg (2)	2,524,068	10.9%
Ian Baines (3)	126,997	*
Julio Ramirez	32,589	*
Michael Rabinovitch (3)	111,237	*
Allison Greenfield (4)	30,000	*
Martha Stewart	13,000	*
Vivian Lopez-Blanco	10,000	*
Gregory Mann	10,000	*
Andrew Taub	—	*
All directors and executive officers as a group (nine individuals)	2,825,302	12.2%
Greater than 5% Beneficial Owners
Lionheart Equities, LLC (5)	2,010,112	8.7%
The John Rosatti Revocable Trust U/A DTD 8/27/2001 – Custody (6)	3,740,540	17.0%
Lion Point Capital, LP (7)	2,745,938	12.5%
Cardboard Box LLC (8)	3,076,031	14.0%
Ionic Capital Management LLC (9)	1,160,931	5.3%

*	Less than one percent.
(1) Unless otherwise indicated, the business address of each of the individuals is c/o BurgerFi International, Inc., 105 US Highway 1, North Palm Beach, Florida 33408.

(2) Consist of (i) 720,725 shares of common stock, 150,000 shares (the “Unit Shares”) of common stock underlying units and 1,139,387 shares of common stock underlying warrants to purchase one share of common stock each, which are currently exercisable, owned directly by Lionheart Equities and (ii) 453,956 shares owned by Mr. Sternberg and 60,000 shares of common stock underlying warrants to purchase one share of common stock each, which are currently exercisable, owned by Mr. Sternberg. Does not include 140,000 shares underlying performance-based restricted stock units that are subject to vesting within 60 days of the date set forth above to the extent that performance objectives are achieved. Mr. Sternberg, as manager of Lionheart Equities, has sole voting and dispositive control over the Unit Shares and Warrants held by Lionheart Equities. The business address for Lionheart Equities is 4218 NE 2nd Avenue, Miami, FL 33137. The business address for Mr. Sternberg is 4218 NE 2nd Avenue, Miami, FL 33137.
(3) Does not include 15,000 shares underlying performance-based restricted stock units that are subject to vesting within 60 days of the date set forth above to the extent that performance objectives are achieved.
(4) Consist of 20,000 shares of common stock owned by Allison Greenfield, and 10,000 shares of common stock owned by Leviathan Group, LLC. Ms. Greenfield possesses sole voting and dispositive control over the shares.
(5) Consist of 720,725 shares of common stock, 150,000 Unit Shares and 1,139,387 shares of common stock underlying warrants to purchase one share of common stock each, which are currently exercisable, owned directly by Lionheart Equities. Mr. Sternberg, as manager of Lionheart Equities, has sole voting and dispositive control over the Unit Shares and Warrants held by Lionheart Equities. The business address for Lionheart Equities is 4218 NE 2nd Avenue, Miami, FL 33137.
(6) Shares of common stock held by The John Rosatti Family Trust U/A DTD 8/27/2001—Custody (the “JR Trust”). The business address of the JR Trust is 101 US Highway 1, North Palm Beach, FL 33408. John Rosatti, as trustee of the JR Trust, may be deemed to beneficially own the securities beneficially owned by the JR Trust and has sole voting and dispositive power over the shares held by the JR Trust. Information included in this footnote is derived from a Form 4 filed on April 7, 2022.
(7) Shares of common stock held by Lion Point. The business address of Lion Point is 250 West 55th Street, 33rd Floor, New York, NY 10019. Lion Point is the investment manager to its investment fund client Lion Point Master, LP. Lion Point Holdings GP, LLC (“Lion Point Holdings”) is the general partner of Lion Point. Didric Cederholm is a Founding Partner and Chief Investment Officer of Lion Point. Mr. Cederholm is also a Member and a Manager of Lion Point Holdings. Mr. Freeman is a Founding Partner and Head of Research of Lion Point. Mr. Freeman is also a Member and a Manager of Lion Point Holdings. By virtue of these relationships, each of Lion Point, Lion Point Holdings, Mr. Cederholm and Mr. Freeman may be deemed to beneficially own the securities beneficially owned by its investment fund client. Information included in this footnote is derived from a Schedule 13G/A filed on January 11, 2021.
(8) Shares of common stock held by Cardboard. The business address of Cardboard is 599 West Putnam Avenue, Greenwich, CT 06830. CP7 Warming Bag, L.P. (“CP7 Warming Bag”) is the member of Cardboard holding a majority of the outstanding equity interests of Cardboard. CP7 Management, LLC (“CP7 Management”) is the general partner of CP7 Warming Bag. Scott Dahnke is a managing member of CP7 Management. J. Michael Chu is a managing member of CP7 Management. By virtue of these relationships, each of CP7 Warming Bag, CP7 Management, Mr. Dahnke and Mr. Chu may be deemed to beneficially own the securities beneficially owned by Cardboard. Each of Cardboard, CP7 Warming Bag, CP7 Management, Mr. Dahnke and Mr. Chu disclaims beneficial ownership of all shares of Common Stock held by Cardboard. Cardboard, CP7 Warming Bag, CP7 Management, Mr. Dahnke and Mr. Chu each possess shared voting power and shared dispositive control over 3,076,031 of the shares. Information included in this footnote is derived from a Form 4 filed on March 22, 2022.
(9) Shares of common stock issuable upon the exercise of warrants beneficially owned by Ionic Capital Management LLC (“Ionic Capital”). The business address of Ionic Capital is 475 Fifth Avenue, 9th Floor, New York, New York 10017. Ionic Capital possesses shared voting power and shared dispositive control over all 1,160,931 of the shares issuable upon exercise of such warrants. Information included in this footnote is derived from a Schedule 13G filed on February 14, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,857,448 (2)	N/A	35,052
Equity compensation plans not approved by security holders	—	N/A	—
Total	1,857,448 (2)	$—	35,052

(1) The equity compensation plan approved by security holders is the 2020 Omnibus Equity Incentive Plan, which allows for an initial allotment of 2,000,000 shares. The aggregate number of shares reserved for awards under the plan (other than Incentive Stock Options) will automatically increase on January 1 of each year, for a period of not more than ten (10) years, commencing on January 1 of the year following the year after the date the plan became effective, in an amount equal to five percent (5%) of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, provided that the Company’s Compensation Committee may determine prior to the first day of the applicable fiscal year to lower the amount of such annual increase.

(2) Represents the maximum number of shares of common stock to be issued upon the vesting of outstanding RSUs.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors (or the Audit Committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets at year end for the last two completed fiscal years, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict-of-interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our Audit Committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates or other persons listed above will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our Audit Committee and a majority of our uninterested “independent” directors, or the members of our Board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our Audit Committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Advances and Promissory Notes

During 2020 and through the date of the closing of the BurgerFi acquisition, the Sponsor advanced to OPES an aggregate of $1,500,000 to fund working capital purposes. Such advances were non-interest bearing and due on demand. On the date of closing of the BurgerFi acquisition, the advances were converted into units, each consisting of one share of Common Stock and one warrant exercisable into one share of Common Stock.

Administrative Service Fee

Prior to the change in management of our predecessor in April 2020, we maintained our executive offices at Park Plaza Torre I, Javier Barros Sierra 540, Of. 103, Col. Santa Fe, 01210 México City, México. The cost for this space was included in the $10,000 per-month fee that an affiliate of Axis Public Ventures charged us for general and administrative services pursuant to a letter agreement between us and our initial sponsor, Axis Capital Management (the "Initial Sponsor"). During the year ended December 31, 2020, we incurred approximately $30,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses at December 31, 2020. Commencing in April 2020, we changed our executive offices to c/o Lionheart Equities, 4218 NE 2nd Avenue, Miami, FL 33137, and the $10,000 per-month administrative fee was payable instead to an affiliate of our Sponsor. That payment accrued, and the accrued amount was paid to such affiliate of our Sponsor upon the consummation of the BurgerFi acquisition.

Contingent Forward Purchase Contract

In connection with the consummation of the BurgerFi acquisition, the Company entered into an Amended and Restated Forward Purchase Contract with each of Lion Point and Lionheart Equities for the purchase of forward purchase units (“Forward Purchase Units”), each Forward Purchase Unit consisting of one share of Common Stock and one warrant exercisable into one share of Common Stock. Lion Point purchased 2,000,000 Forward Purchase Units and Lionheart Equities purchased 1,000,000 Forward Purchase Units under the Amended and Restated Forward Purchase Agreement. In addition, OPES agreed to register a total of 4,829,376 shares of OPES common stock owned by Lion Point as of the consummation of the BurgerFi acquisition, which comprised of (i) 662,500 of Founders’ Shares, (ii) 83,438 shares of OPES common stock underlying the (A) 400,000 units (each consisting of one share of Common Stock and one warrant exercisable into one share of Common Stock purchased by our Initial Sponsor, Lion Point Capital, L.P. and certain of our Initial Stockholders who held Founders’ Shares prior to the IPO and (B) additional 45,000 units sold in connection with the underwriter’s over-allotment option in connection with our IPO (together with A, the “Private Placement Units”) and 83,438 shares of OPES common stock underlying the private warrants, each of which entitles the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share, and (iii) 2,000,000 shares of OPES common stock underlying the Forward Purchase Units and 2,000,000 shares of OPES common stock underlying the warrants that are part of the Forward Purchase Units, which shares have priority registration rights over all other shares of OPES common stock to be registered under the New Registration Rights Agreement (as defined below).

Registration Rights

Pursuant to a registration rights agreement, dated as of March 15, 2018 (the “Original Registration Rights Agreement”), those initial stockholders who held the Founders’ Shares issued and outstanding prior to the IPO, as well as the holders of the Private Placement Units and any units the Initial Sponsor, the initial stockholders, their affiliates, officers, directors or third parties may be issued in payment of working capital loans made to us, were entitled to registration rights.

In connection with the BurgerFi acquisition, all of the parties to the Original Registration Rights Agreement (and those parties who as a result of the transfer of Founders’ Shares became a party to the Original Registration Rights Agreement), along with the Members and all other holders of certain securities (the "Registrable Securities") of the Company (other than the holders of Public Warrants), entered into a new registration rights agreement (the “New Registration Rights Agreement”) covering the registration of Registrable Securities held by such parties. Pursuant to the New Registration Rights Agreement, the Company filed with the SEC a registration statement covering the resale of certain Registrable Securities held by the parties in accordance with SEC guidance and caused the registration statement to be declared effective under the Securities Act, and must use its commercially reasonable efforts to keep such registration statement continuously effective under the Securities Act until all Registrable Securities covered by such registration statement have been sold or may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 under the Securities Act (“Rule 144”), without the requirement that the Company be in compliance with the current public information requirement under Rule 144. Additionally, Lion Point Capital, LLC made a written demand for registration under the Securities Act of all or part of certain securities (the “Lion Point Securities”) held by Lion Point Capital, LLC. The Company is not obligated to effect more than two demand registration statements in respect of the Lion Point Securities. The New Registration Rights Agreement also provides the holders of the Registrable Securities with certain piggy-back registration rights.

In connection with the Anthony's acquisition, on November 3, 2021, we entered into a registration rights and lock-up agreement with Cardboard (the “RRA/Lock-Up”) covering certain securities of the Company (the “New Registrable Securities”) held by Cardboard. Pursuant to the RRA/Lock-Up, the Company will file with the SEC a registration statement covering the resale of the New Registrable Securities in accordance with SEC guidance and will use its commercially reasonable efforts to cause the registration statement to be declared effective under the Securities Act as promptly as practicable after the filing thereof and will use its commercially reasonable efforts to keep such registration statement continuously effective under the Securities Act until all New Registrable Securities covered by such registration statement have been sold or certain other events with respect to the New Registrable Securities have occurred. Additionally, Cardboard is entitled to make, from time to time, a written demand for registration under the Securities Act of all or part of the New Registrable Securities.

The Company is not obligated to effect more than three demand registration statements in respect of the New Registrable Securities. The RRA/Lock-Up also provides the holders of the New Registrable Securities with certain piggy-back registration and underwritten shelf offering rights, and subjects certain New Registrable Securities, except with respect to transfers to certain permitted assignees, to a lock-up until twelve (12) months after the Anthony's Closing, subject to (i) earlier expiration as follows: (A) 30% of such New Registrable Securities may be transferred, if after the Anthony's Closing, the last reported closing price of the Common Stock for any twenty (20) trading days within any consecutive thirty (30) trading day period equals or exceeds $23.00 per share, (B) 30% of such New Registrable Securities may be transferred, if after the Anthony's Closing, the last reported closing price of the Common Stock for any twenty (20) trading days within any consecutive thirty (30) trading day period equals or exceeds $25.00 per share, and (C) 40% of such New Registrable Securities may be transferred, if after the Anthony's Closing, the last reported closing price of the Common Stock for any twenty (20) trading days within any consecutive thirty (30) trading day period equals or exceeds $28.00 per share; and (ii) all applicable holding periods and requirements under the Securities Act, and the rules and regulations thereunder. In addition, such New Registrable Securities are subject to a lock-up for 180 days after the Anthony's Closing.

Other Transactions

We lease building space for our previous BurgerFi corporate office from an entity under common ownership with The John Rosatti Revocable Trust U/A DTD 8/27/2001, a significant stockholder. Rent expense for each of the years ended December 31, 2021 and 2020 was $0.2 million each. The Company intends to terminate this lease agreement in mid-2022. In January 2022, we exercised our right to terminate this North Palm Beach lease effective as of July 2022.

The Company also leases building space for our new combined BurgerFi and Anthony’s corporate office from an entity controlled by Ophir Sternberg, our Executive Chairman. In February 2022, the Company amended the lease agreement to, among other things, extend the term to ten years beginning as of March 1, 2022 add additional square footage in order to combine headquarters following the Anthony's acquisition. Rent expense for each of the years ended December 31, 2021 and 2020 was approximately $4.9 million and $2.7 million, respectively.

We also lease building space for a restaurant located in Virginia from an entity (i) in which Ophir Sternberg, the Executive Chairman of the Board, has an indirect minority ownership interest, and (ii) which is managed by an entity in which Mr. Sternberg has an indirect ownership interest. This lease, entered into on October 21, 2020, is for a ten-year term effective on the earlier to occur of the date the tenant opened for business and 180 days from the date the landlord delivered possession of the premises to the tenant. Rent expense for the years ended December 31, 2021 and 2020 was $46,000 and $0, respectively.

In addition, in April 2021, we entered into an independent contractor agreement with a corporation (the “Consultant”) for which the Chief Operating Officer (the “Consultant Principal”) of Lionheart Capital, LLC, an entity controlled by Ophir Sternberg, the Executive Chairman of the Board, serves as President. Pursuant to the terms of the agreement, the Consultant shall provide certain strategic advisory services to the Company in exchange for total annual cash compensation and expense reimbursements of $0.1 million, payable in 12 equal monthly payments beginning in April 2021. The Consultant also received an additional $29,000 of cash compensation for services provided in April 2021. In addition, in July 2021, the Consultant Principal received an award of 50,000 restricted stock units, which shall vest in five equal annual installments, subject to the Company achieving certain annual revenue targets starting in 2021, and in November 2021, the Consultant Principal received a $250,000 bonus in connection with the Company's Anthony's acquisition. Further, effective January 3, 2022, the Consultant Principal was granted 37,959 unrestricted shares of common stock of the Company.

Director Independence

The Board of Directors has determined that four of the Company’s six members of the Board of Directors, Allison Greenfield, Vivian Lopez-Blanco, Gregory Mann, and Martha Stewart, qualify as “independent directors” within the meaning of the independent director guidelines of Nasdaq and applicable SEC rules.

Item 14. Principal Accountant Fees and Services.

AUDITORS FEES AND SERVICES
BDO USA, LLP

The following table lists the fees for services rendered by BDO USA, LLP ("BDO") for the successor period from December 16, 2020 to December 31, 2020, and to BurgerFi International LLC for the predecessor period January 1, 2020 to December 15, 2020, and the year ended December 31, 2021:

	2021	2020
Audit Fees	$594,900	$433,241
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$594,900	$433,241

Audit Fees

“Audit Fees” relate to fees and expenses billed by BDO for the annual audit, including the audit of our financial statements, review of our quarterly financial statements and for Form S-1 and merger proxy filings related to corporate transactions. Fees for the years ended December 31, 2021 and 2020 include $99,400 and $168,241, respectively, for the audit services and Form S-1 filings performed in connection with the Anthony's acquisition and issuance of merger proxy filings related to the BurgerFi acquisition, respectively.

Audit Related Fees

“Audit Related Fees” consist of fees and expenses for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not “Audit Fees.”

Tax Fees

“Tax Fees” consist of fees and related expenses billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and tax planning and restructuring.

All Other Fees

“All Other Fees” consist of fees and expenses for products and services that are not “Audit Fees,” Audit Related Fees” nor “Tax Fees.”

Marcum, LLP

On December 22, 2020, the audit committee of BurgerFi International, Inc.’s board of directors dismissed Marcum, LLP (“Marcum”), OPES’s independent registered public accounting firm prior to the BurgerFi acquisition, as BurgerFi International, Inc.’s independent registered public accounting firm. The table below represents aggregate fees billed to provide audit services during 2020 in the following categories by Marcum, the Company’s independent registered public accounting firm through December 22, 2020:

2020
Audit Fees	$159,135
Audit Related Fees	—
Tax Fees	—
All Other Fees	—
Total Fees	$159,135

“Audit Fees” relate to fees and expenses billed by Marcum for the annual audit, including the audit of our financial statements, review of our quarterly financial statements and for merger proxy filings related to corporate transactions.

“Audit Related Fees,” “Tax Fees” and “All Other Fees” relate to the same types of fees as described above under the heading, “BDO USA, LLP.”

POLICY FOR APPROVAL OF AUDIT AND PERMITTED NON-AUDIT SERVICES

The Audit Committee has adopted a policy and related procedures requiring its pre-approval of all audit and non-audit services to be rendered by its independent registered public accounting firm. These policies and procedures are intended to ensure that the provision of such services do not impair the independent registered public accounting firm’s independence. These services may include audit services, audit related services, tax services and other services. The policy provides for the approval by the Audit Committee of fees for various types of audit services, audit related services, tax services and the services that are within the scope of such fees are deemed to be pre-approved by the Audit Committee. The independent registered public accounting firm is required to provide to the Audit Committee back up information with respect to the performance of such services.

All services provided by BDO and Marcum during the fiscal years ended December 31, 2021 and December 31, 2020 were approved by the Audit Committee. The Audit Committee has delegated to its Chair the authority to pre-approve services, up to a specified fee limit, to be rendered by the independent registered public accounting firm and requires that the Chair report to the Audit Committee pre-approved decisions made by the Chair at the next scheduled meeting of the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1.The financial statements listed in the "Index to Financial Statements" in Item 8. Financial Statements and Supplementary Data are filed as part of this report.

2.Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.Exhibits included or incorporated herein: See below.

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

2.3
Amended and Restated Stock Purchase Agreement dated November 3, 2021 by and among Hot Air, Inc., Cardboard Box LLC and the Company (Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed by the registrant on November 5, 2021)

3.1*	Amended and Restated Certificate of Incorporation of the Company, effective on December 16, 2020

3.2
Certificate of Designation of Series A Preferred Stock of the Company, dated November 3, 2021 (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8 filed by the Company on November 3, 2021)

3.3	Second Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed by the Company on March 24, 2022)

4.1*	Description of Capital Stock

4.2*	Specimen Common Stock Certificate

4.3*	Specimen Warrant Certificate

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2018)

10.1	Registration Rights Agreement dated December 16, 2020 (Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.2	Amendment to IPO Escrow Agreement dated December 16, 2020 (Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.3	Indemnification Escrow Agreement dated December 16, 2020 (Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.4	Director Voting Agreement dated December 16, 2020 (Incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.5+	2020 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.6	Standstill Letter (Incorporated by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.7
Loan Agreement dated July 13, 2018 between BurgerFi International, LLC and Bank of America, N.A., as amended by the Amendment No. 1 to Loan Agreement dated October 31, 2019 (Incorporated by reference to Exhibit 10.9 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.8	Form of Franchise Agreement (Incorporated by reference to Exhibit 10.10 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.9+	Employment Agreement with Mr. Sternberg (Incorporated by reference to Exhibit 10.11 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.10*	Independent Contractor Agreement between BurgerFi International, Inc. and The Ivy Companies, Inc., dated April 23, 2021

10.11+	Employment Agreement between the Company and Michael Rabinovitch (Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed by the registrant on March 3, 2021)

10.12+
Amended Employment Agreement between Michael Rabinovitch and BurgerFi International, Inc., dated March 4, 2022 (Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed by the registrant on March 10, 2022)

10.13
Escrow Agreement between the Company, Continental Stock Transfer & Trust Company, and the initial stockholders (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2018)

10.14+
Employment Agreement between James Esposito and the Company, dated July 13, 2021 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on July 16, 2021)

10.15+
Restricted Stock Unit Award Agreement between James Esposito and the Company, dated July 13, 2021 (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on July 16, 2021)

10.16+
Benchmark Restricted Stock Unit Award Agreement between James Esposito and the Company, dated July 13, 2021 (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on July 16, 2021)

10.17+
Restricted Stock Unit Award Agreement between Ophir Sternberg and the Company, dated July 13, 2021 (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on July 16, 2021)

10.18+
Benchmark Restricted Stock Unit Award Agreement between Ophir Sternberg and the Company, dated July 13, 2021 (Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on July 16, 2021)

10.19+
Restricted Stock Unit Award Agreement between Michael Rabinovitch and the Company, dated July 13, 2021 (Incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed by the registrant on July 16, 2021)

10.20+
Amended Restricted Stock Unit Award Agreement between Michael Rabinovitch and BurgerFi International, Inc., dated March 4, 2022 (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on March 10, 2022)

10.21+
Amended and Restated Restricted Stock Unit Award Agreement between Michael Rabinovitch and BurgerFi International Inc., dated January 3, 2022 (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on January 6, 2022)

10.22+
Form of Independent Director Restricted Stock Unit Award Agreement with the Company (Incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed by the registrant on July 16, 2021)

10.23+
Separation Agreement dated September 28, 2021 by and between the Company and Ross Goldstein (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on October 4, 2021)

10.24+*	Separation and General Release Agreement dated December 29, 2021 by and between the Company and Julio Ramirez

10.25+
Form of Amendment to the Non-Qualified Stock Option Agreement pursuant to the Hot Air, Inc. Amended and Restated 2016 Stock Option Plan (Incorporated by reference to Exhibit 4.6 to the Company’s registration statement on Form S-8 filed by the Company on November 3, 2021)

10.26+
Form of Amendment to the Non-Qualified Stock Option Agreement pursuant to the Hot Air, Inc. Amended and Restated 2016 Stock Option Plan (Incorporated by reference to Exhibit 4.6 to the Company’s registration statement on Form S-8 filed by the Company on November 3, 2021)

10.27
Share Escrow Agreement, dated November 3, 2021, by and among the Company, Cardboard Box LLC and the Escrow Agent (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on November 5, 2021)

10.28
Registration Rights and Lock-Up Agreement, dated November 3, 2021, by and between Cardboard Box LLC and the Company (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on November 5, 2021)

10.29
Restrictive Covenants Agreement, dated November 3, 2021, by and among Catterton Partners VII, L.P., Catterton Partners VII Offshore, L.P. and Catterton Partners VII Special Purposes, L.P., on the one hand, and the Company, on the other hand (Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on November 5, 2021)

10.30
Voting Agreement, dated November 3, 2021, by and among the Company, Cardboard Box LLC, Ophir Sternberg and Lionheart Equities, LLC (Incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on November 5, 2021)

10.31
Tenth Amendment to Credit Agreement and Joinder, dated November 3, 2021, by and among the Company, the Company’s subsidiaries, Plastic Tripod, Inc., the subsidiary guarantors party thereto, Regions Bank, as administrative agent for the lenders, collateral agent for the lenders, a lender, swingline lender and issuance bank, Cadence Bank, as a lender, Webster Bank, National Association, as a lender, Synovus Bank, as a lender, CP7 Warming Back, LP as a lender and the other lenders party from time to time thereto (Incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on November 5, 2021)

10.32*
Eleventh Amendment to Credit Agreement, dated November 23, 2021, by and among the Company, the Company’s subsidiaries, Plastic Tripod, Inc., the subsidiary guarantors party thereto, Regions Bank, as administrative agent for the lenders, collateral agent for the lenders, a lender, swingline lender and issuance bank, Cadence Bank, as a lender, Webster Bank, National Association, as a lender, Synovus Bank, as a lender, CP7 Warming Back, LP as a lender and the other lenders party from time to time thereto

10.33
Twelfth Amendment to Credit Agreement, dated March 9, 2022, by and among the Company, the Company’s subsidiaries, Plastic Tripod, Inc., the subsidiary guarantors party thereto, Regions Bank, as administrative agent for the lenders, collateral agent for the lenders, a lender, swingline lender and issuance bank, Cadence Bank, as a lender, Webster Bank, National Association, as a lender, Synovus Bank, as a lender, CP7 Warming Back, LP as a lender and the other lenders party from time to time thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on March 10, 2022)

10.34+
Amended and Restated Employment Agreement, dated November 4, 2021, by and between ACFP Management, Inc., the Company and Ian Baines (Incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed by the registrant on November 5, 2021)

10.35+
Amendment to the Non-Qualified Stock Option Agreement pursuant to the Hot Air, Inc. Amended and Restated 2016 Stock Option Plan, dated November 3, 2021, by and between the Company and Ian Baines (Incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed by the registrant on November 5, 2021)

10.36+	Hot Air, Inc. 2016 Amended and Restated 2016 Option Plan (Incorporated by reference to Exhibit 4.4 to the Company’s registration statement on Form S-8 filed by the Company on November 3, 2021)

21.1*	Subsidiaries of Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on form 10-K for the year ended December 31, 2021 has been formatted in Inline XBRL.
___________________________
*    Filed herewith.
**    Furnished.
+    Indicates a management contract or a compensatory plan or agreement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 23 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2022

BurgerFi International, Inc.

By:	/s/ Ian Baines
Ian Baines
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Ian Baines Ian Baines	Chief Executive Officer (Principal Executive Officer)	April 14, 2022

/s/ Michael Rabinovitch Michael Rabinovitch	Chief Financial Officer (Principal Accounting and Financial Officer)	April 14, 2022

/s/ Ophir Sternberg Ophir Sternberg	Executive Chairman of the Board of Directors	April 14, 2022

/s/ Martha Stewart Martha Stewart	Director	April 14, 2022

/s/ Vivian Lopez-Blanco Vivian Lopez-Blanco	Director	April 14, 2022

/s/ Gregory Mann Gregory Mann	Director	April 14, 2022

/s/ Allison Greenfield Allison Greenfield	Director	April 14, 2022

/s/ Andrew Taub Andrew Taub	Director	April 14, 2022