Form 10-Q
period 2022-03-31
BurgerFi International, Inc.
filed 2022-05-16
CIK 1723580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-38417
__________________________________________________
BurgerFi International, Inc.
(Exact name of Registrant as specified in its Charter)
____________________________________________________

Delaware	82-2418815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Cypress Creek Rd., Suite 220 Fort Lauderdale, FL	33309
(Address of principal executive offices)	(Zip Code)
(561) 844-5528
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of May 12, 2022 was 22,235,703.

i

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this Quarterly Report on Form 10-Q, including without limitation, the following sections: Part 1, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 and this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption "Risk Factors" in Item 1A of such reports and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
ii

Part I. Financial Information
BurgerFi International Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except for per share data)	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$13,323	$14,889
Accounts receivable, net	1,407	1,689
Inventory	1,436	1,387
Asset held for sale	732	732
Other current assets	1,932	2,526
TOTAL CURRENT ASSETS	18,830	21,223
PROPERTY & EQUIPMENT, net	27,949	29,035
OPERATING RIGHT-OF-USE ASSET, net	55,918	—
GOODWILL	98,218	98,000
INTANGIBLE ASSETS, net	166,601	168,723
OTHER ASSETS	751	738
TOTAL ASSETS	$368,267	$317,719
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade and other	$7,859	$7,841
Accrued expenses	6,894	5,302
Short-term operating lease liability	9,562	—
Other current liabilities	7,391	7,856
Short-term borrowings, including finance leases	3,471	3,331
TOTAL CURRENT LIABILITIES	35,177	24,330
NON-CURRENT LIABILITIES
Long-term borrowings, including finance leases	56,496	56,797
Redeemable preferred stock, $0.0001 par value, 10,000,000 shares authorized, 2,120,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, $53 million principal redemption value	48,470	47,525
Long-term operating lease liability	46,834	—
Related party note	8,852	8,724
Warrant liability	3,240	2,706
Other non-current liabilities	1,849	3,009
Deferred income taxes	1,243	1,353
TOTAL LIABILITIES	202,161	144,444
COMMITMENTS AND CONTINGENCIES - Note 6
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 100,000,000 shares authorized, 22,042,583 and 21,303,500 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	303,383	296,992
Accumulated deficit	(137,279)	(123,719)
TOTAL STOCKHOLDERS' EQUITY	166,106	173,275
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$368,267	$317,719

See accompanying notes to condensed consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except for per share data)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
REVENUE
Restaurant sales	$42,359	$8,396
Royalty and other fees	2,103	2,023
Royalty - brand development and co-op	471	511
TOTAL REVENUE	44,933	10,930
Restaurant level operating expenses:
Food, beverage and paper costs	12,301	2,422
Labor and related expenses	12,582	2,201
Other operating expenses	7,860	1,737
Occupancy and related expenses	3,834	773
General and administrative expenses	6,029	2,976
Depreciation and amortization expense	4,444	2,108
Share-based compensation expense	7,376	522
Brand development and co-op advertising expense	553	722
Store closure costs	514	—
Pre-opening costs	474	126
TOTAL OPERATING EXPENSES	55,967	13,587
OPERATING LOSS	(11,034)	(2,657)
Interest expense	(2,071)	(8)
Loss on change in value of warrant liability	(534)	(4,946)
Other (loss) income	(33)	114
Loss before income taxes	(13,672)	(7,497)
Income tax benefit (expense)	112	(713)
Net Loss	(13,560)	(8,210)

Weighted average common shares outstanding:
Basic and diluted	21,962,165	17,814,336

Net loss per common share:
Basic and diluted	$(0.62)	$(0.46)

See accompanying notes to condensed consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
(in thousands, except for share data)	Shares	Amount
Balance at December 31, 2020	17,541,838	$2	$261,298	$(2,225)	$259,075
Share-based compensation	—	—	447	—	447
Shares issued for shares-based compensation	5,000	—	75	—	75
Exchange of UPO units	283,669	—	—	—	—
Net loss	—	—	—	(8,210)	(8,210)
Balance, March 31, 2021	17,830,507	$2	$261,820	$(10,435)	$251,387

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
(in thousands, except for share data)	Shares	Amount
Balance at December 31, 2021	21,303,500	$2	$296,992	$(123,719)	$173,275
Share-based compensation	—	—	3,566	—	3,566
Shares issued for share-based compensation	727,162	—	3,810	—	3,810
Shares issued in acquisition of Anthony's	123,131	—	—	—	—
Shares withheld for taxes	(111,210)	—	(985)	—	(985)
Net loss	—	—	—	(13,560)	(13,560)
Balance, March 31, 2022	22,042,583	$2	$303,383	$(137,279)	$166,106

See accompanying notes to condensed consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net loss	$(13,560)	$(8,210)
Adjustments to reconcile net loss to net cash provided by operating activities
Provision for bad debts	32	38
Depreciation and amortization	4,444	2,108
Gain on extinguishment of debt	—	(114)
Deferred income taxes	(112)	713
Share-based compensation	7,376	522
Forfeited franchise deposits	(77)	(40)
Loss on change in value of warrant liability	534	4,946
Loss on disposal of property and equipment and intangibles	312	—
Non-cash lease cost	478	—
Other non-cash interest	1,090	—
Changes in operating assets and liabilities
Accounts receivable	209	(15)
Inventory	(48)	36
Other assets	580	119
Accounts payable - trade	(63)	1,008
Accrued expenses and other current liabilities	1,566	(261)
Deferred franchise fees	68	45
Other long-term liabilities	(968)	131
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,861	1,026
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(693)	(1,564)
Trademark cost	—	(22)
Advances to related companies	—	(23)
NET CASH USED IN INVESTING ACTIVITIES	(693)	(1,609)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on borrowings	(1,713)	(3,022)
Repayments of finance leases	(36)	—
Tax payments for restricted stock upon vesting	(985)	—
NET CASH USED IN FINANCING ACTIVITIES	(2,734)	(3,022)
NET DECREASE IN CASH	(1,566)	(3,605)
CASH, beginning of period	14,889	40,383
CASH, end of period	$13,323	$36,778

Supplemental cash flow disclosures:
Cash paid for interest	728
ROU assets obtained in the exchange for lease liabilities:
Finance leases	855
Operating leases	421

See accompanying notes to condensed consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

1.Organization and Summary of Significant Accounting Policies

Organization

BurgerFi International, Inc. and its wholly owned subsidiaries (“BurgerFi,” or the “Company,” also “we,” “us,” and “our”), is a multi-brand restaurant company that develops, markets and acquires fast-casual and premium-casual dining restaurant concepts around the world, including corporate-owned stores and franchises located in the United States, Puerto Rico and Saudi Arabia. On November 3, 2021, the Company acquired (the "Anthony's acquisition") 100% of the outstanding shares of Hot Air, Inc. ("Hot Air"). Hot Air, through its subsidiaries, owns the business of operating upscale casual dining restaurants in the specialty pizza and wings segment under the name "Anthony's Coal Fired Pizza & Wings" ("Anthony's").

As of March 31, 2022, the Company has 185 franchised and corporate-owned restaurants of the two following brands:

BurgerFi. BurgerFi is a fast-casual “better burger” concept with 124 franchised and corporate-owned restaurants as of March 31, 2022, offering burgers, hot dogs, crispy chicken, frozen custard, hand-cut fries, shakes, beer, wine and more.

Anthony’s. Anthony’s is a pizza and wing brand that operates 61 corporate-owned casual restaurant locations, as of March 31, 2022. The concept is centered around a coal fired oven, and its menu offers “well-done” pizza, coal fired chicken wings, homemade meatballs, and a variety of handcrafted sandwiches and salads.

Basis of presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying consolidated balance sheet as of December 31, 2021 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

The Company operates on a calendar year-end. Anthony's uses a 52-week or 53-week fiscal year-end and its fiscal year ends on the Monday closest to December 31. Differences arising from the different fiscal year-ends were not deemed material for the period ended March 31, 2022 and the year ended December 31, 2021.

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
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
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

Corporate-owned stores and Franchised stores

BurgerFi has prepared its Franchise Disclosure Document as required by the United States Federal Trade Commission and has registered or will register in those states where required in order to legally sell its franchises. It is currently BurgerFi’s plan to offer franchises for sale in those states where demographics of the population represent a demand for the services. BurgerFi grants franchises to independent operators who in turn pay an initial franchise fee, royalties and brand development fund fees, and other fees as stated in the franchise agreement. Store activity for the period ended March 31, 2022 and the year ended December 31, 2021 are as follows:

	March 31, 2022			December 31, 2021
	Corporate-owned	Franchised	Total	Corporate-owned	Franchised	Total
Total BurgerFi and Anthony's	88	97	185	86	93	179

BurgerFi stores, beginning of the period	25	93	118	17	102	119
BurgerFi stores opened	3	3	6	10	6	16
BurgerFi stores transferred/sold	(1)	1	—	(1)	1	—
BurgerFi stores closed	—	—	—	(1)	(16)	(17)
BurgerFi total stores, end of the period	27	97	124	25	93	118

Anthony's stores, beginning of period / acquired	61	—	61	61	—	61
Anthony's total stores, end of the period	61	—	61	61	—	61

End of quarter and end of year store totals included 1 international store at March 31, 2022 and December 31, 2021.

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company has considered the effect of (1) warrants outstanding to purchase 15,063,800 shares of common stock and (2) 75,000 shares of common stock and warrants to purchase 75,000 shares of common stock in the unit purchase option, (3) 1,943,675 shares of restricted stock unit grants in the calculation of income per share, and (4) the impact of any dividends associated with our redeemable preferred stock.

Reconciliation of Net Loss per Common Share

Basic and diluted net loss per common share is calculated as follows:

(in thousands, except for per share data)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net loss attributable to common shareholders	$(13,560)	$(8,210)
Weighted-average shares outstanding, basic and diluted	21,962,165	17,814,336
Basic and diluted net loss per common share	$(0.62)	$(0.46)

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
For the three months ended March 31, 2022, there were no dilutive warrants. Excluded from the weighted-average shares outstanding for the three months ended March 31, 2021 are share equivalents of 3,004,030 and Unit Purchase Option ("UPO") units of 37,687, respectively, as the effect of these on the computation of net loss per share would have been anti-dilutive.

New Accounting Standards Adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months and disclose certain information about the leasing arrangements. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company elected the package of practical expedients permitted under the new guidance, which includes allowing the Company to continue utilizing historical classification of leases. The Company adopted the requirements of the new standard as of the first day of fiscal year 2022 using the modified retrospective approach without restating comparative periods.

New Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08 Business Combinations ("Topic 805") to provide guidance that requires entities to recognize contract assets and contract liabilities in a business combination. As a public company, this standard will be effective for our fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and will be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the standard is permitted. The Company is currently evaluating the impact of the adoption of the new standard on the consolidated financial statements.

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

2.    Property & Equipment

Property and equipment consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Leasehold improvements	$19,546	$19,900
Kitchen equipment and other equipment	8,551	7,810
Computers and office equipment	1,351	1,425
Furniture and fixtures	2,611	2,340
Vehicles	88	88
Financing equipment lease assets	803	—
	32,950	31,563
Less: Accumulated depreciation and amortization	(5,001)	(2,528)
Property and equipment – net	$27,949	$29,035

Depreciation expense for the three months ended March 31, 2022 and 2021 was $2.3 million and $0.3 million, respectively.

3.    Intangible Assets

The following is a summary of the components of intangible assets and the related amortization expense:

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	March 31, 2022			December 31, 2021
(in thousands)	Amount	Accumulated Amortization	Net Carrying Value	Amount	Accumulated Amortization	Net Carrying Value
Franchise agreements	$24,839	$4,583	$20,256	$24,839	$3,696	$21,143
Trade names / trademarks	143,750	4,418	139,332	143,750	3,220	140,530
Liquor license	6,678	—	6,678	6,678	—	6,678
License agreement	1,177	960	217	1,176	925	251
VegeFi product	135	17	118	135	14	121
	$176,579	$9,978	$166,601	$176,578	$7,855	$168,723

Liquor license is considered to have an indefinite life, and in addition to the Company's definite-lived intangible assets, is reviewed for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Intangible asset amortization expense for the three months ended March 31, 2022 and 2021 was $2.1 million and $1.8 million, respectively. The estimated aggregate amortization expense for intangible assets over the next five years ending December 31 and thereafter is as follows:

(in thousands)
Remainder of 2022	$6,368
2023	8,467
2024	8,353
2025	8,353
2026	8,353
Thereafter	120,029
Total	$159,923

4.    Acquisitions

On November 3, 2021, the Company acquired 100% of the outstanding common shares and voting interests of Hot Air.

The allocation of the excess purchase price was based upon preliminary estimates and assumptions and is subject to revision when the Company receives final information. Accordingly, the measurement period for such purchase price allocations will end when the information, or the facts and circumstances, become available, but will not exceed twelve months from the date of acquisition.

For the three months ended March 31, 2021, unaudited proforma revenue and net loss was $28.7 million and $3.4 million, respectively.

The following table represents changes to goodwill from the initial purchase price allocation as of December 31, 2021:

(in thousands)
Goodwill as of December 31, 2021	$80,495
Adjustments	218
Goodwill as of March 31, 2022	$80,713

Adjustments to goodwill since December 31, 2021 were made to reflect the facts and circumstances in existence as of the date of closing of the Anthony's acquisition (the "Anthony's Closing Date") and include updates to estimates of provisional amounts recorded for certain accruals and receivables as of the Anthony's Closing Date. The accounting for the Anthony's

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
acquisition is considered provisional because certain aspects of the purchase price allocation including the valuation of certain acquired tax assets and accruals have not been finalized.

5.    Related Party Transactions

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

There were no amounts due from or due to related companies as of March 31, 2022 and December 31, 2021.

For the three months ended March 31, 2022 and 2021, the Company received royalty revenue from franchisees related to a significant stockholder totaling approximately $0.1 million and $0.1 million, respectively.

The Company leases building space for its corporate office from an entity under common ownership with a significant stockholder. This lease had a 36-month term, effective January 1, 2020. For each of the three months ended March 31, 2022 and 2021, rent expense was approximately $0.1 million. In January 2022, we exercised our right to terminate this lease effective as of July 2022. Pursuant to an amended lease we entered into in February 2022, we also lease approximately 16,500 square feet (expanding to approximately 18,500 square feet in July 2022) in Fort Lauderdale, Florida, for a term expiring in 2032, with an option to renew. This building space for our new combined BurgerFi and Anthony’s corporate office is leased from an entity controlled by the Company's Executive Chairman of the Board.

The Company also leases building space for a restaurant located in Virginia from an entity (i) in which the Company's Executive Chairman of the Board has an indirect minority ownership interest, and (ii) which is managed by an entity in which the Company's Executive Chairman of the Board has an indirect ownership interest. This lease, entered into on October 21, 2020, is for a ten-year term effective on the earlier to occur of the date the tenant opened for business and 180 days from the date the landlord delivered possession of the premises to the tenant. Rent expense for the three months ended March 31, 2022 and 2021 was $8,000 and $0, respectively.

In April 2021, the Company entered into an independent contractor agreement with a corporation (the “Consultant”) for which the Chief Operating Officer (the "Consultant Principal") of Lionheart Capital, LLC, an entity controlled by the Company’s Executive Chairman of the Board, serves as President. Pursuant to the terms of the agreement, the Consultant shall provide certain strategic advisory services to the Company in exchange for total annual cash compensation and expense reimbursements of $0.1 million, payable in twelve (12) equal monthly payments beginning in April 2021. Further, effective January 3, 2022, the Consultant Principal was granted 37,959 unrestricted shares of common stock of the Company, and the Company recorded share based compensation of approximately $0.2 million during the three months ended March 31, 2022 for this award.

6.    Commitments and Contingencies

Leases

The Company has entered into various leases. For the three months ended March 31, 2022 and 2021, rent expense was approximately $3.8 million, and $0.8 million, respectively. These lease agreements expire on various dates through 2033 and have renewal options. Refer to Note 13 Leases.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
Sale Commitment

In February 2020, the Company entered into an asset purchase agreement with an unrelated third party for the sale of substantially all of the assets used in connection with the operation of BF Dania Beach, LLC for an aggregate purchase price of $1.3 million. During January to April 2020, the Company received three cash deposits totaling $0.9 million in connection with this transaction. The closing of this transaction has been delayed due to additional negotiation that has been on-going. In the event the transaction is terminated, the Company will keep operating the restaurant, and return the $0.9 million to the unrelated third-party purchaser. Assets used in the operations of BF Dania Beach, LLC totaling $0.7 million have been classified as held for sale in the consolidated balance sheets as of March 31, 2022 and December 31, 2021.

Contingencies

Eric Gilbert v. BurgerFi International, Inc., Ophir Sternberg, et al. (Court of Chancery of the State of Delaware, Case No. 2022-0185- , filed on February 25, 2022). Mr. Gilbert filed a class action lawsuit against BurgerFi International, Inc. and each of the members of the Board of Directors alleging that the Company’s Amended and Restated Bylaws improperly contains a provision restricting written consents by the stockholders. Mr. Gilbert sought an amendment to the bylaws, as well as attorney’ fees and costs. On March 23, 2022, BurgerFi made conforming amendments to its bylaws to remove the provision restricting written consents by the stockholders. On March 24, 2022, Mr. Gilbert filed and the Court entered an order voluntarily dismissing the action as moot and retaining jurisdiction to determine Mr. Gilbert’s application for award of attorney’s fees and expenses. At this stage, it is difficult to provide an evaluation of the likelihood of an unfavorable outcome or a reasonable estimate of the amount or range of potential loss. Based on the information known to date, the Company’s potential liability appears to be reasonably possible, but the amount or range of potential loss cannot be reasonably estimated; any losses, however, may be material to the Company's financial position and results of operations.

BurgerFi International, LLC v Shree at Philly Downtown, LLC, et. al. (U.S. District Court for the Southern District of Florida, Case No. 15-81544-CIV, filed November 10, 2015). BurgerFi filed this suit against Shree at Philly Downtown LLC, a franchisee and its principals (collectively, “Shree”). BurgerFi seeks declaratory judgments and damages in an amount to be proven at trial for various breaches of the applicable franchise agreements resulting from Shree’s closure of the New Brunswick, New Jersey restaurant, its failure to open the Secaucus, New Jersey restaurant, and its operational defaults at the Philadelphia, Pennsylvania restaurant. In April 2016, Shree filed a counterclaim, asserting that it had no responsibility for its losses, and instead, alleged that we have engaged in breach of contract, fraud, misrepresentation, conversion in connection with the operation of the restaurant, and various other allegations, seeking damages of over $5 million. We denied any wrongdoing. On December 30, 2016, the court stayed the case pending the resolution of the bankruptcy filings made by some of the defendants. No further action has occurred since 2016, and management does not expect any further action by Shree regarding this matter.

Corey Winograd v BurgerFi International, LLC (Fifteenth Judicial Circuit Court of Palm Beach County, Florida, Case No. 502019-CA015256, filed December 1, 2019). Corey Winograd, the former chief executive officer of the Company, filed this suit against BurgerFi for certain alleged breaches of an employment agreement, claiming damages in excess of $15 million. BurgerFi filed a motion to dismiss the complaint on February 13, 2020. On May 20, 2020, the motion to dismiss was heard, which was granted in part and denied in part. The portion of the complaint not dismissed was answered by BurgerFi with affirmative defenses raised on July 7, 2020. Mr. Winograd served various discovery requests (including notices of non-party subpoenas) on July 9, 2020 as well as a motion to strike BurgerFi’s affirmative defenses on July 16, 2020. BurgerFi filed objections to the non-party subpoenas on July 20, 2020. On September 11, 2020, BurgerFi filed a motion to dismiss and certain claims were dismissed by the court. Mr. Winograd filed an amended complaint on August 31, 2021, which BurgerFi answered on September 30, 2021. In December 2021, Mr. Winograd filed a motion for summary judgment, which the Court denied on February 8, 2022. During March and April of 2022, Mr. Winograd deposed several witnesses. The matter is currently set for trial during the latter part of 2022. We believe that all claims are meritless, and we plan to vigorously defend these allegations. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the case described above, therefore, no contingent liability has been recorded as of March 31, 2022; any losses, however, may be material to the Company's financial position and results of operations.

Second 82nd SM, LLC v. BF NY 82, LLC, BurgerFi International, LLC and BurgerFi International, Inc. (Supreme Court of the State of New York County of New York, index No. 654907/2021, filed August 11, 2021). A lawsuit was filed by Second

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
82nd SM, LLC (“Landlord”) against BF NY 82, LLC (“Tenant”) whereby Landlord brought a seven-count lawsuit for, among other things, breach of the lease agreement and underlying guaranty of the lease. The amount of damages Landlord is seeking is over $0.5 million, which constitutes back rent, late charges, real estate taxes, illuminated sign charges and water/sewer charges. On November 3, 2021, the Company filed a Motion to Dismiss the Complaint. On November 17, 2021, the Tenant filed an Answer to Landlord’s Complaint and a cross claim against the Company, which the Company answered on December 7, 2021. On December 22, 2021, the Company filed its Response in Opposition to Landlord’s Motion for Summary Judgment and Memo in further Support of its Motion to Dismiss. The parties continue to discuss a settlement, including turning over possession of the premises to the Landlord. The Company is unable to predict the ultimate outcome of this matter, however, losses may be material to the Company’s financial position and results of operations.

Lion Point Capital Allegation. Beginning March 9, 2021 through March 11, 2022, the Company received letters from counsel to Lion Point Capital, LLC, a stockholder of the Company ("Lion Point"), alleging that the Company failed to timely register Lion Point’s shares in violation of the registration rights agreement to which Lion Point is a party, which allegedly resulted in losses in excess of $26 million. The Company responded to each claim denying that any breach had occurred or that Lion Point incurred any damages caused by the delay in the filing of the registration statement registering Lion Point's shares. We believe that all claims are meritless, and we plan to vigorously defend these allegations. While no further action has occurred, management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the cases described above, therefore, no contingent liability has been recorded as of March 31, 2022; any losses, however, may be material to the Company's financial position and results of operations.

John Rosatti, as Trustee of the John Rosatti Revocable Trust U/A/D 08/27/2001 (the "JR Trust") v. BurgerFi International, Inc. (Circuit Court for the Eleventh Judicial Circuit, Florida, File No. 146578749). On March 28, 2022, the JR Trust filed a suit against BurgerFi alleging that the JR Trust suffered losses in excess of $750,000 relating to BurgerFi’s alleged failure to timely file a registration statement. The Company believes this case is without merit and intends to defend the case vigorously. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the case, therefore, no contingent liability has been recorded as of March 31, 2022; any losses, however, may be material to the Company's financial position and results of operations.

Burger Guys of Dania Pointe, et. al. v. BFI, LLC (Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, Case No. 50-2021-CA -006501-XXXX-MB, filed May 21, 2021). In response to a demand letter issued by BurgerFi to Gino Gargiulo, a former franchisee, demanding that Mr. Gargiulo pay the balance owed under an asset purchase agreement wherein BurgerFi sold the Dania Beach, Florida BurgerFi location to Mr. Gargiulo, Mr. Gargiulo filed suit against BurgerFi claiming, in addition to other matters, that no further monies are owed under the asset purchase agreement and alleges that BurgerFi is responsible for one of Gargiulo’s failed franchises in Sunny Isles, Florida, losses he has allegedly sustained at his Dania Beach location, as well as reimbursement of expenses in connection with his marketing company. Mr. Gargiulo seeks damages in excess of $2 million in the aggregate. The parties attended mediation on January 20, 2022, but it ended in an impasse. Mr. Gargiulo amended his complaint in April 2022, which, among other matters, amended the defendant parties. We believe that all claims are meritless, and we plan to vigorously defend these allegations. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the cases described above, therefore, no contingent liability has been recorded as of March 31, 2022; any losses, however, may be material to the Company's financial position and results of operations.

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

In February 2020, a former employee filed a charge of discrimination with the EEOC alleging age discrimination. In June 2021, the claimant filed a demand for arbitration. The parties agreed to mediate the matter before commencing the arbitration proceedings but were unable to resolve the case. A final hearing is scheduled to take place in May 2022.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
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

7.    Redeemable Preferred Stock

During the three months ended March 31, 2022, the Company recorded non-cash interest expense on the redeemable preferred stock in the amount of $0.9 million which represents the accretion of the preferred stock to its estimated redemption value.

8.    Debt

(in thousands)	March 31, 2022	December 31, 2021
Term loan	$56,948	$57,761
Related party note	10,000	10,000
Revolving line of credit	2,500	2,500
Notes payable	687	706
Other notes payable, no recourse to the general credit of the Company	168	168
Finance lease liability	819	—
Total Debt	$71,122	$71,135
Less: Unamortized debt discount to related party note	(1,148)	(1,276)
Less: Unamortized debt issuance costs	(1,155)	(1,007)
Total Debt, net	68,819	68,852
Less: Short-term borrowings, including finance leases	(3,471)	(3,331)
Total Long-term borrowings, including finance leases and related party note	$65,348	$65,521

Credit Agreement

The Company has a credit agreement with a syndicate of commercial banks that provides up to $71.8 million in financing (“Credit Agreement”). The Credit Agreement, which terminates on June 15, 2024, provides the Company with lender financing structured as a $57.8 million term loan, a $4 million revolving loan, and a $10 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) provided by a related party and a significant stockholder. The terms of the Credit Agreement require the Company to repay the principal of the term loan in quarterly installments with the balance due at the maturity date.

The loan and revolving line of credit are secured by substantially all of the Company’s assets and incurs cash interest on outstanding amounts at 4.75% per annum through June 15, 2023 and 6.75% from June 16, 2023 through maturity. Pursuant to the terms of an amendment to the Credit Agreement effective as of March 9, 2022, certain of the covenants of the Credit Agreement were amended, and the Company, together with the other borrower and the guarantors party to the Credit Agreement, agreed to pay incremental deferred interest of 2% per annum, in the event that the Credit Agreement is not

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
repaid on or prior to June 15, 2023; provided, however, that if no event of default has occurred and is continuing then (1) no incremental deferred interest will be due if all of the obligations under the Credit Agreement have been paid on or prior to December 31, 2022, and (2) only 50% of the incremental deferred interest will be owed if all of the obligations under the Credit Agreement have been paid from and after January 1, 2023 and on or prior to March 31, 2023. For the three months ended March 31, 2022, the Company recorded $0.2 million as amortization of the debt discount which is included within interest expense in the accompanying consolidated statements of operations.

Interest expense for the three months ended March 31, 2022 and 2021 was $2.1 million and $8,000, respectively. Included within interest expense for the three months ended March 31, 2022 is amortization of debt issuance costs in the amount of $0.2 million and the amortization of related party note debt discount in the amount of $0.1 million. Additionally, included within interest expense for the three months ended March 31, 2022 is non-cash interest expense on the redeemable preferred stock in the amount of $0.9 million. Interest expense for the three months ended March 31, 2021 represents interest on notes payable.

9.    Income Taxes

The Company is subject to federal and state income taxes in the United States. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter, unless a reliable estimate of ordinary income or the related tax expense or benefit cannot be made. In each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter. For the three months ended March 31, 2022, the Company concluded that it was in a cumulative loss and maintained the valuation allowance.

For the three months ended March 31, 2022 and 2021, the Company's effective income tax rate was 0.8% and 9.5%, respectively, differing from the U.S. corporate statutory federal income tax rate of 21%, and the difference is primarily the result of the valuation allowance applied to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized.

As of March 31, 2022 the Company had unrecognized tax benefits of $0.7 million. The tax returns for years 2018-2022 may be selected for examination by taxing authorities.

10.    Stockholders' Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 22,042,583 shares and 21,303,500 shares of common stock outstanding, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

As of March 31, 2022 and December 31, 2021, there were 2,120,000 shares of preferred stock outstanding. See Note 7 Redeemable Preferred Stock.

Warrants and Options

As of March 31, 2022, the Company had the following warrants and options outstanding: 15,063,800 warrants outstanding, each exercisable for one share of common stock at an exercise price of $11.50 including 11,468,800 in Public Warrants, 3,000,000 in Private Placement Warrants, 445,000 in Private Warrants and 150,000 in Working Capital Warrants, 75,000 Unit Purchase Option “UPO” units that are exercisable for one share of common stock at an exercise price of $10.00 and warrants exercisable for one share of common stock at an exercise price of $11.50. The Public Warrants expire in December 2025.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
Warrant Liability

The Company has certain warrants which include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging, with changes in fair value included in the condensed consolidated statements of operations.

The liability classified warrants were priced using a Dynamic Black Scholes model. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price, risk free interest rate and volatility assumptions. The warrant liability was $3.2 million and $2.7 million at March 31, 2022 and December 31, 2021, respectively. The loss on change in value of warrant liability for the three months ended March 31, 2022 and 2021 was $0.5 million, and $4.9 million, respectively, and is recognized in the accompanying condensed consolidated statement of operations.

The following is an analysis of changes in the warrant liability for the three months ended March 31, 2022:

(in thousands)	Level 3 (Black Scholes)
Liability at December 31, 2021	$2,706
Loss during the three months ended March 31, 2022	534
Liability at March 31, 2022	$3,240

The fair value of the warrants are determined using the publicly-traded price of our common stock on the valuation dates of $4.17 on March 31, 2022 and $5.67 on December 31, 2021.

Share-Based Compensation

The Company has the ability to grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance compensation awards to current or prospective employees, directors, officers, consultants or advisors under the Company’s 2020 Omnibus Equity Incentive Plan (the “Plan”).

On January 3, 2022, the Company filed a Registration Statement with the SEC to register 1,065,175 additional shares of common stock, $0.0001 par value per share, of the Company under the Plan, pursuant to the “evergreen” provision of the Plan providing for an automatic increase in the number of shares reserved for issuance under the Plan.

As of March 31, 2022 and December 31, 2021, there were approximately 410,000 and 35,000 shares of common stock available for future grants under the Plan, respectively.

Restricted Stock Unit Awards

The following table summarizes activity of restricted stock units during the three months ended March 31, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	1,783,698	$14.18
Granted	377,847	3.34
Vested	(83,750)	13.30
Forfeited	(142,120)	9.04
Non-vested at March 31, 2022	1,935,675	$13.07

Share-based compensation recognized during three months ended March 31, 2022 was approximately $7.4 million, inclusive of restricted stock unit grants of $3.6 million and stock grants of $3.8 million. Share-based compensation recognized for financial reporting purposes during the three months ended March 31, 2021 was $0.5 million, comprised of

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
restricted stock unit grants. As of March 31, 2022, there was approximately $16.6 million of total unrecognized compensation cost related to unvested restricted stock units or performance-based restricted stock unit awards to be recognized over a weighted average period of 2.96 years.

The unrecognized portion of share-based compensation for unvested market condition restricted stock units (included in above) is approximately $1.3 million over 1.5 years. As detailed below, the fair value of the market condition restricted stock units was determined using a Monte Carlo simulation model.

Performance-Based Restricted Stock Unit Awards

The Company grants performance-based awards (restricted stock units) to certain officers and key employees. The vesting of these awards is contingent upon meeting one or more defined operational or financial goals (a performance condition) or common stock share prices (a market condition) or employment conditions.

The fair values of the performance condition awards granted were determined using the fair market value of the Company’s common stock on the date of grant. Share-based compensation expense recorded for performance condition awards is reevaluated at each reporting period based on the probability of the achievement of the goal. Certain goals were achieved and probable as of March 31, 2022. Accordingly, the Company recognized share-based compensation expense of approximately $2.9 million in relation to these awards during the three months ended March 31, 2022.

The fair value of market condition awards granted were estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and is applied to the trading price of our common stock on the date of grant. During the three months ended March 31, 2022, the Company modified the terms related to certain service, performance, and market condition awards that the Compensation Committee previously approved. As a result of this modification, the Company recorded additional share-based compensation of $0.4 million during the three months ended March 31, 2022 for these modifications.

The input variables are noted in the table below:

	2022	2021
Risk-free interest rate	0.4% to 1.2%	1.0%
Expected life in years	0.6 to 3.2	3.0
Expected volatility	65.9%	65.9%
Expected dividend yield *	—%	—%
* The Monte Carlo method assumes a reinvestment of dividends.

Share-based compensation expense is recorded ratably for market condition awards during the requisite service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met. During the three months ended March 31, 2022 and 2021, $0.4 million and $0.2 million, respectively, was recognized ratably as share-based compensation expense for the market condition awards.

Service-Based Restricted Stock Unit Awards

The Company grants service-based awards (restricted stock units) to certain officers and key employees. The vesting of these awards is contingent upon meeting the requisite service period. The fair value of restricted stock unit awards is determined using the publicly-traded price of our common stock on the grant date. During the three months ended March 31, 2022 and 2021, $0.5 million and $0.2 million, respectively, was recognized ratably as share-based compensation expense for the service condition awards.

The following table summarizes activity of the restricted stock units during the three months ended March 31, 2022:

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	Performance Condition		Service Condition		Market Condition
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	1,251,698	$15.15	252,000	$15.79	280,000	$8.42
Granted	132,000	5.41	115,847	6.26	130,000	1.84
Vested	(8,750)	10.66	(60,000)	15.78	(15,000)	4.96
Forfeited	(97,120)	14.32	—	—	(45,000)	3.34
Non-vested at March 31, 2022	1,277,828	$14.23	307,847	$14.27	350,000	$7.75

11.    Fair Value Measurements

Fair values of financial instruments are estimated using public market prices, quotes from financial institutions, and other available information. The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.

The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

	Items Measured at Fair Value at March 31, 2022
(in thousands)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Redeemable preferred stock	$—	$48,470	$—
Related party note	—	8,852	—
Warrant liability	—	—	3,240
Total	$—	$57,322	$3,240

	Items Measured at Fair Value at December 31, 2021
(in thousands)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Redeemable preferred stock	$—	$47,525	$—
Related party note	—	8,724	—
Warrant liability	—	—	2,706
Total	$—	$56,249	$2,706

The fair value of the preferred stock was determined using a discounted cash flow methodology. The expected future redemption payment was forecasted based on the contractual PIK (payment in kind) interest and estimated redemption date of December 31, 2024.

The fair value of the related party note is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.

The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2 in the fair value hierarchy, is determined based on third-party market appraisals. The fair value of our warrant liability is measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy. The fair value of the private placement warrants, private warrants, and working capital warrants was determined using the publicly-traded price of our common

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
stock on the valuation dates of $4.17 on March 31, 2022 and $5.67 on December 31, 2021 and was estimated using a Dynamic Black-Scholes model. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price, risk free interest rate and volatility assumptions. The calculated warrant price for private warrants was $0.90 and $0.75 on March 31, 2022 and December 31, 2021, respectively.

The input variables for the Black-Scholes are noted in the table below:

	2022	2021
Risk-free interest rate	2.41%	1.11%
Expected life in years	3.72	4
Expected volatility	62.1%	41.8%
Expected dividend yield	—%	—%

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

12.    Segment Information

Prior to the Anthony's acquisition in November 2021, the Company had one operating and reportable segment. As such, segment information is presented for the three months ended March 31, 2022, but not prior periods as all information in prior periods relates to the BurgerFi brand. Following the Anthony's acquisition, the Company has two operating and reportable segments; BurgerFi, and Anthony's.

The following tables present revenue, capital expenditures, depreciation and amortization, pre-opening costs, interest expense, and net loss by segment:

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

(in thousands)	Three Months Ended March 31, 2022
Revenue:
BurgerFi	$12,396
Anthony's	32,537
Total	$44,933

Capital expenditures:
BurgerFi	$368
Anthony's	325
Total	$693

Depreciation and amortization:
BurgerFi	$2,507
Anthony's	1,937
Total	$4,444

Pre-opening costs:
BurgerFi	$474
Anthony's	—
Total	$474

Interest expense:
BurgerFi	$965
Anthony's	1,106
Total	$2,071

Net loss:
BurgerFi	$(12,960)
Anthony's	(600)
Total	$(13,560)

Total assets by segment are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Total assets:
BurgerFi	$173,834	$161,675
Anthony's	194,433	156,044
Total	$368,267	$317,719

13.    Leases

On January 1, 2022, we adopted ASU 2016-02. Results for reporting periods beginning on or after January 1, 2022 are presented under Accounting Standards Codification Topic 842 ("ASC 842"). Prior period amounts were not revised and continue to be reported in accordance with ASC Topic 840, the accounting standard then in effect.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
Upon transition, on January 1, 2022, we recorded the following increases (decreases) to the respective line items on the Condensed Consolidated Balance Sheet:

(in thousands)	Adjustment as of January 1, 2022
Prepaid expenses	$(773)
Operating right-of-use asset, net	57,385
Finance right-of-use asset, net	855
Deferred rent	(900)
Short-term operating lease liability	9,457
Short-term finance lease liability	143
Long-term operating lease liability	49,149
Long-term finance lease liability	712

The Company currently leases all of its corporate-owned restaurants, corporate offices, and certain equipment. The Company evaluates contracts entered into to determine whether the contract involves the use of property or equipment and evaluates whether it controls the use of the asset, which is determined by assessing whether all economic benefits from the use of the asset is obtained, and whether the Company has the right to direct the use of the asset. Once the Company has identified a lease, the lease is accounted for under the requirements of ASC 842.

Upon the possession of a leased asset, the Company determines its classification as an operating or finance lease. The Company's real estate leases are classified as operating leases, and the Company's equipment leases are classified as finance leases. Generally, the real estate leases have initial terms ranging from 10 years to 15 years and typically include two five-year renewal options. Renewal options are generally not recognized as part of the right-of-use assets and lease liabilities as it is not reasonably certain at commencement date that the Company would exercise the options to extend the lease. The real estate leases typically provide for fixed minimum rent payments or variable rent payments based on a percentage of monthly sales or annual changes to the Consumer Price Index. Fixed minimum rent payments are recognized on a straight-line basis over the lease term from the date the Company takes possession of the leased property. Lease expense incurred before a corporate-owned store opens is recorded in pre-opening costs in the Condensed Consolidated Statements of Operations. Once a corporate-owned store opens, the straight-line lease expense is recorded in occupancy and related expenses in the Condensed Consolidated Statements of Operations. Many of the leases also require the Company to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in occupancy and related expenses in the Condensed Consolidated Statements of Operations.

A summary of finance and operating lease right-of-use assets and liabilities as of March 31, 2022 is as follows:

(in thousands)	Classification	March 31, 2022
Operating leases	Operating right-of-use asset, net	$55,918
Finance leases	Property & equipment, net	803
Total right-of-use assets		$56,721

Operating leases:
	Short-term operating lease liability	$9,562
	Long-term operating lease liability	46,834
Finance leases:
	Short-term borrowings, including finance leases	139
	Long-term borrowings, including finance leases	680
Total lease liabilities		$57,215

The components of lease expense for the three months ended March 31, 2022 is as follows:

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

(in thousands)	Classification	March 31, 2022
Operating lease cost	Occupancy and related expenses Pre-opening costs	$3,251
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	52
Interest on lease liabilities	Interest expense	12
Less: Sublease income	Occupancy and related expenses	(47)
Total lease cost		$3,268

The maturity of the Company's operating and finance lease liabilities as of March 31, 2022 is as follows:

(in thousands)	Operating Leases	Finance Leases
04/01/2022 - 12/31/2022	$9,632	$141
01/01/2023 - 12/31/2023	12,609	160
01/01/2024 - 12/31/2024	10,879	144
01/01/2025 - 12/31/2025	9,375	130
01/01/2026 - 12/31/2026	7,560	120
Thereafter	22,247	295
Total undiscounted lease payments	72,302	990
Less: present value adjustment	15,972	171
Total net lease liabilities	$56,330	$819

As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates. A summary of lease terms and discount rates for finance and operating leases is as follows:

Three Months Ended
March 31, 2022
Weighted-average remaining lease term
Operating leases	6.6 years
Finance leases	6.6 years
Weighted-average discount rate
Operating leases	6.0%
Finance leases	6.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”). Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report on Form 10-Q titled “Forward-Looking and Cautionary Statements” and “Item 1A. Risk Factors,” and in Part I. “Item 1A. Risk Factors” in the 2021 Form 10-K.

Overview

BurgerFi International, Inc. and its wholly owned subsidiaries (“BurgerFi” or the “Company,” also “we,” “us,” and “our”) is a leading multi-brand restaurant company that develops, markets and acquires fast-casual and premium-casual dining restaurant concepts around the world, including corporate-owned stores and franchises. On November 3, 2021, the Company acquired (the “Anthony’s acquisition”) 100% of the outstanding shares of Hot Air, Inc. ("Hot Air"). Hot Air, through its subsidiaries, owns the business of operating upscale casual dining restaurants in the specialty pizza and wings segment under the name "Anthony's Coal Fired Pizza & Wings" ("Anthony's"). The results of operations, financial position and cash flows of Anthony's is included in our consolidated financial statements as of the closing date of the acquisition. As of March 31, 2022, we were the owner and franchisor of the two following brands:

BurgerFi. BurgerFi is a fast-casual “better burger” concept, renowned for delivering an exceptional, all-natural premium “better burger” experience in a refined, contemporary environment. BurgerFi’s chef-driven menu offerings and eco-friendly restaurant design drive our brand communication. It offers a classic American menu of premium burgers, hot dogs, crispy chicken, frozen custard, hand-cut fries, shakes, beer, wine and more. Originally founded in 2011 in Lauderdale-by-the-Sea, Florida, the purpose was simple – “RedeFining” the way the world eats burgers by providing an upscale burger offering, at a fast-casual price point. BurgerFi is committed to an uncompromising and rewarding dining experience that promises fresh food of transparent quality. Since its inception, BurgerFi has grown to 124 BurgerFi locations, and as of March 31, 2022, was comprised of 27 corporate-owned restaurants and 97 franchised restaurants in 2 countries and 22 states, as well as Puerto Rico.

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

Anthony’s. Anthony’s is a premium pizza and wing brand operating 61 corporate-owned casual restaurant locations, as of March 31, 2022. Anthony’s prides itself on serving fresh, never frozen, high-quality ingredients. The concept is centered around a 900-degree coal fired oven, and its menu offers “well-done” pizza, coal fired chicken wings, homemade meatballs, and a variety of handcrafted sandwiches and salads. The restaurants also feature a deep wine and craft beer selection to round out the menu. The pizzas are prepared using a unique coal fired oven to quickly seal in natural flavors while creating a lightly charred crust. Anthony’s provides a differentiated offering among its casual dining peers driven by its coal fired oven, which enables the use of fresh, high-quality ingredients with quicker ticket times.

Since its inception in 2002, the Anthony’s brand has grown to 61 corporate-owned locations, as of March 31, 2022, primarily along the East coast and has restaurants in eight states, including Florida (28), Pennsylvania (12), New Jersey (8), New York (5), Massachusetts (4), Delaware (2), Maryland (1), and Rhode Island (1).

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

Segments

We have two operating and reportable segments: (1) BurgerFi and (2) Anthony’s. Our business generates revenue from the following sources: (i) restaurant sales, (ii) royalty and other fees, consisting primarily of royalties based on a percentage of sales reported by franchised restaurants and paid by franchisees, and franchise fees, consisting primarily of licensing fees paid by franchisees, and (iii) royalty - brand development and co-op, consisting of royalties collected for advertising and related costs.

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

We did not experience any material supply chain disruptions as a result of COVID-19 during the three months ended March 31, 2022 or 2021; however, there can be no assurance that we will not experience supply chain challenges in the future.

We have implemented price increases in an effort to mitigate the inflationary effects of food and labor costs; however, we cannot predict the long-term impact of these negative economic conditions on our restaurant profitability. Although we have experienced some recovery since the initial impact of COVID-19 and are able to meet our obligations as they become due with our cash flow from operations, the long-term impact of COVID-19 on the economy and on our business remains uncertain, the duration and scope of which cannot currently be predicted. We may take additional mitigation actions in the future such as raising additional financing, reducing capital spending, raising prices, or modifying our operating strategies. Some of these measures may have an adverse impact on our business.

Key Metrics

The following key metrics are important indicators of the overall direction of our business, including trends in sales and the effectiveness of our marketing, operating, and growth initiatives for the BurgerFi brand:

(in thousands, except for percentage data)	Three Months Ended March 31, 2022
Systemwide Restaurant Sales	$40,472
Systemwide Restaurant Sales Growth	2%
Systemwide Restaurant Same Store Sales Growth	(5)%
Corporate-Owned Restaurant Sales	$9,441
Corporate-Owned Restaurant Sales Growth	20%
Corporate-Owned Restaurant Same Store Sales Growth	(8)%
Franchise Restaurant Sales	$30,985
Franchise Restaurant Sales Growth	4%
Franchise Restaurant Same Store Sales Growth	(5)%
Digital Channel % of Systemwide Sales	36%

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

Corporate-Owned Restaurant Sales

Corporate-owned restaurant sales represent the sales generated only by corporate-owned restaurants that are open at the end of the period. Corporate-owned restaurant sales growth refers to the percentage change in sales at all corporate-owned restaurants in one period from the same period in the prior year. Corporate-owned restaurant same store sales growth refers to the percentage change in sales at all corporate-owned restaurants once the restaurant has been in operation after 14 months. These measures highlight the performance of existing corporate-owned restaurants.

Franchise Restaurant Sales

Franchise restaurant sales represent the sales generated only by franchisee-owned restaurants that are open at the end of the period. Franchise restaurant sales growth refers to the percentage change in sales at all franchised restaurants in one period from the same period in the prior year. Franchise restaurant same store sales growth refers to the percentage change in sales at all franchised restaurants once the restaurant has been in operation after 14 months. These measures highlight the performance of existing franchised restaurants.

Same Store Sales

We use the measure of same store sales to evaluate the performance of our store base, which excludes the impact of new stores and closed stores, in both periods under comparison. We include a restaurant in the calculation of same store sales once it has been in operation after 14 months. A restaurant that is temporarily closed (including as a result of the COVID-19 pandemic), is included in the same store sales computation. A restaurant that is closed permanently, such as upon termination of the lease, or other permanent closure, is immediately removed from the same store sales computation. Our calculation of same store sales may not be comparable to others in the industry.

Digital Channel % of Systemwide Sales

We use the measure of digital channel percentage of systemwide sales to evaluate the performance of our investments made in our digital platform and partnerships with third party delivery partners. We believe our digital platform capabilities are a vital element to continuing to serve our customers and will continue to be a differentiator for the Company as compared to some of our competitors. Digital channel as percentages of systemwide sales are indicative of the sales placed through our digital platforms and the percentage of those digital sales when compared to total sales at all our franchised and corporate-owned restaurants.

By providing these key metrics, we believe we are enhancing investors’ understanding of our business as well as assisting investors in evaluating how well we are executing our strategic initiatives.

Results of Operations

The tables below present our results of operations as reported in our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

(in thousands, except for per share data)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
REVENUE
Restaurant sales	$42,359	$8,396
Royalty and other fees	2,103	2,023
Royalty - brand development and co-op	471	511
TOTAL REVENUE	44,933	10,930
Restaurant level operating expenses:
Food, beverage and paper costs	12,301	2,422
Labor and related expenses	12,582	2,201
Other operating expenses	7,860	1,737
Occupancy and related expenses	3,834	773
General and administrative expenses	6,029	2,976
Depreciation and amortization expense	4,444	2,108
Share-based compensation expense	7,376	522
Brand development and co-op advertising expense	553	722
Store closure costs	514	—
Pre-opening costs	474	126
TOTAL OPERATING EXPENSES	55,967	13,587
OPERATING LOSS	(11,034)	(2,657)
Interest expense	(2,071)	(8)
Loss on change in value of warrant liability	(534)	(4,946)
Other (loss) income	(33)	114
Loss before income taxes	(13,672)	(7,497)
Income tax benefit (expense)	112	(713)
Net Loss	$(13,560)	$(8,210)

Sales

The following table presents our corporate-owned restaurant sales by segment:

(in thousands)	Three Months Ended March 31, 2022
BurgerFi
Restaurant sales	$9,822
Royalty and other fees	2,103
Royalty - brand development and co-op	471
Total BurgerFi	$12,396
Anthony's
Restaurant sales	$32,537
Total Anthony's	$32,537
Total Consolidated	$44,933

Comparison of the three months ended March 31, 2022 and March 31, 2021

Restaurant Sales

For the three months ended March 31, 2022, the Company’s restaurant sales increased by approximately $34.0 million or 405% as compared to the three months March 31, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $32.5 million, or 96% of the increase in restaurant sales. The remaining increase of $1.4 million resulted from the operation of eight, net, new BurgerFi corporate-owned restaurants during the three months ended March 31, 2022 as compared to that of the three months ended March 31, 2021, offset by a decline in BurgerFi same store sales of 8%.

Restaurant Level Operating Expenses

Restaurant level operating expenses are as follows:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(in thousands, except for percentage data)	In dollars	As a % of restaurant sales	In dollars	As a % of restaurant sales
Consolidated:
Restaurant Sales	$42,359	100%	$8,396	100%
Restaurant level operating expenses:
Food, beverage and paper costs	12,301	29.0%	2,422	28.8%
Labor and related expenses	12,582	29.7%	2,201	26.2%
Other operating expenses	7,860	18.6%	1,737	20.7%
Occupancy and related expenses	3,834	9.1%	773	9.2%
Total	$36,577	86.4%	$7,133	85.0%

BurgerFi:
Restaurant Sales	$9,822	100%	$8,396	100%
Restaurant level operating expenses:
Food, beverage and paper costs	$3,030	30.8%	$2,422	28.8%
Labor and related expenses	2,749	28.0%	2,201	26.2%
Other operating expenses	1,943	19.8%	1,737	20.7%
Occupancy and related expenses	961	9.8%	773	9.2%
Total	$8,683	88.4%	$7,133	85.0%

Anthony's:
Restaurant Sales	$32,537	100%
Restaurant level operating expenses:
Food, beverage and paper costs	$9,271	28.5%
Labor and related expenses	9,833	30.2%
Other operating expenses	5,917	18.2%
Occupancy and related expenses	2,873	8.8%
Total	$27,894	85.7%

Total restaurant level operating expenses as a percentage of restaurant sales was 86.4% for the three months ended March 31, 2022 as compared to 85.0% for the three months ended March 31, 2021, an increase of 140 basis points. This 140 basis points increase is primarily attributable to increased labor costs experienced in our stores as compared to that of the prior period as a result of staffing challenges from COVID-19, as well as employee salary increases.

Food, Beverage and Paper Costs

Food, beverage, and paper costs for the three months ended March 31, 2022 increased approximately $9.9 million, or 408% as compared to the three months ended March 31, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $9.3 million, or 94% of the increase. The remaining increase of $0.6 million resulted from the operation of eight, net, new BurgerFi corporate-owned restaurants during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. As a percentage of restaurant sales, food, beverage and paper costs were 29.0% for the three months March 31, 2022 as compared to 28.8% for the three months ended March 31, 2021.

Labor and Related Expenses

Labor and related expenses for the three months ended March 31, 2022 increased by approximately $10.4 million, or 472% as compared to the three months ended March 31, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $9.8 million, or 95% of the increase. The remaining increase of $0.5 million resulted from the operation of eight, net, new BurgerFi corporate-owned restaurants during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. As a percentage of corporate restaurant sales, labor and related expenses were 29.7% for the three months ended March 31, 2022 as compared to 26.2% for the three months ended March 31, 2021. This 350 basis points increase is due to increased labor costs experienced in our restaurants as compared to that of the prior period stemming from staffing challenges resulting from COVID-19, as well as employee wage increases.

Other Operating Expenses

Other operating expenses for the three months ended March 31, 2022 increased by approximately $6.1 million, or 353% as compared to the three months ended March 31, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $5.9 million, or 97% of the increase. The remaining increase of $0.2 million resulted from the operation of eight, net, new BurgerFi corporate-owned restaurants during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. As a percentage of corporate restaurant sales, other operating expenses were 18.6% for the three months ended March 31, 2022 as compared to 20.7% for the three months ended March 31, 2021. This 210 basis points decrease primarily relates to sales increases during the three months ended March 31, 2022, creating leverage on certain store operating costs that are not variable with sales and more efficient management of our third-party delivery providers.

Occupancy and Related Expenses

Occupancy and related expenses for the three months ended March 31, 2022 increased by approximately $3.1 million, or 396% as compared to the three months ended March 31, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $2.9 million, or 94% of the increase. The remaining increase of $0.2 million resulted from the operation of eight, net, new BurgerFi corporate-owned restaurants during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. As a percentage of corporate restaurant sales, occupancy and related expenses were 9.1% for the three months ended March 31, 2022 as compared to 9.2% for the three months ended March 31, 2021.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022 increased by approximately $3.1 million, or 103% as compared to the three months ended March 31, 2021. This increase partially related to the acquisition of Anthony's, which contributed approximately $2.2 million, or 72% of the increase. The remaining increase of $0.9 million was primarily driven by higher insurance, legal, professional and other corporate expenses of $1.0 million, and labor and related costs of $0.3 million, offset by a decrease in merger and acquisition-related expenses of $0.4 million, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This decrease primarily related to merger and acquisition-related expenses associated with the BurgerFi International, LLC acquisition on December 16, 2020. The increases in legal, professional, insurance, and other corporate expenses as well as labor and related costs, were mainly a result of investments made to support the increased development and growth of the Company.

Pre-opening Costs

Pre-opening costs were $0.5 million for the three months ended March 31, 2022 as compared to $0.1 million during the three months ended March 31, 2021 primarily as a result of opening three new corporate-owned stores during the three months ended March 31, 2022 as compared to two stores during the three months ended March 31, 2021. Pre-opening costs include all expenses incurred by a restaurant prior to the restaurant's opening for business. These pre-opening costs include costs to relocate and reimburse restaurant management staff members, costs to recruit and train hourly restaurant staff members, wages, travel, and lodging costs for our training team and other support staff members, as well as rent expense. Pre-opening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific pre-opening costs incurred for each restaurant.

Share-Based Compensation Expense

Stock compensation expense was $7.4 million for the three months ended March 31, 2022 as compared to $0.5 million for the three months ended March 31, 2021 primarily as a result of restricted stock unit and stock awards under the Company’s 2020 Omnibus Equity Incentive Plan made in the first quarter of 2022.

Depreciation and Amortization Expense

Depreciation and amortization expense was $4.4 million for the three months ended March 31, 2022 as compared to $2.1 million for the three months ended March 31, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $1.9 million, or 83% of the increase. The remaining increase of $0.4 million resulted from the operation of eight, net, new BurgerFi corporate-owned restaurants.

Brand Development and Co-op Advertising Expense

Brand development and co-op advertising expense decreased by approximately $0.2 million, or 23% as compared to the three months ended March 31, 2021. This decrease is primarily related to timing of programs spending.

Interest Expense

Interest expense was approximately $2.1 million during the three months ended March 31, 2022 as compared to $8,000 during the three months ended March 31, 2021. This increase is primarily due to non-cash interest expense incurred of $0.9 million in relation to the accretion in value of preferred stock as well as an increase in interest expense resulting from the debt acquired in the Anthony's acquisition.

Loss on Change in Value of Warrant Liability

The Company recorded a non-cash loss of approximately $0.5 million during the three months ended March 31, 2022 related to change in the fair value of the warrant liability. The loss is primarily attributable to an increase in the trading price of our publicly traded warrants.

Income Tax Benefit (Expense)

For the three months ended March 31, 2022, the Company recorded income tax benefit of $0.1 million, primarily as a result of a valuation allowance on the Company’s deferred tax assets. This resulted in an effective tax rate of approximately 0.8%. For the three months ended March 31, 2021, the Company recorded income tax expense of $0.7 million as a result of a valuation allowance on the Company's deferred tax assets.

Net Loss

Net loss was approximately $13.6 million and $8.2 million, for the three months ended March 31, 2022 and 2021, respectively. This change is primarily the result of operating income delivered from restaurant operations, offset by higher depreciation, amortization of intangibles, share-based compensation, interest expense resulting from the acquisition-related debt and to a lesser extent, the annualization of certain investments made related to becoming a public company.

Non-U.S. GAAP Financial Measures

As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”).

We define Adjusted EBITDA as net loss before the loss on change in value of warrant liability, interest expense (which includes the change in value of preferred stock), income tax (benefit) expense, depreciation and amortization, share-based compensation expense, pre-opening costs, store closure costs (income), gain on extinguishment of debt, legal settlements, and merger, acquisition, and integration costs.

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

We believe that this non-U.S. GAAP financial measure provides meaningful information and helps investors understand our financial results and assess our prospects for future performance. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare this financial measure with other companies’ non-U.S. GAAP financial measures having the same or similar names. This financial measures should not be considered in isolation from, as a substitute for, or an alternative measure of, reported net loss, and should be viewed in conjunction with the most comparable U.S. GAAP financial measure and the provided reconciliation thereto. We believe this non-U.S. GAAP financial measure, when viewed together with our U.S. GAAP results and the related reconciliation, provides a more complete understanding of our business. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss on a consolidated basis and by segment:

	Consolidated
(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net Loss	$(13,560)	$(8,210)
Loss on change in value of warrant liability	534	4,946
Interest expense	2,071	8
Income tax (benefit) expense	(112)	713
Depreciation and amortization expense	4,444	2,108
Share-based compensation expense	7,376	522
Pre-opening costs	474	126
Store closure costs	514	—
Gain on extinguishment of debt	—	(114)
Legal settlements	125	200
Merger, acquisition, and integration costs	412	429
Adjusted EBITDA	$2,278	$728

	BurgerFi	Anthony's
(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2022
Net Loss	$(12,960)	$(600)
Loss on change in value of warrant liability	534	—
Interest expense	965	1,106
Income tax (benefit) expense	(110)	(2)
Depreciation and amortization expense	2,507	1,937
Share-based compensation expense	7,376	—
Pre-opening costs	474	—
Store closure costs (income)	534	(20)
Gain on extinguishment of debt	—	—
Legal settlements	125	—
Merger, acquisition, and integration costs	346	66
Adjusted EBITDA	$(209)	$2,487

Liquidity, Capital Resources, and COVID-19

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand. As of March 31, 2022, we maintained a cash balance of approximately $13 million.

Our primary requirements for liquidity are to fund our working capital needs, operating and finance lease obligations, capital expenditures and general corporate needs. Our requirements for working capital are generally not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our ongoing capital expenditures are principally related to opening new restaurants, remodels and maintenance, as well as investments in our digital and corporate infrastructure. We estimate our capital expenditures will be approximately $3 million to $4 million for the year ending December 31, 2022.

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

We are currently able to pay our obligations as they become due for at least the next 12 months and for the foreseeable future, with our cash flow generated from operations and our cash on hand balance of $13 million. Should federal, state or municipal government authorities impose mandatory restrictions in excess of what they currently are, we believe that our current cash balance will allow us the liquidity to meet our commitments as they become due.

The following table presents the summary cash flow information for the periods indicated:

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net cash (used in) provided by:
Operating activities	$1,861	$1,026
Investing activities	(693)	(1,609)
Financing activities	(2,734)	(3,022)
Net decrease in cash	$(1,566)	$(3,605)

Cash Flows Provided By Operating Activities

During the three months ended March 31, 2022, cash flows provided by operating activities were approximately $1.9 million. The cash flows used in operating activities resulted from a net loss of $13.6 million, which was primarily related to depreciation and amortization of $4.4 million, share-based compensation of $7.4 million, non-cash interest of $1.1 million, and loss on change in value of warrant liability of $0.5 million. Additionally, changes in operating assets and liabilities resulted in a net asset decrease of approximately $1.3 million, which was mainly due to a net increase in accrued expenses and other current liabilities and a decrease in other assets, offset by a decrease in other long-term liabilities.

Cash Flows Used in Investing Activities

During the three months ended March 31, 2022, cash flows used in investing activities were approximately $0.7 million, which related to the purchase of property and equipment.

Cash Flows Used in Financing Activities

During the three months ended March 31, 2022, cash flows used in financing activities were approximately $2.7 million, which was primarily related to payments on borrowings of approximately $1.7 million.

Credit Agreement

The Company has a credit agreement with a syndicate of commercial banks providing up to $71.8 million in financing ("Credit Agreement"). The Credit Agreement, which terminates on June 15, 2024, provides the Company with lender financing structured as a $57.8 million term loan, a $4 million revolving loan, and a $10 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) provided by a related party and a significant stockholder. Pursuant to the terms of an amendment to the Credit Agreement effective as of March 9, 2022, certain of the covenants were amended, such that the Company, together with the other borrowers and the guarantors party to the Credit Agreement, agreed to pay incremental deferred interest of 2% per annum, in the event that the Credit Agreement is not repaid on or prior to June 15, 2023; provided, however, that if no event of default has occurred and is continuing then (1) no incremental deferred interest will be due if all of the obligations under the Credit Agreement have been paid on or prior to December 31, 2022, and (2) only 50% of the incremental deferred interest will be owed if all of the obligations under the Credit Agreement have been paid from and after January 1, 2023 and on or prior to March 31, 2023.

Redeemable Preferred Stock

As of March 31, 2022, the Company has 2,120,000 shares of redeemable preferred stock designated as Series A Junior Preferred Stock (the “Series A Junior Preferred Stock”) outstanding. The Series A Junior Preferred Stock is redeemable on November 3, 2027 and accrues dividends at 7.00% per annum compounded quarterly from June 15, 2024 with such rate increasing by an additional 0.35% per quarter commencing with the three month period ending September 30, 2024; provided, however, that in the event that the Credit Agreement is refinanced or repaid in full prior to June 15, 2024 and the Series A Junior Preferred Stock is not redeemed in full on such refinance or repayment date, from and after such date, the Series A Preferred Stock shall accrue dividends at 5.00% per annum, compounded quarterly, until June 15, 2024.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Except as described in Note 1, “Basis of Presentation,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the 2021 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered on this Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures continued to not be effective as of March 31, 2022, as a result of the material weakness described below.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

In the 2021 Form 10-K, filed with the SEC on April 14, 2022, management concluded that our internal control over financial reporting was not effective as of December 31, 2021. In the evaluation, management identified a material weakness to the design and implementation of controls over the accounting for income taxes. Specifically, management did not maintain controls over the Company’s assessment of its ability to realize historical deferred tax assets on its acquired businesses in accordance with Section 382 of the Internal Revenue Code and the Company’s tax provision controls were not designed to detect certain errors and omissions in calculating the impact of certain transactions on the income tax provision during the period.

Remediation Plan for Previously Identified Material Weaknesses in Internal Control

Our remediation plan includes, but is not limited to, improving our existing tax controls relating to business combinations to include additional analysis of changes in ownership that could lead to limitations on our ability to realize deferred tax assets and to reflect the related impact in our consolidated financial statements with the appropriate level of precision. This will include an assessment of the sources of income necessary to result in the realization or impairment of those assets. The analysis will also verify that the positive evidence being relied upon is allowed to be considered under the authoritative accounting guidance contained within ASC 740 related to the recognition and measurement of deferred tax assets. In addition, the Company will perform a comprehensive Section 382 analysis. The Company will also allocate additional accounting resources to prepare and review the income tax provision.

We will continue to assess our internal control over financial reporting and our disclosure controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify. The actions we have taken and will continue to take are subject to continued review, supported by confirmation and testing by management as well as audit committee oversight. While we have a plan to remediate the identified material weakness, we cannot assure you that we will be able to remediate this material weakness, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. Moreover, a failure to remediate this material weakness identified above or the identification of additional material weaknesses could adversely affect our external financial reporting, and with that, confidence in our public disclosures, our stock price, and our ability to maintain compliance with listing requirements of The Nasdaq Stock Market LLC.

Notwithstanding the foregoing, having given full consideration to the material weakness described above, we have concluded that the financial statements and other financial information included in this quarterly report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, there has been no change in our internal control over financial reporting during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 1.    LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings disclosed in the 2021 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

On March 21, 2022, our board of directors established that our 2022 Annual Meeting of Stockholders (the “2022 Annual Meeting”) will be held on July 7, 2022. The record date for the determination of stockholders of the Company entitled to receive notice of and to vote at the 2022 Annual Meeting is the close of business on May 9, 2022. Because the date of the 2022 Annual Meeting differs by more than thirty days from the anniversary date of the 2021 Annual Meeting of Stockholders (the “2021 Annual Meeting”), which was held on August 30, 2021, the deadlines for any stockholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and for any stockholder nomination or proposal outside of Rule 14a-8, as listed in the Company’s definitive proxy statement on Schedule 14A for the 2021 Annual Meeting, as filed with the SEC on July 21, 2021, are no longer applicable. Pursuant to the Company’s Second Amended and Restated Bylaws (the “Bylaws”) and Rule 14a-5(f) of the Exchange Act, the Company is hereby providing notice of the revised deadlines for such proposals. To be timely, notice of any stockholder proposal to be considered at the 2022 Annual Meeting of Stockholders, including nominations of persons for election to our Board and other business, must be received no later than the close of business on May 26, 2022. In addition, the deadline for any stockholder proposal to be eligible for inclusion in our proxy statement and proxy related to that meeting pursuant to Rule 14a-8 of the Exchange Act is a reasonable time before the Company begins to print and send its proxy materials. Because the date of the 2022 Annual Meeting is being advanced by more than 30 days from the anniversary date of the 2021 Annual Meeting, the Company believes that the original deadline of March 23, 2022, which is 120 days prior to the first anniversary of the mailing date of the proxy statement for the 2021 Annual Meeting, remains a reasonable time before it expects to begin to print and send proxy materials for the 2022 Annual Meeting. Therefore, any stockholder proposals intended to be submitted pursuant to Rule 14a-8 in connection with the 2022 Annual Meeting must have been received by the Company on or before the original deadline in order to be considered for inclusion in the Company’s 2022 proxy statement.

Item 6.    Exhibits

The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit Index

Exhibit No.	Description

10.1+
Unrestricted Stock Award Agreement between Ophir Sternberg and BurgerFi International Inc., dated January 3, 2022 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 6, 2022).

10.2+
Unrestricted Stock Award Agreement between Michael Rabinovitch and BurgerFi International Inc., dated January 3, 2022 (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on January 6, 2022).

10.3+
Amended and Restated Restricted Stock Unit Award Agreement between Michael Rabinovitch and BurgerFi International Inc., dated January 3, 2022 (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on January 6, 2022).

10.4+*	Form of Independent Director Unrestricted Stock Award Agreement, dated December 21, 2021.

10.5
Twelfth Amendment to Credit Agreement, dated March 9, 2022, by and among the Company, the Company’s subsidiaries, Plastic Tripod, Inc., the subsidiary guarantors party thereto, Regions Bank, as administrative agent for the lenders, collateral agent for the lenders, a lender, swingline lender and issuance bank, Cadence Bank, as a lender, Webster Bank, National Association, as a lender, Synovus Bank, as a lender, CP7 Warming Bank, LP as a lender and the other lenders party from time to time thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on March 10, 2022).

10.6+
Amended Employment Agreement between Michael Rabinovitch and BurgerFi International, Inc., dated March 4, 2022 (Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed by the registrant on March 10, 2022).

10.7+
Amended Restricted Stock Unit Award Agreement between Michael Rabinovitch and BurgerFi International, Inc., dated March 4, 2022 (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on March 10, 2022).

10.8+*	Employment Agreement by and between BurgerFi International, Inc. and Stefan K. Schnopp, dated January 3, 2022.

10.9+*	Employment Agreement by and between BurgerFi International, Inc. and Ronald Biskin, dated January 3, 2022.

10.10+*	Benchmark Restricted Stock Unit Award Agreement by and between BurgerFi International, Inc. and Stefan K. Schnopp, dated January 3, 2022.

10.11+*	Restricted Stock Unit Award Agreement by and between BurgerFi International, Inc. and Stefan K. Schnopp, dated January 3, 2022.

10.12+*	Restricted Stock Unit Award Agreement by and between BurgerFi International, Inc. and Stefan K. Schnopp, dated January 3, 2022.

10.13+*	Benchmark Restricted Stock Unit Award Agreement by and between BurgerFi International, Inc. and Ronald Biskin, dated January 3, 2022.

10.14+*	Restricted Stock Unit Award Agreement by and between BurgerFi International, Inc. and Ronald Biskin, dated January 3, 2022.

10.15+*	Restricted Stock Unit Award Agreement by and between BurgerFi International, Inc. and Ronald Biskin, dated January 3, 2022.

10.16+*	Amended and Restated Restricted Stock Unit Award Agreement by and between BurgerFi International, Inc. and Karl Goodhew, dated January 3, 2022.

10.17+*	Amended and Restated Restricted Stock Unit Award Agreement by and between BurgerFi International, Inc. and Paul Griffin, dated January 3, 2022.

10.18+*	Unrestricted Stock Award Agreement by and between BurgerFi International, Inc. and Karl Goodhew, dated January 3, 2022.

10.19+*	Amended and Restated Employment Agreement effective as of May 10, 2022 by and between BurgerFi International, Inc. and Karl Goodhew.

31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the

Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 has been formatted in Inline XBRL.
___________________________
*    Filed herewith.
**    Furnished.
+    Indicates a management contract or a compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2022

BurgerFi International, Inc.

By:	/s/ Ian Baines
Ian Baines
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael Rabinovitch
Michael Rabinovitch
Chief Financial Officer (Principal Financial and Accounting Officer)