Form 10-Q
period 2022-06-30
BurgerFi International, Inc.
filed 2022-08-12
CIK 1723580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
(954) 618-2000
(Registrant’s telephone number, including area code)
On July 28, 2022, the Company changed its fiscal year from December 31 to the Monday closest to December 31
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of August 9, 2022 was 22,253,232

i

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
ii

Part I. Financial Information
BurgerFi International Inc., and Subsidiaries
Condensed Consolidated Balance Sheets

	Unaudited
(in thousands, except for per share data)	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$15,747	$14,889
Accounts receivable, net	1,387	1,689
Inventory	1,352	1,387
Asset held for sale	732	732
Other current assets	2,297	2,526
TOTAL CURRENT ASSETS	21,515	21,223
PROPERTY & EQUIPMENT, net	24,855	29,035
OPERATING RIGHT-OF-USE ASSET, net	52,216	—
GOODWILL	43,021	98,000
INTANGIBLE ASSETS, net	164,478	168,723
OTHER ASSETS	742	738
TOTAL ASSETS	$306,827	$317,719
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade and other	$10,055	$7,841
Accrued expenses	8,179	5,302
Short-term operating lease liability	9,486	—
Short-term borrowings, including finance leases	3,495	3,331
Other current liabilities	7,113	7,856
TOTAL CURRENT LIABILITIES	38,328	24,330
NON-CURRENT LIABILITIES
Long-term borrowings, including finance leases	55,949	56,797
Redeemable preferred stock, $0.0001 par value, 10,000,000 shares authorized, 2,120,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, $53 million principal redemption value	49,433	47,525
Long-term operating lease liability	43,742	—
Related party note	8,979	8,724
Deferred income taxes	902	1,353
Other non-current liabilities	2,957	5,715
TOTAL LIABILITIES	200,290	144,444
COMMITMENTS AND CONTINGENCIES - Note 7
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 100,000,000 shares authorized, 22,253,232 and 21,303,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	304,191	296,992
Accumulated deficit	(197,656)	(123,719)
TOTAL STOCKHOLDERS' EQUITY	106,537	173,275
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$306,827	$317,719

See accompanying notes to condensed consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except for per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
REVENUE
Restaurant sales	$42,236	$8,971	$84,592	17,367
Royalty and other fees	2,611	2,254	4,714	4,277
Royalty - brand development and co-op	451	545	922	1,056
TOTAL REVENUE	45,298	11,770	90,228	22,700
Restaurant level operating expenses:
Food, beverage and paper costs	12,545	2,693	25,352	5,115
Labor and related expenses	12,328	2,402	24,910	4,607
Other operating expenses	7,421	2,114	14,613	3,847
Occupancy and related expenses	3,890	786	7,725	1,561
General and administrative expenses	7,406	3,549	13,432	6,524
Depreciation and amortization expense	4,730	2,171	9,174	4,279
Share-based compensation expense	909	2,595	8,285	3,117
Brand development, co-op and advertising expense	1,126	653	1,839	1,374
Goodwill impairment	55,168	—	55,168	—
Store closure costs	52	—	566	—
Pre-opening costs	—	502	474	628
TOTAL OPERATING EXPENSES	105,575	17,465	161,538	31,052
OPERATING LOSS	(60,277)	(5,695)	(71,310)	(8,352)
Other (loss) income	(47)	2,127	(80)	2,241
Gain on change in value of warrant liability	1,858	12,619	1,324	7,673
Interest expense	(2,246)	(33)	(4,318)	(41)
(Loss) income before income taxes	(60,712)	9,018	(74,384)	1,521
Income tax benefit (expense)	335	(27)	447	(740)
Net (loss) income	(60,377)	8,991	(73,937)	781
Weighted average common shares outstanding:
Basic	22,214,628	17,888,140	22,089,799	17,852,493
Diluted	22,214,628	18,752,938	22,089,799	20,145,284

Net (loss) income per common share:
Basic	$(2.72)	$0.50	(3.35)	0.04
Diluted	$(2.72)	$(0.19)	(3.35)	(0.34)

See accompanying notes to condensed consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
(in thousands, except for share data)	Shares	Amount
Balance as of March 31, 2021	17,830,507	$2	$261,820	$(10,435)	$251,387
Share-based compensation	—	—	2,595	—	2,595
Shares issued for warrant exercises	7,969	—	—	—	—
Net income	—	—	—	8,991	8,991
Balance as of June 30, 2021	17,838,476	$2	$264,415	$(1,444)	$262,973

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
(in thousands, except for share data)	Shares	Amount
Balance as of March 31, 2022	22,042,583	$2	$303,383	$(137,279)	$166,106
Share-based compensation	—	—	909	—	909
Shares issued for share-based compensation*	238,514	—	—	—	—
Shares withheld for taxes	(27,865)	—	(101)	—	(101)
Net loss	—	—	—	(60,377)	(60,377)
Balance as of June 30, 2022	22,253,232	$2	$304,191	$(197,656)	$106,537

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
(in thousands, except for share data)	Shares	Amount
Balance as of December 31, 2020	17,541,838	$2	$261,298	$(2,225)	$259,075
Share-based compensation	—	—	3,042	—	3,042
Shares issued for shares-based compensation	5,000	—	75	—	75
Shares issued for warrant exercises	7,969	—	—	—	—
Exchange of UPO units	283,669	—	—	—	—
Net income	—	—	—	781	781
Balance as of June 30, 2021	17,838,476	$2	$264,415	$(1,444)	$262,973

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
(in thousands, except for share data)	Shares	Amount
Balance as of December 31, 2021	21,303,500	$2	$296,992	$(123,719)	$173,275
Share-based compensation	—	—	4,475	—	4,475
Shares issued for share-based compensation	965,676	—	3,810	—	3,810
Shares issued in acquisition of Anthony's*	123,131	—	—	—	—
Shares withheld for taxes	(139,075)	—	(1,086)	—	(1,086)
Net loss	—	—	—	(73,937)	(73,937)
Balance as of June 30, 2022	22,253,232	$2	$304,191	$(197,656)	$106,537
*Timing of share issuance differs from recognition of related financial statement dollar amounts.

See accompanying notes to condensed consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net (loss) income	$(73,937)	$781
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Goodwill impairment	55,168	—
Provision for bad debts	32	37
Depreciation and amortization	9,174	4,279
Gain on extinguishment of debt	—	(2,237)
Deferred income taxes	(447)	740
Share-based compensation	8,285	3,117
Forfeited franchise deposits	(433)	(67)
Gain on change in value of warrant liability	(1,324)	(7,673)
Loss on disposal of property and equipment	385	—
Non-cash lease cost	112	—
Other non-cash interest	2,290	—
Changes in operating assets and liabilities
Accounts receivable	270	121
Inventory	35	5
Other assets	225	(56)
Accounts payable - trade	2,120	928
Accrued expenses and other current liabilities	1,895	899
Other long-term liabilities	38	380
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,888	1,254
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,056)	(3,839)
Proceeds from the sale of property and equipment	1,025	—
NET CASH USED IN INVESTING ACTIVITIES	(31)	(3,839)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings	(1,667)	(3,041)
Debt issuance costs	(164)	—
Repayments of finance leases	(82)	—
Tax payments for restricted stock upon vesting	(1,086)	—
NET CASH USED IN FINANCING ACTIVITIES	(2,999)	(3,041)
NET INCREASE (DECREASE) IN CASH	858	(5,626)
CASH, beginning of period	14,889	40,383
CASH, end of period	$15,747	34,757

Supplemental cash flow disclosures:
Cash paid for interest	$1,454	$—

See accompanying notes to condensed consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.Organization and Summary of Significant Accounting Policies

Organization

BurgerFi International, Inc. and its wholly owned subsidiaries (“BurgerFi,” or the “Company,” also “we,” “us,” and “our”), is a multi-brand restaurant company that develops, markets and acquires fast-casual and premium-casual dining restaurant concepts around the world, including corporate-owned stores and franchises located in the United States, Puerto Rico and Saudi Arabia. On November 3, 2021, the Company acquired (the “Anthony's acquisition”) 100% of the outstanding shares of Hot Air, Inc. (“Hot Air”). Hot Air, through its subsidiaries, owns the business of operating upscale casual dining restaurants in the specialty pizza and wings segment under the name “Anthony's Coal Fired Pizza & Wings” (“Anthony's”).

As of June 30, 2022, the Company had 183 franchised and corporate-owned restaurants of the two following brands:

BurgerFi. BurgerFi is a fast-casual “better burger” concept with 122 franchised and corporate-owned restaurants as of June 30, 2022, offering burgers, hot dogs, crispy chicken, frozen custard, hand-cut fries, shakes, beer, wine and more.

Anthony’s. Anthony’s is a pizza and wing brand that operated 61 corporate-owned casual restaurant locations, as of June 30, 2022. The concept is centered around a coal fired oven, and its menu offers “well-done” pizza, coal fired chicken wings, homemade meatballs, and a variety of handcrafted sandwiches and salads.

Basis of presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated balance sheet as of December 31, 2021 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

As of June 30, 2022, the Company operated on a calendar year-end. Anthony's uses a 52-week or 53-week fiscal year-end and its fiscal year ends on the Monday closest to December 31. Differences arising from the different fiscal year-ends were not deemed material for the period ended June 30, 2022 and the year ended December 31, 2021.

Reclassifications

Certain reclassifications have been made to the prior year presentation to conform to the current year presentation.

Principles of Consolidation

The condensed consolidated financial statements present the consolidated financial position, results from operations and cash flows of BurgerFi International, Inc., and its wholly owned subsidiaries. All material balances and transactions between the entities have been eliminated in consolidation.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Corporate-owned stores and Franchised stores

Store activity for the six month period ended June 30, 2022 and the year ended December 31, 2021 are as follows:

	June 30, 2022			December 31, 2021
	Corporate-owned	Franchised	Total	Corporate-owned	Franchised	Total
Total BurgerFi and Anthony's	86	97	183	86	93	179

BurgerFi stores, beginning of the period	25	93	118	17	102	119
BurgerFi stores opened	3	5	8	10	6	16
BurgerFi stores transferred	(3)	3	—	(1)	1	—
BurgerFi stores closed	—	(4)	(4)	(1)	(16)	(17)
BurgerFi total stores, end of the period	25	97	122	25	93	118

Anthony's stores, beginning of period	61	—	61	61	—	61
Anthony's total stores, end of the period	61	—	61	61	—	61

End of quarter and end of year store totals included 1 international store at June 30, 2022 and December 31, 2021.

Net (Loss) Income per Common Share

Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. The Company has considered the effect of (1) warrants outstanding to purchase 15,063,800 shares of common stock and (2) 75,000 shares of common stock and warrants to purchase 75,000 shares of common stock in the unit purchase option, (3) 1,620,869 shares of restricted stock unit grants in the calculation of income per share, and (4) the impact of any dividends associated with our redeemable preferred stock.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Reconciliation of Net (Loss) Income per Common Share

Basic and diluted net (loss) income per common share is calculated as follows:

(in thousands, except for per share data)	Three Months Ended		Six Months Ended
Numerator:	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net (loss) income attributable to common shareholders	$(60,377)	$8,991	$(73,937)	$781
Reversal of gain on change in value of warrant liability	—	(12,619)	—	(7,673)
Net (loss) available to common shareholders - diluted	$(60,377)	$(3,628)	$(73,937)	$(6,892)

Denominator:
Weighted-average shares outstanding, basic	22,214,628	17,888,140	22,089,799	17,852,493
Effect of dilutive securities:
Restricted stock grants and warrants	—	847,417	—	2,261,954
UPOs	—	17,381	—	30,837
Diluted weighted-average shares outstanding	22,214,628	18,752,938	22,089,799	20,145,284

Basic net (loss) income per common share	$(2.72)	$0.50	$(3.35)	$0.04
Diluted net loss per common share	$(2.72)	$(0.19)	$(3.35)	$(0.34)

For the three and six months ended June 30, 2022, there were no dilutive warrants.

New Accounting Standards Adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months and disclose certain information about the leasing arrangements. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company elected the package of practical expedients permitted under the new guidance, which includes allowing the Company to continue utilizing historical classification of leases. The Company adopted the requirements of the new standard as of the first day of fiscal year 2022 using the modified retrospective approach without restating comparative periods. See Note 13. Leases for further disclosures upon adoption.

2.    Property & Equipment

Property and equipment consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Leasehold improvements	$17,805	$19,900
Kitchen equipment and other equipment	9,329	7,810
Computers and office equipment	1,414	1,425
Furniture and fixtures	2,627	2,340
Vehicles	88	88
	31,263	31,563
Less: Accumulated depreciation and amortization	(6,408)	(2,528)
Property and equipment – net	$24,855	$29,035

Depreciation and amortization expense totaled $2.6 million and $4.9 million for the three and six months ended June 30, 2022. Depreciation and amortization expense totaled $0.4 million and $0.7 million for the three and six months ended June 30, 2021.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

3.    Intangible Assets

The following is a summary of the components of intangible assets and the related amortization expense:

	June 30, 2022			December 31, 2021
(in thousands)	Amount	Accumulated Amortization	Net Carrying Value	Amount	Accumulated Amortization	Net Carrying Value
Franchise agreements	$24,839	$5,470	$19,369	$24,839	$3,696	$21,143
Trade names / trademarks	143,750	5,615	138,135	143,750	3,220	140,530
Liquor licenses	6,678	—	6,678	6,678	—	6,678
Other intangible assets	1,311	1,015	296	1,311	939	372
	$176,578	$12,100	$164,478	$176,578	$7,855	$168,723

Liquor licenses are considered to have an indefinite life and reviewed for impairment at the end of each reporting period. The Company also reviews both indefinite and definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Intangible asset amortization expense for the three and six months ended June 30, 2022 was $2.1 million and $4.2 million. Intangible asset amortization expense totaled $1.8 million and $3.6 million for the three and six months ended June 30, 2021.

4.    Goodwill

The following table presents goodwill by reportable segment as of June 30, 2022:

(in thousands)	Goodwill, gross	Accumulated Impairment Loss	Goodwill, net
BurgerFi	$123,981	$(123,981)	$—
Anthony's	80,684	(37,663)	43,021
Total	$204,665	$(161,644)	$43,021

The Company conducts its goodwill impairment test annually in December, or more frequently if indicators of impairment exist. The Company evaluates it's goodwill based on its two reporting units, Anthony's and BurgerFi. As a result of a significant sustained decline in the Company’s share price and market capitalization during the six months ended June 30, 2022, the Company conducted its impairment test as of June 30, 2022. The impairment test was conducted in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”) for the reporting units' goodwill.

ASC 350 requires goodwill and other indefinite lived assets to be tested for impairment at the reporting unit level. For ASC 350 testing purposes, the Company compared the fair value of the reporting units with its carrying amounts. The fair value of the reporting units were estimated giving consideration to the Income Approach, including the discounted cash flow method, and the Market Approach, including the similar transactions method and guideline public company method. Significant inputs and assumptions in the ASC 350 analysis included forecasts (e.g., revenue, operating costs, capital expenditures, etc.), discount rate, long-term growth rate, tax rates, etc. for the reporting units under the Income Approach and market-based enterprise value to revenue multiples under the Market Approach.

As a result of the ASC 350 analysis, the Company recognized a non-cash pre-tax impairment loss of $55.2 million during the three and six months ended June 30, 2022 to write down the remaining carrying value of goodwill for the BurgerFi brand by $17.5 million and the carrying value of goodwill for the Anthony's brand by $37.7 million. The non-cash impairment loss is included in the unaudited condensed consolidated statement of operations under the caption “goodwill impairment” for the three and six months ended June 30, 2022.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

5.    Acquisitions

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

We had $0.2 million in adjustments to goodwill since December 31, 2021, which were made to reflect the facts and circumstances in existence as of the date of closing of the Anthony's acquisition (the “Anthony's Closing Date”) and include updates to estimates of provisional amounts recorded for certain accruals and receivables as of the Anthony's Closing Date. The accounting for the Anthony's acquisition is considered provisional because certain aspects of the purchase price allocation including the valuation of certain acquired tax assets and accruals have not been finalized.

For the six months ended June 30, 2021, unaudited proforma revenue and net loss were $82.7 million and $6.8 million.

6.    Related Party Transactions

The Company is affiliated with various entities through common control and ownership.

The Company received royalty revenue from franchisees related to a significant stockholder totaling approximately $0.1 million for the each of the three and six months ended June 30, 2022 and $0.2 million and $0.3 million for each of the three and six months ended June 30, 2021.

The Company leased building space for its former corporate office from an entity under common ownership with a significant stockholder. This lease had a 36-month term, effective January 1, 2020. For the three and six months ended June 30, 2022, rent expense was approximately $0.1 million. For the three and six months ended June 30, 2021, rent expense was approximately $0.1 million. In January 2022, the Company exercised its right to terminate this lease effective as of July 2022.

Pursuant to a lease amendment entered into in February 2022, the Company leases building space for it's corporate office from an entity controlled by the Company's Executive Chairman of the Board. This lease has a 10 year term with an option to renew. For the three and six months ended June 30, 2022, rent expense was approximately $0.1 million and $0.2 million

The Company also leased building space for a restaurant located in Virginia from an entity (i) in which the Company's Executive Chairman of the Board has an indirect minority ownership interest, and (ii) which is managed by an entity in which the Company's Executive Chairman of the Board has an indirect ownership interest. This lease was terminated in May 2022 upon transfer of the restaurant to a franchisee. Rent expense for the three and six months ended June 30, 2022 was de minimis. There was no rent expense for the three and six months ended June 30, 2021.

In August 2022, the Company amended, effective as of September 1, 2022, the independent contractor agreement entered into in April 2021 with a corporation (the “Consultant”) for which the Chief Operating Officer (the “Consultant Principal”) of Lionheart Capital, LLC, an entity controlled by the Company’s Executive Chairman of the Board, serves as President. Pursuant to the terms of the agreements, the Consultant shall provide certain strategic advisory services to the Company in exchange for total annual cash compensation and expense reimbursements of $0.1 million, payable monthly.

On January 3, 2022, the Consultant Principal was granted 37,959 unrestricted shares of common stock of the Company and recorded share-based compensation associated with this grant of approximately $0.2 million during the six months ended June 30, 2022.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

7.    Commitments and Contingencies

Leases

The Company has entered into various lease agreements. For the three and six months ended June 30, 2022 rent expense was approximately $4.2 million, and $8.0 million. For the three and six months ended June 30, 2021 rent expense was approximately $0.9 million, and $1.7 million. These lease agreements expire on various dates through 2033 and have renewal options. Refer to Note 13 Leases.

Sale Commitment

In February 2020, the Company entered into an asset purchase agreement with an unrelated third party for the sale of substantially all of the assets used in connection with the operation of BF Dania Beach, LLC. The closing of this transaction has been delayed due to additional negotiation that has been on-going. In the event the transaction is terminated, the Company will begin operating the restaurant, and return the deposit to the unrelated third-party purchaser. Assets used in the operations of BF Dania Beach, LLC totaling $0.7 million have been classified as held for sale in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.

Contingencies

Eric Gilbert v. BurgerFi International, Inc., Ophir Sternberg, et al. (Court of Chancery of the State of Delaware, Case No. 2022-0185- , filed on February 25, 2022). Mr. Gilbert filed a class action lawsuit against BurgerFi International, Inc. and each of the members of the Board of Directors alleging that the Company’s Amended and Restated Bylaws improperly contains a provision restricting written consents by the stockholders. Mr. Gilbert sought an amendment to the bylaws, as well as attorney’ fees and costs. On March 23, 2022, BurgerFi made conforming amendments to its bylaws to remove the provision restricting written consents by the stockholders. On March 24, 2022, Mr. Gilbert filed and the Court entered an order voluntarily dismissing the action as moot and retaining jurisdiction to determine Mr. Gilbert’s application for award of attorney’s fees and expenses. At this stage, it is difficult to provide an evaluation of the likelihood of an unfavorable outcome or a reasonable estimate of the amount or range of potential loss. Based on the information known to date, the Company’s potential liability appears to be reasonably possible, but the amount or range of potential loss cannot be reasonably estimated.

Corey Winograd v BurgerFi International, LLC (Fifteenth Judicial Circuit Court of Palm Beach County, Florida, Case No. 502019-CA015256, filed December 1, 2019). Corey Winograd, the former chief executive officer of the Company, filed this suit against BurgerFi for certain alleged breaches of an employment agreement, claiming damages in excess of $15 million. BurgerFi filed a motion to dismiss the complaint on February 13, 2020. On May 20, 2020, the motion to dismiss was heard, which was granted in part and denied in part. The portion of the complaint not dismissed was answered by BurgerFi with affirmative defenses raised on July 7, 2020. Mr. Winograd served various discovery requests (including notices of non-party subpoenas) on July 9, 2020 as well as a motion to strike BurgerFi’s affirmative defenses on July 16, 2020. BurgerFi filed objections to the non-party subpoenas on July 20, 2020. On September 11, 2020, BurgerFi filed a motion to dismiss and certain claims were dismissed by the court. Mr. Winograd filed an amended complaint on August 31, 2021, which BurgerFi answered on September 30, 2021. In December 2021, Mr. Winograd filed a motion for summary judgment, which the Court denied on February 8, 2022. In February 2022, Mr. Winograd filed another motion for summary judgment, which the Court denied on May 25, 2022. During March and April of 2022, Mr. Winograd deposed several witnesses. On August 8, 2022, the parties entered into a settlement agreement whereby a former shareholder of the Company, pursuant to the terms of that certain Membership Interest Purchase Agreement, dated as of June 29, 2020, by and among OPES Acquisition Corp., BurgerFi International LLC, and certain other parties thereto, paid Mr. Winograd directly to settle this matter on behalf of the Company and such former shareholder.

Second 82nd SM, LLC v. BF NY 82, LLC, BurgerFi International, LLC and BurgerFi International, Inc. (Supreme Court of the State of New York County of New York, index No. 654907/2021, filed August 11, 2021). A lawsuit was filed by Second 82nd SM, LLC (“Landlord”) against BF NY 82, LLC (“Tenant”) whereby Landlord brought a seven-count lawsuit for, among other things, breach of the lease agreement and underlying guaranty of the lease. The amount of damages Landlord is seeking is over $0.5 million, which constitutes back rent, late charges, real estate taxes, illuminated sign charges and water/sewer charges. On November 3, 2021, the Company filed a Motion to Dismiss the Complaint. On November 17,

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

2021, the Tenant filed an Answer to Landlord’s Complaint and a cross claim against the Company, which the Company answered on December 7, 2021. On December 22, 2021, the Company filed its Response in Opposition to Landlord’s Motion for Summary Judgment and Memo in further Support of its Motion to Dismiss. The parties continue to discuss possible settlement, including turning over possession of the premises to the Landlord. The Company is unable to predict the ultimate outcome of this matter, however, losses may be material to the Company’s financial position and results of operations.

Lion Point Capital Allegation. Beginning March 9, 2021 through June 22, 2022, the Company received letters from counsel to Lion Point Capital, LLC, a stockholder of the Company (“Lion Point”), alleging that the Company failed to timely register Lion Point’s shares in violation of the registration rights agreement to which Lion Point is a party, which allegedly resulted in losses in excess of $26 million. The Company responded to each claim denying that any breach had occurred or that Lion Point incurred any damages caused by the delay in the filing of the registration statement registering Lion Point's shares. We believe that all claims are meritless, and we plan to vigorously defend these allegations. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the cases described above, therefore, no contingent liability has been recorded as of June 30, 2022; any losses, however, may be material to the Company's financial position and results of operations.

John Rosatti, as Trustee of the John Rosatti Revocable Trust U/A/D 08/27/2001 (the “JR Trust”) v. BurgerFi International, Inc. (Circuit Court for the Eleventh Judicial Circuit, Florida, File No. 146578749). On March 28, 2022, the JR Trust filed a suit against BurgerFi alleging that the JR Trust suffered losses in excess of $10 million relating to BurgerFi’s alleged failure to timely file a registration statement. The parties attended a mediation on August 9, 2022 but were unable to resolve the suit. The Company believes this case is without merit and intends to defend the case vigorously. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the case, therefore, no contingent liability has been recorded as of June 30, 2022; any losses, however, may be material to the Company's financial position and results of operations.

Burger Guys of Dania Pointe, et. al. v. BFI, LLC (Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, Case No. 50-2021-CA -006501-XXXX-MB, filed May 21, 2021). In response to a demand letter issued by BurgerFi to Gino Gargiulo, a former franchisee, demanding that Mr. Gargiulo pay the balance owed under an asset purchase agreement wherein BurgerFi sold the Dania Beach, Florida BurgerFi location to Mr. Gargiulo, Mr. Gargiulo filed suit against BurgerFi claiming, in addition to other matters, that no further monies are owed under the asset purchase agreement and alleges that BurgerFi is responsible for one of Gargiulo’s former failed franchises in Sunny Isles, Florida, losses he has allegedly sustained at his Dania Beach location, as well as reimbursement of expenses in connection with his marketing company. Mr. Gargiulo seeks damages in excess of $2 million in the aggregate. The parties attended mediation on January 20, 2022, but it ended in an impasse. Mr. Gargiulo amended his complaint in April 2022, which, among other matters, amended the defendant parties. In May 2022, the Company filed a motion to dismiss the amended complaint and a motion to stay discovery, both of which are pending with the Court. We believe that all claims are meritless, and we plan to vigorously defend these allegations. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the cases described above, therefore, no contingent liability has been recorded as of June 30, 2022; any losses, however, may be material to the Company's financial position and results of operations.

All Round Food Bakery Products, Inc. v. BurgerFi International, LLC and Neri’s Bakery Products, Inc. et al (Supreme Court Westchester County, New York (Index Number 52170-2020)). In a suit filed in February 2020, the plaintiff, All Round Food Bakery Products, Inc. (“All Round Food”) alleges breach of contract and lost profits in excess of $1 million over the course of the supply agreement with the Company and Neri’s Bakery Products, Inc. (“Neri’s” and together with the Company, the “Defendants”). The Defendants assert, among other matters, that the supply agreement amongst the parties, whereby All Round Food was warehousing BurgerFi products produced by Neri’s, was terminated when All Round Food failed to cure its material breach of the supply agreement after due notice. The parties are attending mediation to attempt to resolve the dispute. We believe that all claims are meritless, and we plan to vigorously defend these allegations. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the cases described above, therefore, no contingent liability has been recorded as of June 30, 2022; any losses, however, may be material to the Company's financial position and results of operations.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Employment Related Matters

In July 2021, the Company received a demand letter from the attorney of one of our now former hourly restaurant employees. The letter alleges that the former employee was sexually harassed by one of her co-workers. The demand letters claim that we discriminated and retaliated against the former employee based on her gender and age and also alleged intentional infliction of emotional distress, negligent hiring, negligent training, and negligent supervision. The claimant alleges damages of more than $0.8 million.

In November 2021, a former employee filed suit alleging that she was sexually harassed by one of her co-workers. The lawsuit claims that we discriminated and retaliated against her and alleged intentional infliction of emotional distress, retaliation, and battery. The claimant alleges damages of $0.3 million.

In February 2020, a former employee filed a charge of discrimination with the EEOC alleging age discrimination. In June 2021, the claimant filed a demand for arbitration. The parties agreed to mediate the matter before commencing the arbitration proceedings but were unable to resolve the case. A final hearing is scheduled to take place in May 2022. In July 2022, the parties agreed to settle the matter, and the Company paid a nominal amount after insurance coverage.

While we believe that all claims of the above-mentioned Employment Related Claims, which are covered under the Company’s insurance policies, are meritless, and we plan to defend these allegations, it is reasonably possible that the Company may ultimately be required to pay substantial damages to the claimants, which could be up to $1.1 million or more in aggregate compensatory damages, attorneys’ fees and costs. Management believes that any liability, in excess of applicable insurance coverages or accruals, which may result from these claims, would not be significant to the Company’s financial position or results of operations.

General Liability and Other Claims.

The Company is subject to other legal proceedings and claims that arise during the normal course of business, including landlord disputes, slip and fall cases, and various food related matters. While we intend to vigorously defend these matters, it is reasonably possible that the Company may be required to pay substantial damages to the claimants. Management believes that any liability, in excess of applicable insurance coverages or accruals, which may result from these claims, would not be significant to the Company’s financial position or results of operations.

8.    Debt

(in thousands)	June 30, 2022	December 31, 2021
Term loan	$56,135	$57,761
Related party note	10,000	10,000
Revolving line of credit	2,500	2,500
Other notes payable	836	874
Finance lease liability	1,018	—
Total Debt	$70,489	$71,135
Less: Unamortized debt discount to related party note	(1,021)	(1,276)
Less: Unamortized debt issuance costs	(1,045)	(1,007)
Total Debt, net	68,423	68,852
Less: Short-term borrowings, including finance leases	(3,495)	(3,331)
Total Long-term borrowings, including finance leases and related party note	$64,928	$65,521

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Credit Agreement

The Company has a credit agreement with a syndicate of commercial banks that provides up to $71.8 million in financing (“Credit Agreement”). The Credit Agreement, which terminates on June 15, 2024, provides the Company with lender financing structured as a $57.8 million term loan, a $4 million revolving loan, and a $10 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) provided by a related party which is a significant stockholder. The terms of the Credit Agreement require the Company to repay the principal of the term loan in quarterly installments with the balance due at the maturity date.

The loan and revolving line of credit are secured by substantially all of the Company’s assets and incurs cash interest on outstanding amounts at 4.75% per annum through June 15, 2023 and 6.75% from June 16, 2023 through maturity. Pursuant to the terms of an amendment to the Credit Agreement effective as of March 9, 2022, certain of the covenants of the Credit Agreement were amended, and the Company, together with the other borrower and the guarantors party to the Credit Agreement, agreed to pay incremental deferred interest of 2% per annum, in the event that the obligations under the Credit Agreement are not repaid on or prior to June 15, 2023; provided, however, that if no event of default has occurred and is continuing then (1) no incremental deferred interest will be due if all of the obligations under the Credit Agreement have been paid on or prior to December 31, 2022, and (2) only 50% of the incremental deferred interest will be owed if all of the obligations under the Credit Agreement have been paid from and after January 1, 2023 and on or prior to March 31, 2023.

Interest expense for the three and six months ended June 30, 2022 was $2.2 million and $4.3 million. Included within interest expense for the three and six months ended June 30, 2022 is amortization of debt issuance costs in the amount of $0.1 million and $0.3 million and the amortization of related party note debt discount in the amount of $0.1 million and $0.3 million. Additionally, included within interest expense for the three and six months ended June 30, 2022 is non-cash interest expense on the redeemable preferred stock in the amount of $1.0 million and $1.9 million. Interest expense for the three and six months ended June 30, 2021 was de minimis.

9.    Income Taxes

The Company is subject to federal and state income taxes in the United States. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter. For the three and six months ended June 30, 2022, the Company concluded that it has a recent history of losses and has recognized a valuation allowance against the balance of its existing deferred tax assets.

For the three and six months ended June 30, 2022, the Company's effective income tax rate was 0.55% and 0.60%, respectively, differing from the U.S. corporate statutory federal income tax rate of 21%, and the difference is primarily the result of the valuation allowance applied to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. For the three and six months ended June 30, 2021, the Company's effective income tax rate was 0.3% and 48.7%, respectively. The tax returns for years 2018-2022 may be selected for examination by taxing authorities.

10.    Stockholders' Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 22,253,232 shares and 21,303,500 shares of common stock outstanding, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2022 and December 31, 2021, there were 2,120,000 shares of preferred stock outstanding.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Warrants and Options

As of June 30, 2022, the Company had the following warrants and options outstanding: 15,063,800 warrants outstanding, each exercisable for one share of common stock at an exercise price of $11.50 including 11,468,800 in public warrants, 3,595,000 in private placement warrants, 75,000 unit purchase option units that are exercisable for one share of common stock at an exercise price of $10.00 and warrants exercisable for one share of common stock at an exercise price of $11.50. The public warrants expire in December 2025.

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

The warrant liability was $1.4 million and $2.7 million at June 30, 2022 and December 31, 2021, respectively. The gain on change in value of warrant liability for the three and six months ended June 30, 2022 was $1.9 million and $1.3 million, and is recognized in the accompanying condensed consolidated statement of operations. The gain on change in value of warrant liability for the three and six months ended June 30, 2021 was $12.6 million, and $7.7 million, and is recognized in the accompanying condensed consolidated statement of operations.

The following is an analysis of changes in the warrant liability for the six months ended June 30, 2022:

(in thousands)	Level 3 (Black Scholes)
Liability at December 31, 2021	$2,706
Gain during the six months ended June 30, 2022	1,324
Liability at June 30, 2022	$1,382

The fair value of the warrants are determined using the publicly-traded price of our common stock on the valuation dates of $3.23 on June 30, 2022 and $5.67 on December 31, 2021. See Note 11. Fair Value Measurements.

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

As of June 30, 2022 and December 31, 2021, there were approximately 406,000 and 126,000 shares of common stock available for future grants under the Plan, respectively.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Restricted Stock Unit Awards

The following table summarizes activity of restricted stock units during the six months ended June 30, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	1,783,698	$14.18
Granted	437,847	3.32
Vested	(324,289)	14.80
Forfeited	(276,387)	9.69
Non-vested at June 30, 2022	1,620,869	$11.89

Share-based compensation recognized during three and six months ended June 30, 2022 was approximately $0.9 million and $8.3 million, inclusive of stock grants of $3.9 million. Share-based compensation recognized during the three and six months ended June 30, 2021 was $2.6 million and $3.1 million. As of June 30, 2022, there was approximately $13.9 million of total unrecognized compensation cost related to unvested restricted stock units or performance-based restricted stock unit awards to be recognized over a weighted average period of 2.9 years.

11.    Fair Value Measurements

Fair values of financial instruments are estimated using public market prices, quotes from financial institutions, and other available information. The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.

The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

	Items Measured at Fair Value at June 30, 2022
(in thousands)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Redeemable preferred stock	$—	$49,433	$—
Related party note	—	8,979	—
Warrant liability	—	—	1,382
Total	$—	$58,412	$1,382

	Items Measured at Fair Value at December 31, 2021
(in thousands)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Redeemable preferred stock	$—	$47,525	$—
Related party note	—	8,724	—
Warrant liability	—	—	2,706
Total	$—	$56,249	$2,706

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The fair value of the preferred stock was determined using a discounted cash flow methodology. The expected future redemption payment was forecasted based on the contractual PIK (payment in kind) interest and estimated redemption date of December 31, 2024.

The fair value of the related party note is determined based on the present value of the underlying cash flows discounted at our incremental borrowing rates.

The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2 in the fair value hierarchy, is determined based on third-party market appraisals. The fair value of our warrant liability is measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy. The fair value of the private placement warrants, private warrants, and working capital warrants was determined using the publicly-traded price of our common stock on the valuation dates of $3.23 on June 30, 2022 and $5.67 on December 31, 2021 and was estimated using a Dynamic Black-Scholes model. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price, risk free interest rate and volatility assumptions. The calculated warrant price for private warrants was $0.38 and $0.75 on June 30, 2022 and December 31, 2021.

The input variables for the Black-Scholes are noted in the table below:

	June 30, 2022	December 31, 2021
Risk-free interest rate	2.95%	1.11%
Expected life in years	3.47	3.96
Expected volatility	57.0%	41.8%
Expected dividend yield	—%	—%

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

12.    Segment Information

Prior to the Anthony's acquisition in November 2021, the Company had one operating and reportable segment. As such, segment information is presented for the six months ended June 30, 2022, but not prior periods as all information in prior periods relates to the BurgerFi brand. Following the Anthony's acquisition, the Company has two operating and reportable segments: BurgerFi and Anthony's.

The following tables present revenue and net loss by segment:

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Revenue:
BurgerFi	$13,458	$25,853
Anthony's	31,840	64,375
Total	$45,298	$90,228

Net loss:
BurgerFi	$(21,726)	$(34,686)
Anthony's	(38,651)	(39,251)
Total	$(60,377)	$(73,937)

13.    Leases

On January 1, 2022, we adopted ASU 2016-02. Results for reporting periods beginning on or after January 1, 2022 are presented under Accounting Standards Codification Topic 842 (“ASC 842”). Prior period amounts were not revised and continue to be reported in accordance with ASC Topic 840, the accounting standard then in effect.

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

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

A summary of finance and operating lease right-of-use assets and liabilities as of June 30, 2022 is as follows:

(in thousands)	Classification	June 30, 2022
Operating leases	Operating right-of-use asset, net	$52,216
Finance leases	Property & equipment, net	976
Total right-of-use assets		$53,192

Operating leases:
	Short-term operating lease liability	$9,486
	Long-term operating lease liability	43,742
Finance leases:
	Short-term borrowings, including finance leases	160
	Long-term borrowings, including finance leases	858
Total lease liabilities		$54,246

The components of lease expense for the three and six months ended June 30, 2022 is as follows:

(in thousands)	Classification	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease cost	Occupancy and related expenses Pre-opening costs Store closure costs	$3,097	$6,348
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	82	134
Interest on lease liabilities	Interest expense	19	31
Less: Sublease income	Occupancy and related expenses	(47)	(94)
Total lease cost		$3,151	$6,419

The maturity of the Company's operating and finance lease liabilities as of June 30, 2022 is as follows:

(in thousands)	Operating Leases	Finance Leases
07/01/2022 - 12/31/2022	$6,265	$114
01/01/2023 - 12/31/2023	12,178	201
01/01/2024 - 12/31/2024	10,432	184
01/01/2025 - 12/31/2025	8,927	170
01/01/2026 - 12/31/2026	7,110	159
Thereafter	19,553	404
Total undiscounted lease payments	64,465	1,232
Less: present value adjustment	11,237	214
Total net lease liabilities	$53,228	$1,018

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

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2022, the Company had additional operating lease commitments of $2.2 million for non-cancelable leases without a possession date, which begin to commence in 2022. These lease commitments are consistent with the leases that have been executed thus far.

A summary of lease terms and discount rates for finance and operating leases is as follows:

Six Months Ended
June 30, 2022
Weighted-average remaining lease term
Operating leases	6.4 years
Finance leases	6.6 years
Weighted-average discount rate
Operating leases	6.0%
Finance leases	6.0%

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

Overview

BurgerFi International, Inc. and its wholly owned subsidiaries (“BurgerFi” or the “Company,” also “we,” “us,” and “our”) is a leading multi-brand restaurant company that develops, markets and acquires fast-casual and premium-casual dining restaurant concepts around the world, including corporate-owned stores and franchises. On November 3, 2021, the Company acquired (the “Anthony’s acquisition”) 100% of the outstanding shares of Hot Air, Inc. ("Hot Air"). Hot Air, through its subsidiaries, owns the business of operating upscale casual dining restaurants in the specialty pizza and wings segment under the name “Anthony's Coal Fired Pizza & Wings” (“Anthony's”). The results of operations, financial position and cash flows of Anthony's is included in our consolidated financial statements as of the closing date of the acquisition. As of June 30, 2022, we were the owner and franchisor of the two following brands:

BurgerFi. BurgerFi is a fast-casual “better burger” concept, renowned for delivering an exceptional, all-natural premium “better burger” experience in a refined, contemporary environment. BurgerFi’s chef-driven menu offerings and eco-friendly restaurant design drive our brand communication. It offers a classic American menu of premium burgers, hot dogs, crispy chicken, frozen custard, hand-cut fries, shakes, beer, wine and more. Originally founded in 2011 in Lauderdale-by-the-Sea, Florida, the purpose was simple – “RedeFining” the way the world eats burgers by providing an upscale burger offering, at a fast-casual price point. BurgerFi is committed to an uncompromising and rewarding dining experience that promises fresh food of transparent quality. Since its inception, BurgerFi has grown to 122 BurgerFi locations, and as of June 30, 2022, was comprised of 25 corporate-owned restaurants and 97 franchised restaurants in two countries including 22 states within the United States, as well as Puerto Rico.

BurgerFi was named “Best Fast Casual Restaurant” in USA Today’s 10Best 2022 Readers Choice Awards for the second consecutive year, QSR Magazine's Breakout Brand of 2020, Fast Casual's 2021 #1 Brand of the Year and included in Inc. Magazine’s Fastest Growing Private Companies List. In 2021, Consumer Report’s Chain Reaction Report praised BurgerFi for serving “no antibiotic beef” across all its restaurants, and Consumer Reports awarded BurgerFi an “A-Grade Angus Beef” rating for the third consecutive year.

Anthony’s. Anthony’s is a premium pizza and wing brand operating 61 corporate-owned casual restaurant locations, as of June 30, 2022. Anthony’s prides itself on serving fresh, never frozen, high-quality ingredients. The concept is centered around a 900-degree coal fired oven, and its menu offers “well-done” pizza, coal fired chicken wings, homemade meatballs, and a variety of handcrafted sandwiches and salads. The restaurants also feature a deep wine and craft beer selection to round out the menu. The pizzas are prepared using a unique coal fired oven to quickly seal in natural flavors while creating a lightly charred crust. Anthony’s provides a differentiated offering among its casual dining peers driven by its coal fired oven, which enables the use of fresh, high-quality ingredients with quicker ticket times.

Since its inception in 2002, the Anthony’s brand has grown to 61 corporate-owned locations, as of June 30, 2022, primarily along the East coast and has restaurants in eight states, including Florida (28), Pennsylvania (12), New Jersey (8), New York (5), Massachusetts (4), Delaware (2), Maryland (1), and Rhode Island (1).

Anthony’s was named “The Best Pizza Chain in America” by USA Today's Great American Bites and “Top 3 Best Major Pizza Chain” by Mashed in 2021.

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

Segments

We have two operating and reportable segments: BurgerFi and Anthony’s. Our business generates revenue from the following sources: restaurant sales, royalty and other fees, consisting primarily of royalties based on a percentage of sales reported by franchised restaurants and paid by franchisees, and franchise fees, consisting primarily of licensing fees paid by franchisees, and royalty - brand development and co-op, consisting of royalties collected for advertising and related costs.

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

We did not experience any material supply chain disruptions as a result of COVID-19 to date however, there can be no assurance that we will not experience supply chain challenges in the future.

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

Key Metrics

The following key metrics are important indicators of the overall direction of our business, including trends in sales and the effectiveness of our marketing, operating, and growth initiatives:

	Consolidated
(in thousands except for percentage data)	Three Months Ended June 30, 2022*	Six Months Ended June 30, 2022*
Systemwide Restaurant Sales	$74,277	$147,373
Systemwide Restaurant Sales Growth	(2)%	2%
Systemwide Restaurant Same Store Sales Growth	(5)%	(1)%
Corporate-Owned Restaurant Sales	$42,058	$84,035
Corporate-Owned Restaurant Sales Growth	6%	10%
Corporate-Owned Restaurant Same Store Sales Growth	(1)%	4%
Franchise Restaurant Sales	$32,219	$63,338
Franchise Restaurant Sales Growth	(4)%	—%
Franchise Restaurant Same Store Sales Growth	(11)%	(8)%
Digital Channel % of Systemwide Sales	35%	36%

*Included within Systemwide Restaurant Sales Growth, Systemwide Restaurant Same Store Sales Growth, Corporate-Owned Restaurant Sales Growth and Corporate-Owned Restaurant Same Store Sales Growth data presented above is information for Anthony's for the respective periods in 2021 which is presented only for informational purposes as Anthony's was not under common ownership until November 2021, the date of acquisition.

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(in thousands, except for percentage data)	BurgerFi	Anthony's*	BurgerFi
Systemwide Restaurant Sales	$42,438	$31,840	$44,194
Systemwide Restaurant Sales Growth	(4)%	2%	63%
Systemwide Restaurant Same Store Sales Growth	(11)%	3%	44%
Corporate-Owned Restaurant Sales	$10,219	$31,840	$8,730
Corporate-Owned Restaurant Sales Growth	20%	2%	65%
Corporate-Owned Restaurant Same Store Sales Growth	(14)%	3%	39%
Franchise Restaurant Sales	$32,219	N/A	$35,464
Franchise Restaurant Sales Growth	(4)%	N/A	63%
Franchise Restaurant Same Store Sales Growth	(11)%	N/A	45%
Digital Channel % of Systemwide Sales	33%	36%	39%

*Included within Systemwide Restaurant Sales Growth, Systemwide Restaurant Same Store Sales Growth, Corporate-Owned Restaurant Sales Growth and Corporate-Owned Restaurant Same Store Sales Growth data presented above is information for Anthony's for the respective periods in 2021 which is presented only for informational purposes as Anthony's was not under common ownership until November 2021, the date of acquisition.

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(in thousands, except for percentage data)	BurgerFi	Anthony's*	BurgerFi
Systemwide Restaurant Sales	$82,998	$64,375	$84,013
Systemwide Restaurant Sales Growth	(1)%	7%	39%
Systemwide Restaurant Same Store Sales Growth	(8)%	8%	20%
Corporate-Owned Restaurant Sales	$19,660	$64,375	$16,873
Corporate-Owned Restaurant Sales Growth	20%	7%	53%
Corporate-Owned Restaurant Same Store Sales Growth	(11)%	8%	24%
Franchise Restaurant Sales	$63,338	N/A	$67,140
Franchise Restaurant Sales Growth	—%	N/A	36%
Franchise Restaurant Same Store Sales Growth	(8)%	N/A	20%
Digital Channel % of Systemwide Sales	35%	37%	42%

*Included within Systemwide Restaurant Sales Growth, Systemwide Restaurant Same Store Sales Growth, Corporate-Owned Restaurant Sales Growth and Corporate-Owned Restaurant Same Store Sales Growth data presented above is information for Anthony's for the respective periods in 2021 which is presented only for informational purposes as Anthony's was not under common ownership until November 2021, the date of acquisition.

Systemwide Restaurant Sales

Systemwide restaurant sales are not revenues to the Company, however the Company records royalty revenue based as a percentage of systemwide restaurant sales. Systemwide restaurant sales is presented as informational data in order to understand the aggregation of franchised stores sales, ghost kitchen and corporate-owned store sales performance. Systemwide restaurant sales growth refers to the percentage change in sales at all franchised restaurants, ghost kitchens and corporate-owned restaurants in one period from the same period in the prior year. Systemwide restaurant same store sales growth refers to the percentage change in sales at all franchised restaurants, ghost kitchens, and corporate-owned restaurants once the restaurant has been in operation after 14 months. See definition below for same store sales.

Corporate-Owned Restaurant Sales

Corporate-owned restaurant sales represent the sales generated only by corporate-owned restaurants. Corporate-owned restaurant sales growth refers to the percentage change in sales at all corporate-owned restaurants in one period from the same period in the prior year. Corporate-owned restaurant same store sales growth refers to the percentage change in sales at all corporate-owned restaurants once the restaurant has been in operation after 14 months. These measures highlight the performance of existing corporate-owned restaurants.

Franchise Restaurant Sales

Franchise restaurant sales represent the sales generated only by franchisee-owned restaurants and are not recorded as revenue, however, the royalties based on a percentage of these franchise restaurant sales are recorded as revenue. Franchise restaurant sales growth refers to the percentage change in sales at all franchised restaurants in one period from the same period in the prior year. Franchise restaurant same store sales growth refers to the percentage change in sales at all franchised restaurants once the restaurant has been in operation after 14 months. These measures highlight the performance of existing franchised restaurants.

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

Digital Channel Percentage of Systemwide Sales

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

Unless otherwise stated, “Systemwide Restaurant Sales”, “Systemwide Sales Growth”, and “Same Store Sales” are presented on a systemwide basis, which means they include franchise restaurants and corporate-owned restaurants. Franchise restaurant sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our royalty revenues and brand royalty revenues are calculated based on a percentage of franchise sales.

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

(in thousands, except for per share data)	Three Months Ended		Six Months Ended
REVENUE	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Restaurant sales	$42,236	$8,971	$84,592	$17,367
Royalty and other fees	2,611	2,254	4,714	4,277
Royalty - brand development and co-op	451	545	922	1,056
TOTAL REVENUE	45,298	11,770	90,228	22,700
Restaurant level operating expenses:
Food, beverage and paper costs	12,545	2,693	25,352	5,115
Labor and related expenses	12,328	2,402	24,910	4,607
Other operating expenses	7,421	2,114	14,613	3,847
Occupancy and related expenses	3,890	786	7,725	1,561
General and administrative expenses	7,406	3,549	13,432	6,524
Depreciation and amortization expense	4,730	2,171	9,174	4,279
Share-based compensation expense	909	2,595	8,285	3,117
Brand development, co-op and advertising expense	1,126	653	1,839	1,374
Goodwill impairment	55,168	—	55,168	—
Store closure costs	52	—	566	—
Pre-opening costs	—	502	474	628
TOTAL OPERATING EXPENSES	105,575	17,465	161,538	31,052
OPERATING LOSS	(60,277)	(5,695)	(71,310)	(8,352)
Other (loss) income	(47)	2,127	(80)	2,241
Gain on change in value of warrant liability	1,858	12,619	1,324	7,673
Interest expense	(2,246)	(33)	(4,318)	(41)
(Loss) income before income taxes	(60,712)	9,018	(74,384)	1,521
Income tax benefit (expense)	335	(27)	447	(740)
Net (loss) income	$(60,377)	$8,991	$(73,937)	$781

Revenue
The following table presents our revenue by segment:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021		June 30, 2022	June 30, 2021
BurgerFi	13,458	11,770		25,853	22,700
Anthony's	31,840	—		64,375	—
Total Consolidated	$45,298	$11,770	$11,770	$90,228	$22,700

Comparison of the three months ended June 30, 2022 and 2021

Restaurant Sales

For the three months ended June 30, 2022, the Company’s restaurant sales increased by approximately $33.3 million or 371% as compared to the three months June 30, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $31.8 million, or 95% of the increase in restaurant sales. The remaining increase of $1.5 million resulted from the operation of new BurgerFi corporate-owned restaurants during the three months ended June 30, 2022 offset by a decline in BurgerFi same store sales of 14%.

Restaurant Level Operating Expenses

Restaurant level operating expenses are as follows:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(in thousands, except for percentage data)	In dollars	As a % of restaurant sales	In dollars	As a % of restaurant sales
Consolidated:
Restaurant Sales	$42,236	100%	$8,971	100%
Restaurant level operating expenses:
Food, beverage and paper costs	12,545	29.7%	2,693	30.0%
Labor and related expenses	12,328	29.2%	2,402	26.8%
Other operating expenses	7,421	17.6%	2,114	23.6%
Occupancy and related expenses	3,890	9.2%	786	8.8%
Total	$36,184	85.7%	$7,995	89.1%

BurgerFi:
Restaurant Sales	$10,396	100%	$8,971	100%
Restaurant level operating expenses:
Food, beverage and paper costs	3,412	32.8%	2,693	30.0%
Labor and related expenses	2,902	27.9%	2,402	26.8%
Other operating expenses	2,108	20.3%	2,114	23.6%
Occupancy and related expenses	902	8.7%	786	8.8%
Total	$9,324	89.7%	$7,995	89.1%

Anthony's *:
Restaurant Sales	$31,840	100%	$31,292	100%
Restaurant level operating expenses:
Food, beverage and paper costs	$9,133	28.7%	$9,363	29.9%
Labor and related expenses	9,426	29.6%	9,035	28.9%
Other operating expenses	5,313	16.7%	5,443	17.4%
Occupancy and related expenses	2,988	9.4%	2,634	8.4%
Total	$26,860	84.4%	$26,475	84.6%

*Included within the data presented above is information for Anthony's for the respective periods in 2021 which is presented only for informational purposes as Anthony's was not under common ownership until November 2021, the date of acquisition.

Total consolidated restaurant level operating expenses as a percentage of restaurant sales was 85.7% for the three months ended June 30, 2022 as compared to 89.1% for the three months ended June 30, 2021, an improvement of 340 basis points. This 340 basis points improvement is primarily attributable to including our Anthony's brand which represents a large portion of our restaurant level financial results and a reduction in operating expenses at both brands from more efficient management of our third-party delivery providers.

Food, Beverage and Paper Costs

Food, beverage, and paper costs for the three months ended June 30, 2022 increased approximately $9.9 million, or 366% as compared to the three months ended June 30, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $9.1 million or 92% of the increase. The remaining increase of $0.8 million resulted from the operation of new BurgerFi corporate-owned restaurants during the three months ended June 30, 2022 and higher food, beverage and paper costs. As a percentage of restaurant sales, food, beverage and paper costs were 29.7% for the three months June 30, 2022 as compared to 30.0% for the three months ended June 30, 2021. This decrease is primarily attributable to the lower food, beverage and paper costs at our Anthony's brand which represents a large portion our financial results.

Labor and Related Expenses

Labor and related expenses for the three months ended June 30, 2022 increased by approximately $9.9 million, or 413% as compared to the three months ended June 30, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $9.4 million, or 95% of the increase. The remaining increase of $0.5 million resulted from the operation of new BurgerFi corporate-owned restaurants during the three months ended June 30, 2022. As a percentage of corporate-owned restaurant sales, labor and related expenses were 29.2% for the three months ended June 30, 2022 as compared to 26.8% for the three months ended June 30, 2021. This 240 basis points increase is due to including our Anthony's brand which represents a large portion of our restaurant level financial results.

Other Operating Expenses

Other operating expenses for the three months ended June 30, 2022 increased by approximately $5.3 million, or 251% as compared to the three months ended June 30, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $5.3 million, or 100% of the increase. As a percentage of corporate-owned restaurant sales, other operating expenses were 17.6% for the three months ended June 30, 2022 as compared to 23.6% for the three months ended June 30, 2021. This 600 basis points decrease primarily relates to lower other operating expenses at our Anthony's brand which represents a large portion our financial results and more efficient management of our third-party delivery providers.

Occupancy and Related Expenses

Occupancy and related expenses for the three months ended June 30, 2022 increased by approximately $3.1 million, or 395% as compared to the three months ended June 30, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $3.0 million, or 97% of the increase. The remaining increase of $0.1 million resulted from the operation of new BurgerFi corporate-owned restaurants during the three months ended June 30, 2022. As a percentage of corporate-owned restaurant sales, occupancy and related expenses were 9.2% for the three months ended June 30, 2022 as compared to 8.8% for the three months ended June 30, 2021. This increase primarily relates to the higher occupancy and related expenses at our Anthony's brand which represents a large portion our financial results.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022 increased by approximately $3.9 million, or 108% as compared to the three months ended June 30, 2021. This increase partially related to the acquisition of Anthony's, which contributed approximately $2.1 million, or 54% of the increase. The remaining increase of $1.8 million was primarily driven by higher directors and officers' insurance costs and legal, professional and other corporate expenses of $1.0 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Share-Based Compensation Expense

Stock compensation expense was $0.9 million for the three months ended June 30, 2022 as compared to $2.6 million for the three months ended June 30, 2021 primarily as a result of less market price based awards being amortized and forfeitures during the quarter ended March 31, 2022 as compared to the prior period.

Goodwill Impairment

    The Company recorded goodwill impairment charges of $55.2 million for the three months ended June 30, 2022 in relation to the goodwill balance for our Anthony's reporting unit and the remaining goodwill balance for our BurgerFi reporting unit. The goodwill impairment amount was driven by the impact on the Company's market capitalization due to the decrease in stock price.

Depreciation and Amortization Expense

Depreciation and amortization expense was $4.7 million for the three months ended June 30, 2022 as compared to $2.2 million for the three months ended June 30, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $2.1 million, or 83% of the increase. The remaining increase of $0.1 million resulted from the operation of new BurgerFi corporate-owned restaurants during the three months ended June 30, 2022.

Interest Expense

Interest expense was approximately $2.2 million during the three months ended June 30, 2022 as compared to $0.03 million during the three months ended June 30, 2021. This increase is primarily due to interest expense resulting from the debt acquired in the Anthony's acquisition and non-cash interest expense incurred of $1.0 million in relation to the accretion in value of preferred stock.

Gain on Change in Value of Warrant Liability

The Company recorded a non-cash gain of approximately $1.9 million during the three months ended June 30, 2022 related to change in the fair value of the warrant liability. The gain is primarily attributable to a decrease in the trading price of our publicly traded warrants.

Income Tax Benefit (Expense)

For the three months ended June 30, 2022, the Company recorded income tax benefit of $0.3 million primarily as a result of a valuation allowance on the Company’s deferred tax assets. This resulted in an effective tax rate of approximately 0.55%. For the three months ended June 30, 2021, the Company recorded de minimis income tax expense.

Net (Loss) Income

Net loss was $60.4 million compared with net income of $9.0 million, for the three months ended June 30, 2022 and 2021. This change is primarily the result of a goodwill impairment charge of $55.2 million and higher depreciation, amortization of intangibles and interest expense resulting from the acquisition-related debt.

Adjusted EBITDA

Adjusted EBITDA was approximately $2.6 million and $0.3 million, for the three months ended June 30, 2022 and 2021. The change in Adjusted EBITDA for the three months ended June 30, 2022 is primarily the result of the acquisition of Anthony's and corporate-owned restaurant sales growth. Refer below for reconciliation of Non-U.S. GAAP Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net (loss) income on a consolidated basis and by segment.

Comparison of the six months ended June 30, 2022 and 2021

Restaurant Sales

For the six months ended June 30, 2022, the Company’s restaurant sales increased by approximately $67.2 million or 387% as compared to the six months June 30, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $64.4 million, or 96% of the increase in restaurant sales. The remaining increase of $2.8 million resulted from the operation of new BurgerFi corporate-owned restaurants during the six months ended June 30, 2022 offset by a decline in BurgerFi same store sales of 11%.

Restaurant Level Operating Expenses

Restaurant level operating expenses are as follows:

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(in thousands, except for percentage data)	In dollars	As a % of restaurant sales	In dollars	As a % of restaurant sales
Consolidated:
Restaurant Sales	$84,592	100%	$17,367	100%
Restaurant level operating expenses:
Food, beverage and paper costs	25,352	30.0%	5,115	29.5%
Labor and related expenses	24,910	29.4%	4,607	26.5%
Other operating expenses	14,613	17.3%	3,847	22.2%
Occupancy and related expenses	7,725	9.1%	1,561	9.0%
Total	$72,600	85.8%	$15,129	87.1%

BurgerFi:
Restaurant Sales	$20,217	100%	$17,367	100%
Restaurant level operating expenses:
Food, beverage and paper costs	6,442	31.9%	$5,115	29.5%
Labor and related expenses	5,651	28.0%	4,607	26.5%
Other operating expenses	4,051	20.0%	3,847	22.2%
Occupancy and related expenses	1,865	9.2%	1,561	9.0%
Total	$18,009	89.1%	$15,129	87.1%

Anthony's*:
Restaurant Sales	$64,375	100%	$59,962	100%
Restaurant level operating expenses:
Food, beverage and paper costs	$18,910	29.4%	17,798	29.7%
Labor and related expenses	19,259	29.9%	17,261	28.8%
Other operating expenses	10,562	16.4%	10,870	18.1%
Occupancy and related expenses	5,860	9.1%	5,226	8.7%
Total	$54,591	84.8%	$51,155	85.3%

*Included within the data presented above is information for Anthony's for the respective periods in 2021 which is presented only for informational purposes as Anthony's was not under common ownership until November 2021, the date of acquisition.

Total consolidated restaurant level operating expenses as a percentage of restaurant sales was 85.8% for the six months ended June 30, 2022 as compared to 87.1% for the six months ended June 30, 2021, an improvement of 130 basis points. This 130 basis points improvement is primarily attributable to including our Anthony's brand which represents a large portion of our restaurant level financial results and a reduction in operating expenses at both brands from more efficient management of our our third-party delivery providers.

Food, Beverage and Paper Costs

Food, beverage, and paper costs for the six months ended June 30, 2022 increased approximately $20.2 million, or 396% as compared to the six months ended June 30, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $18.9 million, or 94% of the increase. The remaining increase of $1.3 million resulted from the operation of new BurgerFi corporate-owned restaurants during the six months ended June 30, 2022 and higher food, beverage and paper costs. As a percentage of restaurant sales, food, beverage and paper costs were 30.0% for the six months June 30, 2022 as compared to 29.5% for the six months ended June 30, 2021 driven primarily by an increase in food, beverage and paper costs at our BurgerFi brand.

Labor and Related Expenses

Labor and related expenses for the six months ended June 30, 2022 increased by approximately $20.3 million, or 441% as compared to the six months ended June 30, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $19.3 million, or 95% of the increase. The remaining increase of $1.0 million resulted from the operation of new BurgerFi corporate-owned restaurants during the six months ended June 30, 2022. As a percentage of corporate-owned restaurant sales, labor and related expenses were 29.4% for the six months ended June 30, 2022 as compared to 26.5% for the six months ended June 30, 2021. This 290 basis points increase is due to including our Anthony's brand which represents a large portion of our restaurant level financial results and loss of leverage on labor and related expenses at our BurgerFi brand as a result of a decrease in same store sales.

Other Operating Expenses

Other operating expenses for the six months ended June 30, 2022 increased by approximately $10.8 million, or 280% as compared to the six months ended June 30, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $10.6 million, or 98% of the increase. As a percentage of corporate-owned restaurant sales, other operating expenses were 17.3% for the six months ended June 30, 2022 as compared to 22.2% for the six months ended June 30, 2021. This 490 basis points decrease primarily relates to lower other operating expenses at our Anthony's brand which represents a large portion our financial results and more efficient management of our third-party delivery providers.

Occupancy and Related Expenses

Occupancy and related expenses for the six months ended June 30, 2022 increased by approximately $6.2 million, or 395% as compared to the six months ended June 30, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $5.9 million, or 95% of the increase. The remaining increase of $0.3 million resulted from the operation of new BurgerFi corporate-owned restaurants during the six months ended June 30, 2022. As a percentage of corporate-owned restaurant sales, occupancy and related expenses were 9.1% for the six months ended June 30, 2022 as compared to 9.0% for the six months ended June 30, 2021.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2022 increased by approximately $6.9 million, or 106% as compared to the six months ended June 30, 2021. This increase partially related to the acquisition of Anthony's, which contributed approximately $4.3 million, or 62% of the increase. The remaining increase of $2.7 million was primarily driven by higher directors and officers' insurance costs, legal, professional and other corporate expenses during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Share-Based Compensation Expense

Share-Based compensation expense was $8.3 million for the six months ended June 30, 2022 as compared to $3.1 million for the six months ended June 30, 2021 primarily as a result of restricted stock unit and stock awards under the Company’s 2020 Omnibus Equity Incentive Plan made in the first quarter of 2022.

Goodwill Impairment

    The Company recorded goodwill impairment charges of $55.2 million for the six months ended June 30, 2022 in relation to the goodwill balance for our Anthony's reporting unit and the remaining goodwill balance for our BurgerFi reporting unit. The goodwill impairment amount was driven by the impact on the Company's market capitalization due to the decrease in stock price.

Depreciation and Amortization Expense

Depreciation and amortization expense was $9.2 million for the six months ended June 30, 2022 as compared to $4.3 million for the six months ended June 30, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $4.1 million, or 83% of the increase. The remaining increase of $0.8 million resulted from the operation of new BurgerFi corporate-owned restaurants.

Interest Expense

Interest expense was approximately $4.3 million during the six months ended June 30, 2022 as compared to $0.04 million during the six months ended June 30, 2021. This increase is primarily due to an increase in interest expense resulting from the debt acquired in the Anthony's acquisition and non-cash interest expense incurred of $1.9 million in relation to the accretion in value of preferred stock.

Gain on Change in Value of Warrant Liability

The Company recorded a non-cash gain of approximately $1.3 million during the six months ended June 30, 2022 related to change in the fair value of the warrant liability. The gain is primarily attributable to a decrease in the trading price of our publicly traded warrants.

Income Tax Benefit (Expense)

For the six months ended June 30, 2022, the Company recorded income tax benefit of $0.4 million, primarily as a result of a valuation allowance on the Company’s deferred tax assets. This resulted in an effective tax rate of approximately 0.60%. For the six months ended June 30, 2021, the Company recorded income tax expense of $0.7 million as a result of a valuation allowance on the Company's deferred tax assets. This resulted in an effective tax rate of approximately 48.7%.

Net (Loss) Income

Net loss was approximately $73.9 million for the six months ended June 30, 2022 as compared to net income of $0.8 million for the six months ended June 30, 2021. This change is primarily the result of goodwill impairment charges of $55.2 million in relation to BurgerFi and Anthony's coupled with higher depreciation, amortization of intangibles, share-based compensation, interest expense resulting from the acquisition-related debt.

Adjusted EBITDA

Adjusted EBITDA was approximately $4.9 million and $1.0 million, for the six months ended June 30, 2022 and 2021. The change in Adjusted EBITDA for the six months ended June 30, 2022 is primarily the result of the acquisition of Anthony's and corporate-owned restaurant sales growth. Refer below for reconciliation of Non-U.S. GAAP Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net (loss) income on a consolidated basis and by segment.

Non-U.S. GAAP Financial Measures

As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”). We define Adjusted EBITDA as net (loss) income before goodwill impairment, the gain or loss on change in value of warrant liability, interest expense (which includes non-cash interest on preferred stock and interest accretion on related party notes), income tax (benefit) expense, depreciation and amortization, share-based compensation expense, pre-opening costs, store closure costs, legal settlements, and merger, acquisition and integration costs and PPP loan gain.

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

We believe that this non-U.S. GAAP financial measure provides meaningful information and helps investors understand our financial results and assess our prospects for future performance. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare this financial measure with other companies’ non-U.S. GAAP financial measures having the same or similar names. This financial measure should not be considered in isolation from, as a substitute for, or an alternative measure of, reported net (loss) income, and should be viewed in conjunction with the most comparable U.S. GAAP financial measure and the provided reconciliation thereto. We believe this non-U.S. GAAP financial measure, when viewed together with our U.S. GAAP results and the related reconciliation, provides a more complete understanding of our business. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

Below is a reconciliation of Non-U.S. GAAP Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net (loss) income on a consolidated basis and by segment:

	Consolidated
	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net (loss) income	(60,377)	8,991	(73,937)	781
Goodwill impairment	55,168	—	55,168	—
Gain on change in value of warrant liability	(1,858)	(12,619)	(1,324)	(7,673)
Interest expense	2,246	33	4,318	41
Income tax (benefit) expense	(335)	27	(447)	740
Depreciation and amortization expense	4,730	2,171	9,174	4,279
Share-based compensation expense	909	2,595	8,285	3,117
Pre-opening costs	—	502	474	628
PPP loan gain	—	(2,123)	—	(2,237)
Store closure costs	52	—	566	—
Legal settlements	187	220	312	420
Merger, acquisition and integration costs	1,893	469	2,304	898
Adjusted EBITDA	$2,615	$266	$4,893	$994

	BurgerFi		Anthony's
(in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net loss	$(21,726)	$(34,686)	$(38,651)	$(39,251)
Goodwill impairment	17,505	17,505	37,663	37,663
Gain on change in value of warrant liability	(1,858)	(1,324)	—	—
Interest expense	992	1,957	1,254	2,361
Income tax (benefit) expense	(341)	(451)	6	4
Depreciation and amortization expense	2,616	5,123	2,114	4,051
Share-based compensation expense	909	8,285	—	—
Pre-opening costs	—	474	—	—
Store closure costs	52	586	—	(20)
Legal settlements	187	312	—	—
Merger, acquisition and integration costs	1,846	2,191	47	113
Adjusted EBITDA	$182	$(28)	$2,433	$4,921
.

Liquidity, Capital Resources, and COVID-19

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand. As of June 30, 2022, we maintained a cash balance of approximately $15.7 million.

Our primary requirements for liquidity are to fund our working capital needs, operating and finance lease obligations, capital expenditures and general corporate needs. Our requirements for working capital are generally not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our ongoing capital expenditures are principally related to opening new restaurants, remodels and maintenance, as well as investments in our digital and corporate infrastructure. We estimate our capital expenditures will be approximately $2 million for the year ending December 31, 2022.

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

We are currently able to pay our obligations as they become due for at least the next 12 months and for the foreseeable future, with our cash flow generated from operations and our cash on hand balance of $15.7 million. Should federal, state or municipal government authorities impose mandatory restrictions in excess of what they currently are, we believe that our current cash balance will allow us the liquidity to meet our commitments as they become due.

The following table presents the summary cash flow information for the periods indicated:

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Net cash (used in) provided by:
Operating activities	$3,888	$1,254
Investing activities	(31)	(3,839)
Financing activities	(2,999)	(3,041)
Net decrease in cash	$858	$(5,626)

Cash Flows Provided By Operating Activities

During the six months ended June 30, 2022, cash flows provided by operating activities were approximately $3.9 million. The cash flows used in operating activities resulted from a net loss of $73.9 million, which was primarily related to goodwill impairment of $55.2 million, depreciation and amortization of $9.2 million, share-based compensation of $8.3 million, non-cash interest of $2.3 million, and gain on change in value of warrant liability of $1.3 million. Additionally, changes in operating assets and liabilities resulted in a net liability increase of approximately $4.6 million, which was mainly due to a net increase in accounts payable, accrued expenses and other current liabilities.

Cash Flows Used in Investing Activities

During the six months ended June 30, 2022, cash flows used in investing activities were approximately $0.03 million related to the purchase of property and equipment of $1.1 million offset by the proceeds from sale of property and equipment of $1.0 million.

Cash Flows Used in Financing Activities

During the six months ended June 30, 2022, cash flows used in financing activities were approximately $3.0 million, which were primarily related to principal payments on borrowings of approximately $1.7 million and tax payments relating to vesting of restricted stock of approximately $1.1 million.

Credit Agreement

The Company has a credit agreement with a syndicate of commercial banks providing up to $71.8 million in financing (“Credit Agreement”). The Credit Agreement, which terminates on June 15, 2024, provides the Company with lender financing structured as a $57.8 million term loan, a $4 million revolving loan, and a $10 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) provided by a related party and a significant stockholder. Pursuant to the terms of an amendment to the Credit Agreement effective as of March 9, 2022, certain of the covenants were amended, such that the Company, together with the other borrowers and the guarantors party to the Credit Agreement, agreed to pay incremental deferred interest of 2% per annum, in the event that the Credit Agreement is not repaid on or prior to June 15, 2023; provided, however, that if no event of default has occurred and is continuing then (1) no incremental deferred interest will be due if all of the obligations under the Credit Agreement have been paid on or prior to December 31, 2022, and (2) only 50% of the incremental deferred interest will be owed if all of the obligations under the Credit Agreement have been paid from and after January 1, 2023 and on or prior to March 31, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered on this Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures continued were effective as of June 30, 2022, as the material weakness described below has been remediated.

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

In connection with the material weakness as it relates to the accounting for income taxes that was identified as of and for the year ended December 31, 2021, management re-evaluated the effectiveness of such controls as of June 30, 2022 and concluded that such controls were operating effectively as of June 30, 2022. The remediation of the material weakness constituted (1) expanded review processes for the Company’s assessment of its ability to realize historical deferred tax assets on its acquired businesses in accordance with Section 382 of the Internal Revenue Code and the Company’s tax provision controls and (2) the utilization of additional third-party professionals and consultants regarding income tax matters.

Changes in Internal Control over Financial Reporting

Other than as described above, there has been no change in our internal control over financial reporting during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 1.    LEGAL PROCEEDINGS

Information regarding our legal proceedings can be found under the Contingencies sections of Note 7. Commitments and Contingencies to the Consolidated Financial Statements included within this report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

None.

Item 6.    Exhibits

The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit Index

Exhibit No.	Description
10.1
Amended and Restated Employment Agreement effective as of May 10, 2022 by and between BurgerFi International, Inc. and Karl Goodhew (Incorporated by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q filed by the registrant on May 16, 2022).

31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 has been formatted in Inline XBRL.
___________________________
*    Filed herewith.
**    Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2022

BurgerFi International, Inc.

By:	/s/ Ian Baines
Ian Baines
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael Rabinovitch
Michael Rabinovitch
Chief Financial Officer (Principal Financial and Accounting Officer)