Form 10-Q
period 2022-10-03
BurgerFi International, Inc.
filed 2022-11-16
CIK 1723580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 dqq    uring the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of November 10, 2022 was 22,253,232

i

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
ii

Part I. Financial Information
BurgerFi International Inc., and Subsidiaries
Condensed Consolidated Balance Sheets

	Unaudited
(in thousands, except for per share data)	October 3, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$14,141	$14,889
Accounts receivable, net	1,361	1,689
Inventory	1,317	1,387
Other current assets	5,288	3,258
TOTAL CURRENT ASSETS	22,107	21,223
PROPERTY & EQUIPMENT, net	23,061	29,035
OPERATING RIGHT-OF-USE ASSET, net	49,804	—
GOODWILL	43,021	98,000
INTANGIBLE ASSETS, net	162,356	168,723
OTHER ASSETS	1,358	738
TOTAL ASSETS	$301,707	$317,719
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade and other	$9,254	$7,841
Accrued expenses	8,606	5,302
Short-term operating lease liability	9,505	—
Short-term borrowings, including finance leases	3,491	3,331
Other current liabilities	7,055	7,856
TOTAL CURRENT LIABILITIES	37,911	24,330
NON-CURRENT LIABILITIES
Long-term borrowings, including finance leases	56,181	56,797
Redeemable preferred stock, $0.0001 par value, 10,000,000 shares authorized, 2,120,000 shares issued and outstanding as of October 3, 2022 and December 31, 2021, $53 million principal redemption value	50,416	47,525
Long-term operating lease liability	41,372	—
Related party note	9,107	8,724
Deferred income taxes	903	1,353
Other non-current liabilities	1,602	5,715
TOTAL LIABILITIES	197,492	144,444
COMMITMENTS AND CONTINGENCIES - Note 7
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 100,000,000 shares authorized, 22,253,232 and 21,303,500 shares issued and outstanding as of October 3, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	305,201	296,992
Accumulated deficit	(200,988)	(123,719)
TOTAL STOCKHOLDERS' EQUITY	104,215	173,275
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$301,707	$317,719

See accompanying notes to condensed consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except for per share data)	October 3, 2022	September 30, 2021	October 3, 2022	September 30, 2021
REVENUE
Restaurant sales	$40,361	$8,688	$124,954	26,067
Royalty and other fees	2,465	1,956	7,179	6,233
Royalty - brand development and co-op	429	471	1,351	1,527
TOTAL REVENUE	43,255	11,115	133,484	33,827
Restaurant level operating expenses:
Food, beverage and paper costs	11,665	2,671	37,017	7,786
Labor and related expenses	12,217	2,524	37,126	7,131
Other operating expenses	7,464	1,871	22,077	5,718
Occupancy and related expenses	3,848	719	11,575	2,280
General and administrative expenses	5,511	4,062	18,943	10,599
Depreciation and amortization expense	4,253	2,194	13,427	6,473
Share-based compensation expense	1,010	3,668	9,295	6,785
Brand development, co-op and advertising expense	1,159	411	2,998	1,785
Goodwill impairment	—	—	55,168	—
Store closure costs	568	132	1,134	132
Pre-opening costs	—	615	474	1,243
TOTAL OPERATING EXPENSES	47,695	18,867	209,234	49,932
OPERATING LOSS	(4,440)	(7,752)	(75,750)	(16,105)
Other income (loss)	2,627	(2)	2,546	2,240
Gain on change in value of warrant liability	726	2,732	2,050	10,405
Interest expense	(2,245)	(5)	(6,562)	(46)
Loss before income taxes	(3,332)	(5,027)	(77,716)	(3,506)
Income tax benefit (expense)	—	9	447	(731)
Net loss	(3,332)	(5,018)	(77,269)	(4,237)
Weighted average common shares outstanding:
Basic	22,253,232	17,892,769	22,146,258	17,866,168
Diluted	22,253,232	17,895,932	22,146,258	18,154,434

Net loss per common share:
Basic	$(0.15)	$(0.28)	(3.49)	(0.24)
Diluted	$(0.15)	$(0.28)	(3.49)	(0.93)

See accompanying notes to condensed consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
(in thousands, except for share data)	Shares	Amount
Balance as of June 30, 2021	17,838,476	$2	$264,415	$(1,444)	$262,973
Share-based compensation	—	—	3,615	—	3,615
Shares issued for warrant exercises	55,000	—	53	—	53
Net income	—	—	—	(5,018)	(5,018)
Balance as of September 30, 2021	17,893,476	$2	$268,083	$(6,462)	$261,623

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
(in thousands, except for share data)	Shares	Amount
Balance as of June 30, 2022	22,253,232	$2	$304,191	$(197,656)	$106,537
Share-based compensation	—	—	1,010	—	1,010
Shares issued for share-based compensation*	—	—		—	—
Shares withheld for taxes	—	—		—	—
Net loss	—	—	—	(3,332)	(3,332)
Balance as of October 3, 2022	22,253,232	$2	$305,201	$(200,988)	$104,215

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
(in thousands, except for share data)	Shares	Amount
Balance as of December 31, 2020	17,541,838	$2	$261,298	$(2,225)	$259,075
Share-based compensation	—	—	6,657	—	6,657
Shares issued for shares-based compensation	60,000	—	128	—	128
Shares issued for warrant exercises	7,969	—	—	—	—
Exchange of UPO units	283,669	—	—	—	—
Net income	—	—	—	(4,237)	(4,237)
Balance as of September 30, 2021	17,893,476	$2	$268,083	$(6,462)	$261,623

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
(in thousands, except for share data)	Shares	Amount
Balance as of December 31, 2021	21,303,500	$2	$296,992	$(123,719)	$173,275
Share-based compensation	—	—	5,485	—	5,485
Shares issued for share-based compensation	965,676	—	3,810	—	3,810
Shares issued in acquisition of Anthony's*	123,131	—	—	—	—
Shares withheld for taxes	(139,075)	—	(1,086)	—	(1,086)
Net loss	—	—	—	(77,269)	(77,269)
Balance as of October 3, 2022	22,253,232	$2	$305,201	$(200,988)	$104,215
*Timing of share issuance differs from recognition of related financial statement dollar amounts.

See accompanying notes to condensed consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(in thousands)	October 3, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(77,269)	$(4,237)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Goodwill impairment	55,168	—
Recovery of doubtful accounts, net	(150)	44
Depreciation and amortization	13,427	6,473
Gain on extinguishment of debt	—	(2,237)
Deferred income taxes	(447)	731
Share-based compensation	9,295	6,785
Forfeited franchise deposits	(884)	(128)
Gain on change in value of warrant liability	(2,050)	(10,405)
Loss on disposal of property and equipment	720	22
Non-cash lease cost	173	—
Other non-cash interest	3,512	—
Changes in operating assets and liabilities
Accounts receivable	295	99
Inventory	70	(130)
Other assets	(2,350)	74
Accounts payable - trade	1,156	669
Accrued expenses and other current liabilities	2,160	868
Other long-term liabilities	(263)	559
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,563	(813)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,330)	(8,182)
Proceeds from the sale of property and equipment	1,025	—
Other investing activities	(117)	(35)
NET CASH USED IN INVESTING ACTIVITIES	(422)	(8,217)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings	(2,507)	(3,058)
Proceeds from line of credit	1,000	—
Tax payments for restricted stock upon vesting	(1,086)	—
Debt issuance costs	(164)	—
Repayments of finance leases	(132)	—
NET CASH USED IN FINANCING ACTIVITIES	(2,889)	(3,058)
NET DECREASE IN CASH	(748)	(12,088)
CASH, beginning of period	14,889	40,383
CASH, end of period	$14,141	28,295

Supplemental cash flow disclosures:
Cash paid for interest	$2,180	$—

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

As of October 3, 2022, the Company had 178 franchised and corporate-owned restaurants of the two following brands:

BurgerFi. BurgerFi is a fast-casual “better burger” concept with 117 franchised and corporate-owned restaurants as of October 3, 2022, offering burgers, hot dogs, crispy chicken, frozen custard, hand-cut fries, shakes, beer, wine and more.

Anthony’s. Anthony’s is a pizza and wing brand that operated 61 corporate-owned casual restaurant locations, as of October 3, 2022. The concept is centered around a coal fired oven, and its menu offers “well-done” pizza, coal fired chicken wings, homemade meatballs, and a variety of handcrafted sandwiches and salads.

Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as discussed below and elsewhere through the Quarterly Report on Form 10-Q, substantial doubt about the Company’s ability to continue as a going concern exists. Please see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A Risk Factors for further information.

The Company’s credit agreement (“Credit Agreement”) with a syndicate of banks has approximately $68.8 million in financing outstanding as of October 3, 2022 and expires on June 15, 2024. The credit agreement contains numerous covenants, including those whereby the Company is required to meet certain trailing twelve month quarterly financial ratios and a minimum liquidity requirement. The Company was in compliance with all of the covenants under the Credit Agreement as of October 3, 2022.

While the Company’s overall business results have improved sequentially and comparatively to the prior period, some of the financial covenants contained within the Credit Agreement require financial performance to improve at a rate faster than we have experienced and at a faster rate than we expect to experience over the next twelve months. As a result, management believes it is probable that the Company will not be in compliance with each of the financial covenants in the Credit Agreement over the next 12 months, which would constitute a breach of the credit agreement and an event of default if not cured in accordance with its terms. Any such default would allow the lenders to call the debt sooner than its maturity date of June 15, 2024. In the event that the lenders do call the debt during the next 12 months as the result of a covenant breach, the Company is not forecasted to have the readily available funds to repay the debt, which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

The Company has been and continues to be in communication with its lenders about potential options to address concerns related to meeting the covenant requirements over the next 12 months. Management cannot, however, predict the results of any such negotiations.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that results from the uncertainty described above.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

We are required to evaluate events occurring after October 3, 2022 for recognition and disclosure in the unaudited consolidated financial statements for the three and nine month periods ended October 3, 2022. Events are evaluated based on whether they represent information existing as of October 3, 2022, which require recognition, or new events occurring after October 3, 2022 which do not require recognition but require disclosure if the event is significant. We evaluated events occurring subsequent to October 3, 2022 through the date of issuance of these unaudited consolidated financial statements.

On July 28, 2022, our Board of Directors approved the change to a 52-53-week fiscal year ending on the Monday nearest to December 31 of each year in order to improve the alignment of financial and business processes following the acquisition of Anthony’s. Our current fiscal year will end on January 2, 2023. As of October 3, 2022, the BurgerFi brand operated on a calendar year-end. Differences arising from the different fiscal period-ends were not deemed material for the period ended October 3, 2022 and the year ended December 31, 2021.

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

Corporate-owned stores and Franchised stores

Store activity for the nine months ended October 3, 2022 and the year ended December 31, 2021 are as follows:

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	October 3, 2022			December 31, 2021
	Corporate-owned	Franchised	Total	Corporate-owned	Franchised	Total
Total BurgerFi and Anthony's	86	92	178	86	93	179

BurgerFi stores, beginning of the period	25	93	118	17	102	119
BurgerFi stores opened	3	6	9	10	6	16
BurgerFi stores transferred	(3)	3	—	(1)	1	—
BurgerFi stores closed	—	(10)	(10)	(1)	(16)	(17)
BurgerFi total stores, end of the period	25	92	117	25	93	118

Anthony's stores, beginning of period	61	—	61	61	—	61
Anthony's total stores, end of the period	61	—	61	61	—	61

End of quarter and end of year store totals included one international store at October 3, 2022 and December 31, 2021.

Net Loss per Common share

Net Loss per common share is computed by dividing Net Loss by the weighted average number of common shares outstanding for the period. The Company has considered the effect of (1) warrants outstanding to purchase 15,063,800 shares of common stock and (2) 75,000 shares of common stock and warrants to purchase 75,000 shares of common stock in the unit purchase option, (3) 1,703,659 shares of restricted stock unit grants in the calculation of income per share, and (4) the impact of any dividends associated with our redeemable preferred stock.

Reconciliation of Net Loss per Common Share

Basic and diluted net (loss) income per common share is calculated as follows:

(in thousands, except for per share data)	Three Months Ended		Nine Months Ended
Numerator:	October 3, 2022	September 30, 2021	October 3, 2022	September 30, 2021
Net loss attributable to common stockholders	$(3,332)	$(5,018)	$(77,269)	$(4,237)
Reversal of gain on change in value of warrant liability	—	—	—	(12,619)
Net loss available to common stockholders - diluted	$(3,332)	$(5,018)	$(77,269)	$(16,856)

Denominator:
Weighted-average shares outstanding, basic	22,253,232	17,892,769	22,146,258	17,866,168
Effect of dilutive securities:
Restricted stock grants and warrants	—		—	282,472
UPOs	—	3,163	—	5,794
Diluted weighted-average shares outstanding	22,253,232	17,895,932	22,146,258	18,154,434

Basic net loss per common share	$(0.15)	$(0.28)	$(3.49)	$(0.24)
Diluted net loss per common share	$(0.15)	$(0.28)	$(3.49)	$(0.93)

For the three and nine months ended October 3, 2022, there were no dilutive warrants.

Employer Retention Tax Credits

The Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, made a number of changes to employer retention tax credits previously made available under The Coronavirus Aid, Relief, and Economic Security Act,

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

including modifying and extending the Employee Retention Credit (“ERC”) for the six calendar months ending June 30, 2021. As a result of such legislation, the Company qualified for ERC for the first and second calendar quarters of 2021 and has applied for ERC through amended payroll tax filings for the applicable quarters. We recognized $2.6 million, net of third party preparation fees, in other income (loss) related to ERC in our condensed consolidated statements of operations for the three and nine months ended October 3, 2022.

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

2.    Property & Equipment

Property and equipment consisted of the following:

(in thousands)	October 3, 2022	December 31, 2021
Leasehold improvements	$17,868	$19,900
Kitchen equipment and other equipment	9,435	7,810
Computers and office equipment	1,525	1,425
Furniture and fixtures	2,657	2,340
Vehicles	66	88
	31,551	31,563
Less: Accumulated depreciation and amortization	(8,490)	(2,528)
Property and equipment – net	$23,061	$29,035

Depreciation and amortization expense totaled $2.2 million and $7.1 million for the three and nine months ended October 3, 2022. Depreciation and amortization expense totaled $0.1 million and $1.0 million for the three and nine months ended September 30, 2021.

3.    Intangible Assets

The following is a summary of the components of intangible assets and the related amortization expense:

	October 3, 2022			December 31, 2021
(in thousands)	Amount	Accumulated Amortization	Net Carrying Value	Amount	Accumulated Amortization	Net Carrying Value
Franchise agreements	$24,839	$6,358	$18,481	$24,839	$3,696	$21,143
Trade names / trademarks	143,749	6,813	136,936	143,750	3,220	140,530
Liquor licenses	6,679	—	6,679	6,678	—	6,678
Other intangible assets	1,312	1,052	260	1,311	939	372
	$176,579	$14,223	$162,356	$176,578	$7,855	$168,723

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Liquor licenses are considered to have an indefinite life and reviewed for impairment at the end of each reporting period. The Company also reviews both indefinite and definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Intangible asset amortization expense for the three and nine months ended October 3, 2022 was $2.1 million and $6.4 million. Intangible asset amortization expense totaled $1.8 million and $5.4 million for the three and nine months ended September 30, 2021.

4.    Goodwill

The following table presents goodwill by reporting unit as of October 3, 2022:

(in thousands)	Goodwill, gross	Accumulated Impairment Loss	Goodwill, net
BurgerFi	$123,988	$(123,988)	$—
Anthony's	80,684	(37,663)	43,021
Total	$204,672	$(161,651)	$43,021

The Company conducts its goodwill impairment test annually in December, and evaluates on a quarterly basis if indicators of impairment exist. The Company evaluates its goodwill based on its two reporting units, Anthony's and BurgerFi. As a result of a significant sustained decline in the Company’s share price and market capitalization during the six months ended June 30, 2022, the Company conducted its impairment test as of June 30, 2022.

ASC 350, Intangibles – Goodwill and Other (“ASC 350”) requires goodwill to be tested for impairment at the reporting unit level. For ASC 350 testing purposes, the Company compared the fair value of the reporting units with their carrying amounts. The fair value of the reporting units were estimated giving consideration to the Income Approach, including the discounted cash flow method, and the Market Approach, including the similar transactions method and guideline public company method. Significant inputs and assumptions in the analysis included forecasts (e.g., revenue, operating costs, capital expenditures, etc.), discount rate, long-term growth rate, tax rates, etc. for the reporting units under the Income Approach and market-based enterprise value to revenue multiples under the Market Approach.

As a result of the ASC 350 analysis conducted as of June 30, 2022, the Company recognized a non-cash pre-tax impairment loss of $55.2 million during the nine months ended October 3, 2022 to write down the remaining carrying value of goodwill for the BurgerFi brand by $17.5 million and the carrying value of goodwill for the Anthony's brand by $37.7 million. The non-cash impairment loss is included in the unaudited condensed consolidated statement of operations under the caption “goodwill impairment” for the nine months ended October 3, 2022.

5.    Acquisitions

On November 3, 2021, the Company acquired 100% of the outstanding common shares and voting interests of Hot Air (the “Anthony’s Acquisition”). The acquisition was accounted for as a business combination using the acquisition method of accounting.

The allocation of the purchase price was based upon preliminary estimates and assumptions and is subject to revision when the Company receives final information. Accordingly, the measurement period for such purchase price allocations will end when the information, or the facts and circumstances, become available, but will not exceed twelve months from the date of acquisition.

During the nine months ended October 3, 2022, we adjusted our preliminary estimate of the fair value of net assets acquired by $0.2 million. The adjustments to the preliminary estimate of net assets acquired resulted in a corresponding increase in estimated goodwill and includes updates to estimates of provisional amounts recorded for certain accruals and receivables as of the Anthony's Closing Date.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The accounting for the Anthony's acquisition is considered provisional because certain aspects of the purchase price allocation including the valuation of accruals have not been finalized.

For the nine months ended September 30, 2021, unaudited proforma revenue and net loss were $124.1 million and $16.1 million.

6.    Related Party Transactions

The Company is also affiliated with various entities through common control and ownership. The accompanying condensed consolidated balance sheets reflect amounts related to periodic advances between the Company and these entities for working capital and other needs as due from related companies or due to related companies, as appropriate. The amounts due from related companies are not expected to be repaid within one year and accordingly, are classified as non-current assets in the accompanying condensed consolidated balance sheets. These advances are unsecured and non-interest bearing.

There were approximately $0.3 million and no amounts included as due from related companies in the condensed consolidated balance sheets as of October 3, 2022 and December 31, 2021, respectively.

The Company received royalty revenue from franchisees related to a significant stockholder of a nominal amount for the three months and approximately $0.1 million for the nine months ended October 3, 2022 and $0.1 million and $0.3 million for each of the three and nine months ended September 30, 2021.

The Company leased building space for its former corporate office from an entity under common ownership with a significant stockholder. This lease had a 36-month term, effective January 1, 2020. In January 2022, the Company exercised its right to terminate this lease effective as of July 2022. For the nine months ended October 3, 2022 rent expense was approximately $0.1 million. For the three and nine months ended September 30, 2021, rent expense was approximately $0.1 million and $0.2 million.

Pursuant to a lease amendment entered into in February 2022, the Company leases building space for its corporate office from an entity controlled by the Company's Executive Chairman of the Board. This lease has a 10-year term with an option to renew. For the three and nine months ended October 3, 2022, rent expense was approximately $0.2 million and $0.4 million.

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

On January 3, 2022, the Company granted the Consultant Principal 37,959 unrestricted shares of common stock of the Company. The Company recorded share-based compensation associated with this grant of approximately $0.2 million during the nine months ended October 3, 2022.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

7.    Commitments and Contingencies

Sale Commitment

In February 2020, the Company entered into an asset purchase agreement with an unrelated third party for the sale of substantially all of the assets used in connection with the operation of BF Dania Beach, LLC. The closing of this transaction has been delayed due to additional negotiation that has been on-going. In the event the transaction is terminated, the Company will begin operating the restaurant, and return the deposit to the unrelated third-party purchaser. Assets used in the operations of BF Dania Beach, LLC totaling $0.7 million have been classified as held for sale in the condensed consolidated balance sheets as of October 3, 2022 and December 31, 2021.

Contingencies

Eric Gilbert v. BurgerFi International, Inc., Ophir Sternberg, et al. (Court of Chancery of the State of Delaware, Case No. 2022-0185- , filed on February 25, 2022). Mr. Gilbert filed a class action lawsuit against BurgerFi International, Inc. and each of the members of the Board of Directors alleging that the Company’s Amended and Restated Bylaws improperly contains a provision restricting written consents by the stockholders. Mr. Gilbert sought an amendment to the bylaws, as well as attorney’ fees and costs. On March 23, 2022, BurgerFi made conforming amendments to its bylaws to remove the provision restricting written consents by the stockholders. On March 24, 2022, Mr. Gilbert and the Court entered an order voluntarily dismissing the action as moot and retaining jurisdiction to determine Mr. Gilbert’s application for award of attorney’s fees and expenses. At this stage, the Company cannot reasonably estimate the likelihood of an unfavorable outcome nor can we reasonably estimate of the amount or range of potential loss. Based on the information known to date, the Company’s potential liability appears to be reasonably possible, but the amount or range of potential loss cannot be reasonably estimated.

Second 82nd SM, LLC v. BF NY 82, LLC, BurgerFi International, LLC and BurgerFi International, Inc. (Supreme Court of the State of New York County of New York, index No. 654907/2021, filed August 11, 2021). A lawsuit was filed by Second 82nd SM, LLC (“Landlord”) against BF NY 82, LLC (“Tenant”) whereby Landlord brought a seven-count lawsuit for, among other things, breach of the lease agreement and underlying guaranty of the lease. The amount of damages Landlord is seeking is over $0.5 million, which constitutes back rent, late charges, real estate taxes, illuminated sign charges and water/sewer charges. On November 3, 2021, the Company filed a Motion to Dismiss the Complaint. On November 17, 2021, the Tenant filed an Answer to Landlord’s Complaint and a cross claim against the Company, which the Company answered on December 7, 2021. On December 22, 2021, the Company filed its Response in Opposition to Landlord’s Motion for Summary Judgment and Memo in further Support of its Motion to Dismiss. The parties continue to discuss possible settlement, including turning over possession of the premises to the Landlord and payment of certain rent amounts. The Company is unable to predict the ultimate outcome of this matter, however, losses may be material to the Company’s financial position and results of operations.

Lion Point Capital, L.P. v. BurgerFi International, Inc. (Supreme Court of the State of New York County of New York, Index No. 653099/2022, filed August 26, 2022. A lawsuit filed by Lion Point against the Company, alleging that the Company failed to timely register Lion Point’s shares in violation of the registration rights agreement to which Lion Point is a party, which allegedly resulted in losses in excess of $26 million. We believe that all claims are meritless, and we plan to vigorously defend these allegations. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the cases described above, therefore, no contingent liability has been recorded as of October 3, 2022; any losses, however, may be material to the Company's financial position and results of operations.

John Rosatti, as Trustee of the John Rosatti Revocable Trust U/A/D 08/27/2001 (the “JR Trust”) v. BurgerFi International, Inc. (Circuit Court for the Eleventh Judicial Circuit, Florida, File No. 146578749). On March 28, 2022, the JR Trust filed a suit against BurgerFi alleging that the JR Trust suffered losses in excess of $10 million relating to BurgerFi’s alleged failure to timely file a registration statement. The parties entered in to negotiations that would resolve this matter as well as all other litigation and disputes between the parties, including the disputes surrounding certain stores owned directly or indirectly by the JR Trust that are operated on its behalf by the Company however, a settlement is still being negotiated between the parties. No assurance can be made that the parties will enter into any such final settlement agreement on the proposed terms or at all.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Burger Guys of Dania Pointe, et. al. v. BFI, LLC (Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, Case No. 50-2021-CA -006501-XXXX-MB, filed May 21, 2021). In response to a demand letter issued by BurgerFi to Gino Gargiulo, a former franchisee, demanding that Mr. Gargiulo pay the balance owed under an asset purchase agreement wherein BurgerFi sold the Dania Beach, Florida BurgerFi location to Mr. Gargiulo, Mr. Gargiulo filed suit against BurgerFi claiming, in addition to other matters, that no further monies are owed under the asset purchase agreement and alleges that BurgerFi is responsible for one of Gargiulo’s former failed franchises in Sunny Isles, Florida, losses he has allegedly sustained at his Dania Beach location, as well as reimbursement of expenses in connection with his marketing company. Mr. Gargiulo seeks damages in excess of $2 million in the aggregate. The parties attended mediation on January 20, 2022, but it ended in an impasse. Mr. Gargiulo amended his complaint in April 2022, which, among other matters, amended the defendant parties. In October 2022, the Company filed an additional motion to dismiss the amended complaint and a motion to stay discovery, both of which are pending with the Court. We believe that all claims are meritless, and we plan to vigorously defend these allegations. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the cases described above, therefore, no contingent liability has been recorded as of October 3, 2022; any losses, however, may be material to the Company's financial position and results of operations.

All Round Food Bakery Products, Inc. v. BurgerFi International, LLC and Neri’s Bakery Products, Inc. et al (Supreme Court Westchester County, New York (Index Number 52170-2020)). In a suit filed in February 2020, the plaintiff, All Round Food Bakery Products, Inc. (“All Round Food”) alleges breach of contract and lost profits in excess of $1 million over the course of the supply agreement with the Company and Neri’s Bakery Products, Inc. (“Neri’s” and together with the Company, the “Defendants”). The Defendants assert, among other matters, that the supply agreement amongst the parties, whereby All Round Food was warehousing BurgerFi products produced by Neri’s, was terminated when All Round Food failed to cure its material breach of the supply agreement after due notice. The parties attended mediation to attempt to resolve the dispute, however, no resolution was reached. We believe that all claims are meritless, and we plan to vigorously defend these allegations. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the cases described above, therefore, no contingent liability has been recorded as of October 3, 2022; any losses, however, may be material to the Company's financial position and results of operations.

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

General Liability and Other Claims

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

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Purchase Commitments

From time to time, we enter into purchase commitments for food commodities in the normal course of business. As of October 3, 2022, we entered into $0.5 million in unconditional purchase obligations over the next quarter.

8.    Debt

(in thousands)	October 3, 2022	December 31, 2021
Term loan	$55,321	$57,761
Related party note	10,000	10,000
Revolving line of credit	3,500	2,500
Other notes payable	809	874
Finance lease liability	976	—
Total Debt	$70,606	$71,135
Less: Unamortized debt discount to related party note	(893)	(1,276)
Less: Unamortized debt issuance costs	(934)	(1,007)
Total Debt, net	68,779	68,852
Less: Short-term borrowings, including finance leases	(3,491)	(3,331)
Total Long-term borrowings, including finance leases and related party note	$65,288	$65,521

Credit Agreement

The Company’s Credit Agreement with a syndicate of commercial banks provides up to $71.8 million in financing. The Credit Agreement, which terminates on June 15, 2024, provides the Company with lender financing structured as a $57.8 million term loan, a $4 million revolving loan, and a $10 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) provided by a related party that is a significant stockholder. The terms of the Credit Agreement require the Company to repay the principal of the term loan in quarterly installments with the balance due at the maturity date.

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

Please see Note 1, Organization and Summary of Significant Accounting Policies, for further discussion on the Credit Agreement, including regarding our potential default thereof.

Interest expense for the three and nine months ended October 3, 2022 was $2.2 million and $6.6 million. Included within interest expense for the three and nine months ended October 3, 2022 is amortization of debt issuance costs in the amount of $0.1 million and $0.4 million and the amortization of related party note debt discount in the amount of $0.1 million and $0.4 million. Additionally, included within interest expense for the three and nine months ended October 3, 2022 is non-cash interest expense on the redeemable preferred stock in the amount of $1.0 million and $2.8 million. Interest expense for the three and nine months ended September 30, 2021 was de minimis.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

9.    Income Taxes

The Company is subject to federal and state income taxes in the United States. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter. For the three and nine months ended October 3, 2022, the Company concluded that it has a recent history of losses and has recognized a valuation allowance against the balance of its existing deferred tax assets.

For the three and nine months ended October 3, 2022, the Company's effective income tax rate was 0.0% and 0.6%, respectively. The difference from the U.S. corporate statutory federal income tax rate of 21%, is primarily the result of the valuation allowance applied to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. For the three and nine months ended September 30, 2021, the Company's effective income tax rate was (0.1)% and 20.8%, respectively, differing from the U.S. corporate statutory federal income tax rate of 21%, and the difference is primarily the result of the valuation allowance applied to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. As of October 3, 2022, the Company had unrecognized tax benefits of $0.2 million. The Company files income tax returns in the U.S. with Federal, State and local agencies. The Company, and its subsidiaries are subject to U.S. Federal, state and local tax examinations for tax years starting in 2018. The Company does not currently have any ongoing income tax examinations in any of its jurisdictions.

10.    Stockholders' Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At October 3, 2022 and December 31, 2021, there were 22,253,232 shares and 21,303,500 shares of common stock outstanding, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of October 3, 2022 and December 31, 2021, there were 2,120,000 shares of preferred stock outstanding.

Warrants and Options

As of October 3, 2022, the Company had the following warrants and options outstanding: 15,063,800 warrants outstanding, each exercisable for one share of common stock at an exercise price of $11.50 including 11,468,800 in public warrants, 3,595,000 in private placement warrants (“private warrants”), 75,000 unit purchase option units that are exercisable for one share of common stock at an exercise price of $10.00 and warrants exercisable for one share of common stock at an exercise price of $11.50. The public warrants expire in December 2025.

Warrant Liability

The Company has private warrants which include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging, with changes in fair value included in the condensed consolidated statements of operations.

The warrant liability was $0.7 million and $2.7 million at October 3, 2022 and December 31, 2021, respectively. The gain on change in value of warrant liability for the three and nine months ended October 3, 2022 was $0.7 million and $2.1 million, and is recognized in the accompanying condensed consolidated statement of operations. The gain on change in value of warrant liability for the three and nine months ended September 30, 2021 was $2.7 million, and $10.4 million, and is recognized in the accompanying condensed consolidated statement of operations.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following is an analysis of changes in the warrant liability:

	October 3, 2022
(in thousands)	Three Months Ended	Nine Months Ended
Warrant liability, beginning	$1,382	$2,706
Gain during the period	726	2,050
Warrant liability at October 3, 2022	$656	$656

The fair value of the warrants are determined using the publicly-traded price of our common stock on the valuation dates of $2.48 on October 3, 2022 and $5.67 on December 31, 2021. See Note 11. Fair Value Measurements.

Share-Based Compensation

The Company has the ability to grant stock options, stock appreciation rights, restricted stock, restricted stock units, other share-based awards and performance compensation awards to current or prospective employees, directors, officers, consultants or advisors under the Company’s 2020 Omnibus Equity Incentive Plan (the “Plan”).

On January 3, 2022, the Company filed a Registration Statement with the SEC to register 1,065,175 additional shares of common stock, $0.0001 par value per share, of the Company under the Plan, pursuant to the “evergreen” provision of the Plan providing for an automatic increase in the number of shares reserved for issuance under the Plan.

As of October 3, 2022 and December 31, 2021, there were approximately 430,000 and 126,000 shares of common stock available for future grants under the Plan, respectively.

Restricted Stock Unit Awards

The following table summarizes activity of restricted stock units during the nine months ended October 3, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	1,783,698	$14.18
Granted	552,847	4.69
Vested	(324,289)	14.80
Forfeited	(308,597)	12.32
Non-vested at October 3, 2022	1,703,659	$11.29

Share-based compensation recognized during three and nine months ended October 3, 2022 was approximately $1.0 million and $9.3 million. Share-based compensation recognized during the three and nine months ended September 30, 2021 was $3.7 million and $6.8 million. As of October 3, 2022, there was approximately $12.9 million of total unrecognized compensation cost related to unvested restricted stock units or performance-based restricted stock unit awards to be recognized over a weighted average period of 2.8 years.

11.    Fair Value Measurements

Fair values of financial instruments are estimated using public market prices, quotes from financial institutions, and other available information. The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of October 3, 2022 and December 31, 2021.

	Items Measured at Fair Value at October 3, 2022
(in thousands)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Redeemable preferred stock	$—	$50,416	$—
Related party note	—	9,107	—
Warrant liability	—	—	656
Total	$—	$59,523	$656

	Items Measured at Fair Value at December 31, 2021
(in thousands)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Redeemable preferred stock	$—	$47,525	$—
Related party note	—	8,724	—
Warrant liability	—	—	2,706
Total	$—	$56,249	$2,706

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

The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2 in the fair value hierarchy, is determined based on third-party market appraisals. The fair value of our warrant liability is measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy. The fair value of the private placement warrants, private warrants, and working capital warrants was determined using the publicly-traded price of our common stock on the valuation dates of $2.48 on October 3, 2022 and $5.67 on December 31, 2021 and was estimated using a Dynamic Black-Scholes model. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price, risk free interest rate and volatility assumptions. The calculated warrant price for private warrants was $0.18 and $0.75 on October 3, 2022 and December 31, 2021.

The input variables for the Black-Scholes are noted in the table below:

	October 3, 2022	December 31, 2021
Risk-free interest rate	4.02%	1.11%
Expected life in years	3.21	3.96
Expected volatility	57.2%	41.8%
Expected dividend yield	—%	—%

Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets and definite-lived intangible assets which are adjusted to fair value upon impairment. In determining fair value, we used an income-based approach. As a number of assumptions and estimates were involved that are largely unobservable, they are classified as Level 3 inputs within the fair value hierarchy. Assumptions used in these forecasts are consistent with internal planning,

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

and include revenue growth rates, royalties, gross margins, and operating expense in relation to the current economic environment and the Company’s future expectations.

12.    Segment Information

Prior to the Anthony's acquisition in November 2021, the Company had one operating and reportable segment. As such, segment information is presented for the nine months ended October 3, 2022, but not prior periods as all information in comparable prior periods relates to the BurgerFi brand. Following the Anthony's acquisition, the Company has two operating and reportable segments: BurgerFi and Anthony's.

The following tables present revenue and net loss by segment:

(in thousands)	Three Months Ended October 3, 2022	Nine Months Ended October 3, 2022
Revenue:
BurgerFi	$11,775	$37,628
Anthony's	31,480	95,856
Total	$43,255	$133,484

Net loss:
BurgerFi	$(1,752)	$(36,439)
Anthony's	(1,580)	(40,830)
Total	$(3,332)	$(77,269)

13.    Leases

The Company has entered into various lease agreements. For the three and nine months ended October 3, 2022 rent expense was approximately $4.0 million, and $11.8 million. For the three and nine months ended September 30, 2021 rent expense was approximately $1.0 million, and $2.8 million. These lease agreements expire on various dates through 2033 and have renewal options.

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

Upon transition, on January 1, 2022, we recorded the following increases (decreases) to the respective line items on the Condensed Consolidated Balance Sheet:

(in thousands)	Adjustment as of January 2, 2022
Prepaid expenses	$(773)
Operating right-of-use asset, net	57,385
Finance right-of-use asset, net	855
Deferred rent	(900)
Short-term operating lease liability	9,457
Short-term finance lease liability	143
Long-term operating lease liability	49,149
Long-term finance lease liability	712

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

A summary of finance and operating lease right-of-use assets and liabilities as of October 3, 2022 is as follows:

(in thousands)	Classification	October 3, 2022
Operating leases	Operating right-of-use asset, net	$49,804
Finance leases	Property & equipment, net	914
Total right-of-use assets		$50,718

Operating leases:
	Short-term operating lease liability	$9,505
	Long-term operating lease liability	41,372
Finance leases:
	Short-term borrowings, including finance leases	156
	Long-term borrowings, including finance leases	819
Total lease liabilities		$51,852

The components of lease expense for the three and nine months ended October 3, 2022 is as follows:

(in thousands)	Classification	Three Months Ended October 3, 2022	Nine Months Ended October 3, 2022
Operating lease cost	Occupancy and related expenses Pre-opening costs Store closure costs	$3,202	$9,796
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	62	196
Interest on lease liabilities	Interest expense	15	48
Less: Sublease income	Occupancy and related expenses	(47)	(141)
Total lease cost		$3,232	$9,899

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The maturity of the Company's operating and finance lease liabilities as of October 3, 2022 is as follows:

(in thousands)	Operating Leases	Finance Leases
10/4/2022 - 12/31/2022	$3,103	$57
01/01/2023 - 12/31/2023	12,178	200
01/01/2024 - 12/31/2024	10,432	184
01/01/2025 - 12/31/2025	8,927	170
01/01/2026 - 12/31/2026	7,110	159
Thereafter	19,581	404
Total undiscounted lease payments	61,331	1,174
Less: present value adjustment	10,454	199
Total net lease liabilities	$50,877	$975

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

As of October 3, 2022, the Company had additional operating lease commitments of $2.2 million for non-cancelable leases without a possession date.

A summary of lease terms and discount rates for finance and operating leases is as follows:

Nine Months Ended
October 3, 2022
Weighted-average remaining lease term (in years)
Operating leases	6.3
Finance leases	6.5
Weighted-average discount rate
Operating leases	6.0%
Finance leases	6.0%

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

Overview

BurgerFi International, Inc. and its wholly owned subsidiaries (“BurgerFi” or the “Company,” also “we,” “us,” and “our”) is a leading multi-brand restaurant company that develops, markets and acquires fast-casual and premium-casual dining restaurant concepts around the world, including corporate-owned stores and franchises. On November 3, 2021, the Company acquired (the “Anthony’s acquisition”) 100% of the outstanding shares of Hot Air, Inc. ("Hot Air"). Hot Air, through its subsidiaries, owns the business of operating upscale casual dining restaurants in the specialty pizza and wings segment under the name “Anthony's Coal Fired Pizza & Wings” (“Anthony's”). The results of operations, financial position and cash flows of Anthony's is included in our consolidated financial statements as of the closing date of the acquisition. As of October 3, 2022, we were the owner and franchisor of the two following brands:

BurgerFi. BurgerFi is a fast-casual “better burger” concept, renowned for delivering an exceptional, all-natural premium “better burger” experience in a refined, contemporary environment. BurgerFi’s chef-driven menu offerings and eco-friendly restaurant design drive our brand communication. It offers a classic American menu of premium burgers, hot dogs, crispy chicken, frozen custard, hand-cut fries, shakes, beer, wine and more. Originally founded in 2011 in Lauderdale-by-the-Sea, Florida, the purpose was simple – “RedeFining” the way the world eats burgers by providing an upscale burger offering, at a fast-casual price point. BurgerFi is committed to an uncompromising and rewarding dining experience that promises fresh food of transparent quality. Since its inception, BurgerFi has grown to 117 BurgerFi locations, and as of October 3, 2022, was comprised of 25 corporate-owned restaurants and 92 franchised restaurants in two countries including 24 states within the United States, as well as Puerto Rico.

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

Anthony’s. Anthony’s is a premium pizza and wing brand operating 61 corporate-owned casual restaurant locations, as of October 3, 2022. Anthony’s prides itself on serving fresh, never frozen, high-quality ingredients. The concept is centered around a 900-degree coal fired oven, and its menu offers “well-done” pizza, coal fired chicken wings, homemade meatballs, and a variety of handcrafted sandwiches and salads. The restaurants also feature a deep wine and craft beer selection to round out the menu. The pizzas are prepared using a unique coal fired oven to quickly seal in natural flavors while creating a lightly charred crust. Anthony’s provides a differentiated offering among its casual dining peers driven by its coal fired oven, which enables the use of fresh, high-quality ingredients with quicker ticket times.

Since its inception in 2002, the Anthony’s brand has grown to 61 corporate-owned locations, as of October 3, 2022, primarily along the East coast and has restaurants in eight states, including Florida (28), Pennsylvania (12), New Jersey (8), New York (5), Massachusetts (4), Delaware (2), Maryland (1), and Rhode Island (1).

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

Segments

We have two operating and reportable segments: BurgerFi and Anthony’s. Our business generates revenue from the following sources: restaurant sales, royalties and other fees, consisting primarily of royalties based on a percentage of sales reported by franchised restaurants and paid by franchisees, and franchise fees, consisting primarily of licensing fees paid by franchisees, and royalty - brand development and co-op, consisting of royalties collected for advertising and related costs.

Significant Recent Developments Regarding COVID-19 and Inflation

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly spreading outbreak of a novel strain of coronavirus designated COVID-19. The pandemic has significantly impacted economic conditions in the United States, where all of our corporate-owned restaurants are located. While the adverse effects of the COVID-19 pandemic have subsided, uncertainties arising from the COVID-19 pandemic could continue to disrupt economic conditions and business activities, as new outbreaks and variants of COVID-19 arise. The extent to which the COVID-19 pandemic, including emerging variants and inflation, could affect our business, operations and financial results is uncertain as it will depend upon numerous evolving factors that management may not be able to accurately predict, including the continued emergence of new strains of COVID-19.

We believe that we have taken appropriate steps to mitigate the effects of the COVID-19 pandemic and inflation on our business, and our business model has, thus far, proven resilient. We continue to actively monitor the effects of the COVID-19 pandemic on our operations, and to the extent that future business activities are adversely affected by the pandemic, we intend to take appropriate actions designed to mitigate these impacts. We continue to adapt to the changing operational and economic environment that has resulted from the COVID-19 pandemic. Our top priority has been to take appropriate actions to protect the health and safety of our employees, customers and business partners, and we continue to monitor evolving health guidelines and respond to changes as appropriate. Notwithstanding moderation of the COVID-19 pandemic and related governmental and other restrictions, we may continue to experience negative effects on our business and operations from possible longer-term changes in consumer and customer behavior and/or from negative economic conditions, including recent inflationary effects on labor and food costs, supply chain disruptions and availability of labor.

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

Key Metrics

The following key metrics are important indicators of the overall direction of our business, including trends in sales and the effectiveness of our marketing, operating, and growth initiatives:

	Consolidated
(in thousands except for percentage data)	Three Months Ended October 3, 2022*	Nine Months Ended October 3, 2022*
Systemwide Restaurant Sales	$70,627	$218,014
Systemwide Restaurant Sales Growth	(2)%	1%
Systemwide Restaurant Same Store Sales Growth	(2)%	(1)%
Corporate-Owned Restaurant Sales	$40,284	$124,319
Corporate-Owned Restaurant Sales Growth	4%	7%
Corporate-Owned Restaurant Same Store Sales Growth	1%	3%
Franchise Restaurant Sales	$30,343	$93,695
Franchise Restaurant Sales Growth	(8)%	(6)%
Franchise Restaurant Same Store Sales Growth	(6)%	(6)%
Digital Channel % of Systemwide Sales	34%	35%

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

	Three Months Ended October 3, 2022		Three Months Ended September 30, 2021
(in thousands, except for percentage data)	BurgerFi	Anthony's*	BurgerFi
Systemwide Restaurant Sales	$39,147	$31,480	$41,407
Systemwide Restaurant Sales Growth	(5)%	4%	25%
Systemwide Restaurant Same Store Sales Growth	(7)%	3%	8%
Corporate-Owned Restaurant Sales	$8,804	$31,480	$8,470
Corporate-Owned Restaurant Sales Growth	4%	4%	34%
Corporate-Owned Restaurant Same Store Sales Growth	(11)%	3%	7%
Franchise Restaurant Sales	$30,343	N/A	$32,937
Franchise Restaurant Sales Growth	(8)%	N/A	23%
Franchise Restaurant Same Store Sales Growth	(6)%	N/A	9%
Digital Channel % of Systemwide Sales	33%	36%	37%

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

	Nine Months Ended October 3, 2022		Nine Months Ended September 30, 2021
(in thousands, except for percentage data)	BurgerFi	Anthony's*	BurgerFi
Systemwide Restaurant Sales	$122,159	$95,856	$125,420
Systemwide Restaurant Sales Growth	(3)%	6%	34%
Systemwide Restaurant Same Store Sales Growth	(7)%	6%	17%
Corporate-Owned Restaurant Sales	$28,484	$95,856	$25,344
Corporate-Owned Restaurant Sales Growth	12%	6%	46%
Corporate-Owned Restaurant Same Store Sales Growth	(11)%	6%	18%
Franchise Restaurant Sales	$93,695	N/A	$100,043
Franchise Restaurant Sales Growth	(6)%	N/A	31%
Franchise Restaurant Same Store Sales Growth	(6)%	N/A	16%
Digital Channel % of Systemwide Sales	34%	37%	40%

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

Systemwide Restaurant Sales

“Systemwide Restaurant Sales” are not revenues to the Company, however the Company records royalty revenue based as a percentage of Systemwide Restaurant Sales. Systemwide Restaurant Sales is presented as informational data in order to understand the aggregation of franchised stores sales, ghost kitchen and corporate-owned store sales performance. Systemwide Restaurant Sales growth refers to the percentage change in sales at all franchised restaurants, ghost kitchens and corporate-owned restaurants in one period from the same period in the prior year. Systemwide Restaurant Same Store Sales growth refers to the percentage change in sales at all franchised restaurants, ghost kitchens, and corporate-owned restaurants once the restaurant has been in operation after 14 months. See definition below under Digital Channel discussion for Same Store Sales.

Corporate-Owned Restaurant Sales

“Corporate-Owned Restaurant Sales” represent the sales generated only by corporate-owned restaurants. Corporate-Owned Restaurant Sales growth refers to the percentage change in sales at all corporate-owned restaurants in one period from the same period in the prior year. Corporate-Owned Restaurant Same Store Sales growth refers to the percentage change in sales at all corporate-owned restaurants once the restaurant has been in operation after 14 months. These measures highlight the performance of existing corporate-owned restaurants.

Franchise Restaurant Sales

“Franchise Restaurant Sales” represent the sales generated only by franchisee-owned restaurants and are not recorded as revenue, however, the royalties based on a percentage of these franchise restaurant sales are recorded as revenue. Franchise Restaurant Sales growth refers to the percentage change in sales at all franchised restaurants in one period from the same period in the prior year. Franchise Restaurant Same Store Sales growth refers to the percentage change in sales at all franchised restaurants once the restaurant has been in operation after 14 months. These measures highlight the performance of existing franchised restaurants.

Same Store Sales

We use the measure of “Same Store Sales” to evaluate the performance of our store base, which excludes the impact of new stores and closed stores, in both periods under comparison. We include a restaurant in the calculation of Same Store Sales once it has been in operation after 14 months. A restaurant that is temporarily closed (including as a result of the COVID-19 pandemic), is included in the Same Store Sales computation. A restaurant that is closed permanently, such as upon termination of the lease, or other permanent closure, is immediately removed from the Same Store Sales computation. Our calculation of Same Store Sales may not be comparable to others in the industry.

Digital Channel Percentage of Systemwide Sales

We use the measure of “Digital Channel” percentage of systemwide sales to evaluate the performance of our investments made in our digital platform and partnerships with third party delivery partners. We believe our digital platform capabilities are a vital element to continuing to serve our customers and will continue to be a differentiator for the Company as compared to some of our competitors. Digital Channel as percentages of systemwide sales are indicative of the sales placed through our digital platforms and the percentage of those digital sales when compared to total sales at all our franchised and corporate-owned restaurants.

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

(in thousands, except for per share data)	Three Months Ended		Nine Months Ended
REVENUE	October 03, 2022	September 30, 2021	October 03, 2022	September 30, 2021
Restaurant sales	$40,361	$8,688	$124,954	$26,067
Royalty and other fees	2,465	1,956	7,179	6,233
Royalty - brand development and co-op	429	471	1,351	1,527
TOTAL REVENUE	43,255	11,115	133,484	33,827
Restaurant level operating expenses:
Food, beverage and paper costs	11,665	2,671	37,017	7,786
Labor and related expenses	12,217	2,524	37,126	7,131
Other operating expenses	7,464	1,871	22,077	5,718
Occupancy and related expenses	3,848	719	11,575	2,280
General and administrative expenses	5,511	4,062	18,943	10,599
Depreciation and amortization expense	4,253	2,194	13,427	6,473
Share-based compensation expense	1,010	3,668	9,295	6,785
Brand development, co-op and advertising expense	1,159	411	2,998	1,785
Goodwill impairment	—	—	55,168	—
Store closure costs	568	132	1,134	132
Pre-opening costs	—	615	474	1,243
TOTAL OPERATING EXPENSES	47,695	18,867	209,234	49,932
OPERATING LOSS	(4,440)	(7,752)	(75,750)	(16,105)
Other income (loss)	2,627	(2)	2,546	2,240
Gain on change in value of warrant liability	726	2,732	2,050	10,405
Interest expense	(2,245)	(5)	(6,562)	(46)
Loss before income taxes	(3,332)	(5,027)	(77,716)	(3,506)
Income tax benefit (expense)	—	9	447	(731)
Net loss	$(3,332)	$(5,018)	$(77,269)	$(4,237)

Revenue
The following table presents our revenue by segment:

	Three Months Ended		Nine Months Ended
(in thousands)	October 3, 2022	September 30, 2021	October 3, 2022	September 30, 2021
BurgerFi	$11,775	$11,115	$37,628	$33,827
Anthony's	31,480	—	95,856	—
Total Consolidated	$43,255	$11,115	$133,484	$33,827

Comparison of the three months ended October 3, 2022 and September 30, 2021

Restaurant Sales

For the three months ended October 3, 2022, the Company’s restaurant sales increased by approximately $31.7 million or 365% as compared to the three months ended September 30, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $31.5 million, or 99% of the increase in restaurant sales.

Restaurant Level Operating Expenses

Restaurant level operating expenses are as follows:

	Three Months Ended October 3, 2022		Three Months Ended September 30, 2021
(in thousands, except for percentage data)	In dollars	As a % of restaurant sales	In dollars	As a % of restaurant sales
Consolidated:
Restaurant Sales	$40,361	100%	$8,688	100%
Restaurant level operating expenses:
Food, beverage and paper costs	11,665	28.9%	2,671	30.7%
Labor and related expenses	12,217	30.3%	2,524	29.1%
Other operating expenses	7,464	18.5%	1,871	21.5%
Occupancy and related expenses	3,848	9.5%	719	8.3%
Total	$35,194	87.2%	$7,785	89.6%

BurgerFi:
Restaurant Sales	$8,881	100%	$8,688	100%
Restaurant level operating expenses:
Food, beverage and paper costs	2,738	30.8%	2,671	30.7%
Labor and related expenses	2,666	30.0%	2,524	29.1%
Other operating expenses	1,982	22.3%	1,871	21.5%
Occupancy and related expenses	906	10.2%	719	8.3%
Total	$8,292	93.4%	$7,785	89.6%

Anthony's *:
Restaurant Sales	$31,480	100%	$30,385	100%
Restaurant level operating expenses:
Food, beverage and paper costs	8,927	28.4%	9,331	30.7%
Labor and related expenses	9,551	30.3%	8,856	29.1%
Other operating expenses	5,482	17.4%	5,544	18.2%
Occupancy and related expenses	2,942	9.3%	2,888	9.5%
Total	$26,902	85.5%	$26,619	87.6%

*Included within the data presented above is information for Anthony's for the respective periods in 2021 which is presented only for informational purposes as Anthony's was not under common ownership until November 2021, the date of acquisition.

Total consolidated restaurant level operating expenses as a percentage of restaurant sales was 87.2% for the three months ended October 3, 2022 as compared to 89.6% for the three months ended September 30, 2021, an improvement of 240 basis points. This 240 basis points improvement is primarily attributable to the Anthony's brand acquisition which represents a large portion of our restaurant level financial results and a reduction in operating expenses from more efficient management of our third-party delivery programs.

Food, Beverage and Paper Costs

Food, beverage, and paper costs for the three months ended October 3, 2022 increased approximately $9.0 million, or 337% as compared to the three months ended September 30, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $8.9 million or 99% of the increase. The remaining increase of $0.1 million resulted from the operation of new BurgerFi corporate-owned restaurants during the three months ended October 3, 2022 and higher food, beverage and paper costs. As a percentage of restaurant sales, food, beverage and paper costs were 28.9% for the three months October 3, 2022 as compared to 30.7% for the three months ended September 30, 2021. This decrease is primarily attributable to the lower food, beverage and paper costs at our Anthony's brand which represents a large portion our financial results.

Labor and Related Expenses

Labor and related expenses for the three months ended October 3, 2022 increased by approximately $9.7 million, or 384% as compared to the three months ended September 30, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $9.6 million, or 99% of the increase. As a percentage of corporate-owned restaurant sales, labor and related expenses were 30.3% for the three months ended October 3, 2022 as compared to 29.1% for the three months ended September 30, 2021. This 120 basis points increase is primarily due to including our Anthony's brand which represents a large portion of our restaurant level financial results.

Other Operating Expenses

Other operating expenses for the three months ended October 3, 2022 increased by approximately $5.6 million, or 299% as compared to the three months ended September 30, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $5.5 million, or 98% of the increase. As a percentage of corporate-owned restaurant sales, other operating expenses were 18.5% for the three months ended October 3, 2022 as compared to 21.5% for the three months ended September 30, 2021. This 300 basis points decrease primarily relates to lower other operating expenses at our Anthony's brand which represents a large portion our financial results and more efficient management of our third-party delivery programs.

Occupancy and Related Expenses

Occupancy and related expenses for the three months ended October 3, 2022 increased by approximately $3.1 million, or 435% as compared to the three months ended September 30, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $2.9 million, or 94% of the increase. The remaining increase of $0.2 million resulted from the operation of new BurgerFi corporate-owned restaurants during the three months ended October 3, 2022. As a percentage of corporate-owned restaurant sales, occupancy and related expenses were 9.5% for the three months ended October 3, 2022 as compared to 8.3% for the three months ended September 30, 2021. This increase primarily relates to the higher occupancy and related expenses as a % of sales at our Anthony's brand which represents a large portion our financial results.

General and Administrative Expenses

General and administrative expenses for the three months ended October 3, 2022 increased by approximately $1.4 million, or 36% as compared to the three months ended September 30, 2021. This increase primarily related to the acquisition of Anthony's, which contributed approximately $2.3 million, or 159% of the increase partially offset by a decrease of $0.9 million as a result of lower Anthony’s acquisition costs during the three months ended October 3, 2022 as compared to the three months ended September 30, 2021.

Share-Based Compensation Expense

Share-based compensation expense was $1.0 million for the three months ended October 3, 2022 as compared to $3.7 million for the three months ended September 30, 2021 primarily as a result of reduced expense on awards with market vesting conditions and forfeitures during the quarter ended October 3, 2022 as compared to the prior period.

Depreciation and Amortization Expense

Depreciation and amortization expense was $4.3 million for the three months ended October 3, 2022 as compared to $2.2 million for the three months ended September 30, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $2.0 million, or 95% of the increase.

Other Income (Loss)

Other income (loss) was approximately $2.6 million during the three months ended October 3, 2022 as compared to an immaterial amount during the three months ended September 30, 2021 primarily related to recording an Employee

Retention Credit (“ERC”) made available through changed Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) legislation.

Interest Expense

Interest expense was approximately $2.2 million during the three months ended October 3, 2022 as compared to $0.01 million during the three months ended September 30, 2021. This increase is primarily due to interest expense resulting from the debt acquired in the Anthony's acquisition and non-cash interest expense incurred of $1.0 million in relation to the accretion in value of preferred stock.

Gain on Change in Value of Warrant Liability

The Company recorded a non-cash gain of approximately $0.7 million during the three months ended October 3, 2022 related to change in the fair value of the warrant liability. The gain is primarily attributable to a decrease in the trading price of our publicly traded warrants.

Income Tax Benefit (Expense)

For the three months ended October 3, 2022, the Company recorded no income tax benefit. This resulted in an effective tax rate of 0%. For the three months ended September 30, 2021, the Company recorded de minimis income tax expense due to valuation allowance, which resulted in an effective tax rate of (0.1)%.

Net Loss

Net loss was $3.3 million compared with a net loss of $5.0 million, for the three months ended October 3, 2022 and 2021. The change is primarily due to ERC partially offset by the net operating results including amortization of fixed assets and purchased intangibles of Anthony’s.

Adjusted EBITDA

Adjusted EBITDA was approximately $1.6 million and $0.2 million, for the three months ended October 3, 2022 and September 30, 2021, respectively. The change in Adjusted EBITDA for the three months ended October 3, 2022 is primarily the result of the acquisition of Anthony's and Corporate-Owned Restaurant Sales growth. Please see below for reconciliation of Non-U.S. GAAP Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net (loss) income on a consolidated basis and by segment.

Comparison of the nine months ended October 3, 2022 and September 30, 2021

Restaurant Sales

For the nine months ended October 3, 2022, the Company’s restaurant sales increased by approximately $98.9 million or 379% as compared to the nine months September 30, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $95.9 million, or 97% of the increase in restaurant sales. The remaining increase of $3.0 million resulted from the operation of new BurgerFi corporate-owned restaurants during the nine months ended October 3, 2022 offset by a decline in BurgerFi same store sales of 11%.

Restaurant Level Operating Expenses

Restaurant level operating expenses are as follows:

	Nine Months Ended October 3, 2022		Nine Months Ended September 30, 2021
(in thousands, except for percentage data)	In dollars	As a % of restaurant sales	In dollars	As a % of restaurant sales
Consolidated:
Restaurant Sales	$124,954	100%	$26,067	100%
Restaurant level operating expenses:
Food, beverage and paper costs	37,017	29.6%	7,786	29.9%
Labor and related expenses	37,126	29.7%	7,131	27.4%
Other operating expenses	22,077	17.7%	5,718	21.9%
Occupancy and related expenses	11,575	9.3%	2,280	8.7%
Total	$107,795	86.3%	$22,915	87.9%

BurgerFi:
Restaurant Sales	$29,098	100%	$26,067	100%
Restaurant level operating expenses:
Food, beverage and paper costs	9,180	31.5%	$7,786	29.9%
Labor and related expenses	8,317	28.6%	7,131	27.4%
Other operating expenses	6,033	20.7%	5,718	21.9%
Occupancy and related expenses	2,772	9.5%	2,280	8.7%
Total	$26,302	90.4%	$22,915	87.9%

Anthony's*:
Restaurant Sales	$95,856	100%	$90,347	100%
Restaurant level operating expenses:
Food, beverage and paper costs	$27,837	29.0%	27,129	30.0%
Labor and related expenses	28,809	30.1%	26,118	28.9%
Other operating expenses	16,044	16.7%	16,414	18.2%
Occupancy and related expenses	8,803	9.2%	8,114	9.0%
Total	$81,493	85.0%	$77,775	86.1%

*Included within the data presented above is information for Anthony's for the respective periods in 2021 which is presented only for informational purposes as Anthony's was not under common ownership until November 2021, the date of acquisition.

Total consolidated restaurant level operating expenses as a percentage of restaurant sales was 86.3% for the nine months ended October 3, 2022 as compared to 87.9% for the nine months ended September 30, 2021, an improvement of 160 basis points. This 160 basis points improvement is primarily attributable to including our Anthony's brand which represents a large portion of our restaurant level financial results and a reduction in operating expenses at both brands from more efficient management of our third-party delivery programs.

Food, Beverage and Paper Costs

Food, beverage, and paper costs for the nine months ended October 3, 2022 increased approximately $29.2 million, or 375% as compared to the nine months ended September 30, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $27.8 million, or 95% of the increase. The remaining increase of $1.4 million resulted from the operation of new BurgerFi corporate-owned restaurants during the nine months ended October 3, 2022 and higher food, beverage and paper costs. As a percentage of restaurant sales, food, beverage and paper costs were 29.6% for the nine months October 3, 2022 as compared to 29.9% for the nine months ended September 30, 2021.

Labor and Related Expenses

Labor and related expenses for the nine months ended October 3, 2022 increased by approximately $30.0 million, or 421% as compared to the nine months ended September 30, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $28.8 million, or 96% of the increase. The remaining increase of $1.2 million resulted from the operation of new BurgerFi corporate-owned restaurants during the nine months ended October 3, 2022. As a percentage of corporate-owned restaurant sales, labor and related expenses were 29.7% for the nine months ended October 3, 2022 as compared to 27.4% for the nine months ended September 30, 2021. This 230 basis points increase is due to including our Anthony's brand which represents a large portion of our restaurant level financial results and loss of leverage on labor and related expenses at our BurgerFi brand as a result of a decrease in same store sales.

Other Operating Expenses

Other operating expenses for the nine months ended October 3, 2022 increased by approximately $16.4 million, or 286% as compared to the nine months ended September 30, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $16.0 million, or 98% of the increase. As a percentage of corporate-owned restaurant sales, other operating expenses were 17.7% for the nine months ended October 3, 2022 as compared to 21.9% for the nine months ended September 30, 2021. This 420 basis points decrease primarily relates to lower other operating expenses at our Anthony's brand which represents a large portion our financial results and more efficient management of our third-party delivery programs.

Occupancy and Related Expenses

Occupancy and related expenses for the nine months ended October 3, 2022 increased by approximately $9.3 million, or 408% as compared to the nine months ended September 30, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $8.8 million, or 95% of the increase. The remaining increase of $0.5 million resulted from the operation of new BurgerFi corporate-owned restaurants during the nine months ended October 3, 2022. As a percentage of corporate-owned restaurant sales, occupancy and related expenses were 9.3% for the nine months ended October 3, 2022 as compared to 8.7% for the nine months ended September 30, 2021.

General and Administrative Expenses

General and administrative expenses for the nine months ended October 3, 2022 increased by approximately $8.3 million, or 79% as compared to the nine months ended September 30, 2021. This increase partially related to the acquisition of Anthony's, which contributed approximately $6.6 million, or 80% of the increase. The remaining increase of $1.7 million was primarily driven by higher directors’ and officers’ insurance costs, higher legal, professional and other corporate expenses during the nine months ended October 3, 2022 as compared to the nine months ended September 30, 2021.

Share-Based Compensation Expense

Share-based compensation expense was $9.3 million for the nine months ended October 3, 2022 as compared to $6.8 million for the nine months ended September 30, 2021 primarily as a result of restricted stock unit and stock awards under the Company’s 2020 Omnibus Equity Incentive Plan made in the first quarter of 2022.

Goodwill Impairment

    The Company recorded goodwill impairment charges of $55.2 million for the nine months ended October 3, 2022 in relation to the goodwill balance for our Anthony's reporting unit and the remaining goodwill balance for our BurgerFi reporting unit. The goodwill impairment amount was driven by the impact on the Company's market capitalization.

Depreciation and Amortization Expense

Depreciation and amortization expense was $13.4 million for the nine months ended October 3, 2022 as compared to $6.5 million for the nine months ended September 30, 2021. This increase was primarily related to the acquisition of

Anthony's, which contributed approximately $6.1 million, or 88% of the increase. The remaining increase of $0.9 million resulted from the operation of new BurgerFi corporate-owned restaurants.

Other Income (Loss)

Other income (loss) was approximately $2.5 million during the nine months ended October 3, 2022, primarily related to recording an ERC made available through changed CARES Act legislation, and $2.2 million during the nine months ended September 30, 2021, primarily as a result of debt forgiveness on all of our Paycheck Protection Program (“PPP”) loans.

Interest Expense

Interest expense was approximately $6.6 million during the nine months ended October 3, 2022 as compared to $0.05 million during the nine months ended September 30, 2021. This increase is primarily due to an increase in interest expense resulting from the debt acquired in the Anthony's acquisition and non-cash interest expense incurred of $3.6 million in relation to the accretion in value of preferred stock.

Gain on Change in Value of Warrant Liability

The Company recorded a non-cash gain of approximately $2.1 million during the nine months ended October 3, 2022 related to change in the fair value of the warrant liability. The gain is primarily attributable to a decrease in the trading price of our publicly traded warrants.

Income Tax Benefit (Expense)

For the nine months ended October 3, 2022, the Company recorded income tax benefit of $0.4 million, primarily as a result of a valuation allowance on the Company’s deferred tax assets. This resulted in an effective tax rate of approximately 0.60%. For the nine months ended September 30, 2021, the Company recorded income tax expense of $0.7 million as a result of a valuation allowance on the Company's deferred tax assets. This resulted in an effective tax rate of approximately 20.8%.

Net Loss

Net loss was approximately $77.3 million for the nine months ended October 3, 2022 as compared to net income of $4.2 million for the nine months ended September 30, 2021. This change is primarily the result of goodwill impairment charges of $55.2 million in relation to BurgerFi and Anthony's coupled with higher depreciation, amortization of intangibles, share-based compensation and interest expense resulting from the acquisition-related debt.

Adjusted EBITDA

Adjusted EBITDA was approximately $6.5 million and $1.2 million, for the nine months ended October 3, 2022 and September 30, 2021, respectively. The change in Adjusted EBITDA for the nine months ended October 3, 2022 is primarily the result of the acquisition of Anthony's and Corporate-Owned Restaurant Sales growth. Refer below for reconciliation of Non-U.S. GAAP Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net (loss) income on a consolidated basis and by segment.

Non-U.S. GAAP Financial Measures

As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”). We define Adjusted EBITDA as net loss before employee retention credits and PPP loan gain, the gain on change in value of warrant liability, income tax (benefit) expense, interest expense (which includes non-cash interest on preferred stock and interest accretion on related party notes), depreciation and amortization, share-based compensation expense, pre-opening costs, store closure costs, legal settlements, merger, acquisition and integration costs, loss (gain) on sale of assets and goodwill impairment.

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

Below is a reconciliation of Non-U.S. GAAP Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net (loss) income on a consolidated basis and by segment:

	Consolidated
	Three Months Ended		Nine Months Ended
(in thousands)	October 3, 2022	September 30, 2021	October 3, 2022	September 30, 2021
Net loss	(3,332)	(5,018)	(77,269)	(4,237)
Employee retention credits/ PPP loan gain	(2,626)	—	(2,626)	(2,237)
Gain on change in value of warrant liability	(726)	(2,732)	(2,050)	(10,405)
Income tax (benefit) expense	—	(9)	(447)	731
Interest expense	2,245	5	6,562	46
Depreciation and amortization expense	4,253	2,194	13,427	6,473
Share-based compensation expense	1,010	3,668	9,295	6,785
Pre-opening costs	—	615	474	1,243
Store closure costs	568	132	1,134	132
Legal settlements	81	66	393	477
Merger, acquisition and integration costs	168	1,271	2,472	2,169
Loss on sale of assets	1	—	1	9
Goodwill impairment	—	—	55,168	—
Adjusted EBITDA	$1,642	$192	$6,534	$1,186

	BurgerFi		Anthony's
(in thousands)	Three Months Ended October 3, 2022	Nine Months Ended October 3, 2022	Three Months Ended October 3, 2022	Nine Months Ended October 3, 2022
Net loss	$(1,752)	$(36,439)	$(1,580)	$(40,830)
Employee retention credits	(2,626)	(2,626)	—	—
Gain on change in value of warrant liability	(726)	(2,050)	—	—
Income tax (benefit) expense	—	(451)	—	4
Interest expense	1,003	2,960	1,242	3,602
Depreciation and amortization expense	2,212	7,335	2,041	6,092
Share-based compensation expense	1,010	9,295	—	—
Pre-opening costs	—	474	—	—
Store closure costs	548	1,134	20	—
Legal settlements	81	393	—	—
Merger, acquisition and integration costs	168	2,359	—	113
Loss (gain) on sale of assets	(5)	(5)	6	6
Goodwill impairment	—	17,505	—	37,663
Adjusted EBITDA	$(87)	$(116)	$1,729	$6,650
.

Liquidity, Capital Resources, and COVID-19

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand. As of October 3, 2022, we maintained a cash balance of approximately $14.1 million.

Our primary requirements for liquidity are to fund our working capital needs, operating and finance lease obligations, capital expenditures and general corporate needs. Our requirements for working capital are generally not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our ongoing capital expenditures are principally related to opening new restaurants, remodels and maintenance, as well as investments in our digital and corporate infrastructure. We estimate our capital expenditures will be approximately $2.0 million for the year ending January 2, 2023.

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly spreading outbreak of a novel strain of coronavirus designated COVID-19. The pandemic has significantly impacted economic conditions in the United States, where all of our corporate-owned restaurants are located. While the adverse effects of the COVID-19 pandemic have subsided, uncertainties arising from the COVID-19 pandemic could continue to disrupt economic conditions and business activities, as new outbreaks and variants of COVID-19 arise. The extent to which the COVID-19 pandemic, including emerging variants, could affect our business, operations and financial results is uncertain as it will depend upon numerous evolving factors that management may not be able to accurately predict, including the continued emergence of new strains of COVID-19.

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

Credit Agreement

The Company has a credit agreement with a syndicate of commercial banks providing up to $71.8 million in financing (“Credit Agreement”). The Credit Agreement has approximately $68.8 million in financing outstanding as of October 3, 2022 and expires on June 15, 2024. The Credit Agreement, which terminates on June 15, 2024, provides the Company with lender financing structured as a $57.8 million term loan, a $4 million revolving loan, and a $10 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) provided by a related party and a significant stockholder. Pursuant to the terms of an amendment to the Credit Agreement effective as of March 9, 2022, certain of the covenants were amended, such that the Company, together with the other borrowers and the guarantors party to the Credit Agreement, agreed to pay incremental deferred interest of 2% per annum, in the event that the Credit Agreement is not repaid on or prior to June 15, 2023; provided, however, that if no event of default has occurred and is continuing then (1) no incremental deferred interest will be due if all of the obligations under the Credit Agreement have been paid on or prior to December 31, 2022, and (2) only 50% of the incremental deferred interest will be owed if all of the obligations under the Credit Agreement have been paid from and after January 1, 2023 and on or prior to March 31, 2023.

The Credit Agreement contains numerous covenant clauses, including those whereby the Company is required to meet certain trailing twelve month quarterly financial ratios and a minimum liquidity requirement. The Company was in compliance with all of the covenants under the Credit Agreement as of October 3, 2022.

While the Company’s overall business results have improved sequentially and comparatively to the prior period, some of the financial covenants contained within the Credit Agreement require financial performance to improve at a rate faster than we have experienced and at a faster rate than we expect to experience over the next twelve months. As a result, management believes it is probable that the Company will not be in compliance with each of the financial covenants in its credit agreement over the next 12 months, which would constitute a breach of the Credit Agreement and an event of default if not cured in accordance with its terms. Any such default would allow the lenders to call the debt sooner than its maturity date of June 15, 2024. In the event that the lenders do call the debt during the next 12 months as the result of a covenant breach, the Company is not forecasted to have the readily available funds to repay the debt, which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

The Company has been and continues to be in communication with its lenders about potential options to address concerns related to meeting the covenant requirements over the next 12 months. Management cannot, however, predict the results of any such negotiations.

The following table presents the summary cash flow information for the periods indicated:

	Nine Months Ended
(in thousands)	October 3, 2022	September 30, 2021
Net cash (used in) provided by:
Operating activities	$2,563	$(813)
Investing activities	(422)	(8,217)
Financing activities	(2,889)	(3,058)
Net decrease in cash	$(748)	$(12,088)

Cash Flows Provided by Operating Activities

During the nine months ended October 3, 2022, cash flows provided by operating activities were approximately $2.6 million. The cash flows used in operating activities resulted from a net loss of $77.3 million, which was primarily related to goodwill impairment of $55.2 million, depreciation and amortization of $13.4 million, share-based compensation of $9.3 million, non-cash interest of $3.5 million, and gain on change in value of warrant liability of $2.1 million. Additionally, changes in operating assets and liabilities resulted in a net liability increase of approximately $1.1 million, which was mainly due to a net increase in accounts payable, accrued expenses and other current liabilities.

Cash Flows Used in Investing Activities

During the nine months ended October 3, 2022, cash flows used in investing activities were approximately $0.4 million primarily related to the purchase of property and equipment of $1.3 million offset by the proceeds from sale of property and equipment of $1.0 million.

Cash Flows Used in Financing Activities

During the nine months ended October 3, 2022, cash flows used in financing activities were approximately $2.9 million, which were primarily related to principal payments on borrowings of approximately $2.5 million, proceeds from line of credit of $1.0 million and tax payments relating to vesting of restricted stock of approximately $1.1 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered on this Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures continued were effective as of October 3, 2022, as the material weakness described below has been remediated.

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

In connection with the material weakness as it relates to the accounting for income taxes that was identified as of and for the year ended December 31, 2021, management re-evaluated the effectiveness of such controls as of October 3, 2022 and concluded that such controls were operating effectively as of October 3, 2022. The remediation of the material weakness constituted (1) expanded review processes for the Company’s assessment of its ability to realize historical deferred tax assets on its acquired businesses in accordance with Section 382 of the Internal Revenue Code and the Company’s tax provision controls and (2) the utilization of additional third-party professionals and consultants regarding income tax matters.

Changes in Internal Control over Financial Reporting

Other than as described above, there has been no change in our internal control over financial reporting during the nine months ended October 3, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 1.    Legal Proceedings

Information regarding our legal proceedings can be found under the Contingencies sections of Note 7. Commitments and Contingencies to the Consolidated Financial Statements included within this report.

Item 1A. Risk Factors

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in the 2021 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

Except as set forth below, there have been no material changes to the risk factors disclosed in the 2021 Form 10-K.

At this time, our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict. We believe it is probable that we will be in breach of our covenants under our Credit Agreement within the next 12 months, which raises substantial doubt about our ability to continue as a going concern.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing beyond our Credit Agreement. The Credit Agreement has approximately $68.8 million in financing outstanding as of October 3, 2022 and expires on June 15, 2024. The terms of our outstanding indebtedness provide for significant principal and interest payments, and subjects us to certain financial and non-financial covenants, including debt service leverage, coverage, and liquidity ratios, each as defined in the Credit Agreement. We cannot assure that cash on hand, cash flow from operations and any financing we are able to obtain through the Credit Agreement will be sufficient to continue to fund our operations and allow us to satisfy our obligations.

At October 3, 2022, we were compliant with our financial covenants. While the Company’s overall business results have improved sequentially and comparatively to the prior period, some of the financial covenants contained within the Credit Facility require financial performance to improve at a rate faster than we have experienced and at a faster rate than we expect to experience over the next twelve months. As a result, management believes it is probable that the Company will not be in compliance with the each of the financial covenants in its credit agreement over the next 12 months, which would constitute a breach of the Credit Agreement and an event of default if not cured in accordance with its terms. If we expect to be out of compliance under the Credit Agreement, we intend to seek waivers or forbearances from our lenders prior to any covenant violation. Any covenant waiver or forbearance may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable to us under these facilities, and such increased costs, restrictions and modifications may vary among debt facilities. There can be no assurance that we would be able to obtain waivers or forbearances in a timely manner, on acceptable terms or at all.

If we are unable to comply with the covenants in the Credit Agreement and unable to obtain a waiver or forbearance from our lenders, any such default would allow the lenders to call the debt sooner than its maturity date of June 15, 2024. In the event that the lenders do call the debt during the next 12 months as the result of a covenant breach, the

Company is not forecasted to have the readily available funds to repay the debt, which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. Management and the Board of Directors are evaluating options to improve liquidity and address the Company’s long-term capital structure, however, there can be no assurance that any such option or plan will be available on favorable terms, or at all.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

None.

Item 6.    Exhibits

The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit Index

Exhibit No.	Description
10.1*	Amended Independent Contractor Agreement, effective as of September 1, 2022, between the Company and The Ivy Companies, Inc.

31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended October 3, 2022 has been formatted in Inline XBRL.
___________________________
*    Filed herewith.
**    Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 2022

BurgerFi International, Inc.

By:	/s/ Ian Baines
Ian Baines
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael Rabinovitch
Michael Rabinovitch
Chief Financial Officer (Principal Financial and Accounting Officer)