Form 10-K
period 2023-01-02
BurgerFi International, Inc.
filed 2023-04-03
CIK 1723580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-38417
____________________________________________________
BurgerFi International, Inc.
(Exact name of Registrant as specified in its Charter)
____________________________________________________

Delaware	82-2418815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 West Cypress Creek Rd., Suite 220, Fort Lauderdale, FL	33309
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (954) 618-2000
____________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	BFI	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share	BFIIW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐1
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐1

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2022, was $52,015,985.
The number of shares of Registrant’s common stock outstanding as of March 27, 2023 was 23,823,105.

1 Per SEC guidance, this blank checkbox is included on this cover page but no disclosure with respect thereto shall be made until the adoption and effectiveness of related stock exchange listing standards.

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

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” and other similar references refer to BurgerFi International, Inc. after consummation of the BurgerFi acquisition and, unless otherwise stated, all its subsidiaries. The term “BurgerFi” refers to the system-wide fast casual “better burger” concept with 114 franchise and corporate-owned locations in the United States and internationally as of January 2, 2023. The term “Anthony’s” refers to the upscale casual, “well-done” premium pizza and wing concept with 60 corporate-owned locations in the United States as of January 2, 2023.

Overview

The Company is a leading multi-brand restaurant company that develops, markets and acquires fast-casual and premium-casual dining restaurant concepts around the world, including corporate-owned stores and franchises. As of January 2, 2023, we were the owner, operator and franchisor of the two following brands:

BurgerFi. BurgerFi is a fast-casual “better burger” concept, renowned for delivering an exceptional, all-natural premium “better burger” experience in a refined, contemporary environment. BurgerFi’s chef-driven menu offerings and eco-friendly restaurant design drive our brand communication. It offers a classic American menu of premium burgers, hot dogs, crispy chicken, frozen custard, hand-cut fries, shakes, beer, wine and more. Originally founded in 2011 in Lauderdale-by-the-Sea, Florida, the purpose was simple – “RedeFining” the way the world eats burgers by providing an upscale burger offering, at a fast-casual price point. BurgerFi is committed to an uncompromising and rewarding dining experience that promises fresh food of transparent quality. Since its inception, BurgerFi has grown to 114 BurgerFi locations, and as of January 2, 2023, is comprised of 25 corporate-owned restaurants and 89 franchised restaurants in 2 countries and 23 states, as well as Puerto Rico.

BurgerFi was named "The Very Best Burger" at the 2023 edition of the nationally acclaimed SOBE Wine and Food Festival, "Best Fast Casual Restaurant" in USA Today's 10Best 2022 Readers' Choice Awards for the second consecutive year, QSR Magazine's Breakout Brand of 2020 and Fast Casual's 2021 #1 Brand of the Year. In 2021, Consumer Report praised BurgerFi for serving "no antibiotic beef" across all its restaurants, and Consumer Reports awarded BurgerFi an “A-Grade Angus Beef” rating for the third consecutive year.

Anthony’s. Anthony’s is a premium pizza and wing brand, operating 60 corporate-owned casual restaurant locations, as of January 2, 2023. Anthony’s prides itself on serving fresh, never frozen, high-quality ingredients. The concept is centered around a 900-degree coal fired oven, and its menu offers “well-done” pizza, coal fired chicken wings, homemade meatballs, and a variety of handcrafted sandwiches and salads. The restaurants also feature a deep wine and craft beer selection to round out the menu. The pizzas are prepared using a unique coal fired oven to quickly seal in natural flavors while creating a lightly charred crust. Anthony’s provides a differentiated offering among its casual dining peers driven by its coal fired oven, which enables the use of fresh, high-quality ingredients with quicker ticket times.

Since its inception in 2002 in Ft. Lauderdale, Florida, the Anthony’s brand has grown to 60 corporate-owned locations, as of January 2, 2023, primarily located along the East coast and has restaurants in eight states, including Florida (28), Pennsylvania (11), New Jersey (8), New York (5), Massachusetts (4), Delaware (2), Maryland (1), and Rhode Island (1).

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

We intend to leverage our developing management platform and as a result, expect to achieve cost synergies post-acquisition by reducing the corporate overhead of the acquired company. We also plan to grow the top line revenues of newly acquired brands through support from our management and systems platform, franchising, marketing and advertising, supply chain assistance, site selection analysis, staff training and operational oversight and support.

Corporate-owned restaurants

For the years ended January 2, 2023 and December 31, 2021, average sales for our matured corporate-owned restaurants (stores open for greater than 2 years) were approximately $1.7 million and $1.9 million, respectively, at BurgerFi, and $2.1 million and $2.1 million, respectively, at Anthony’s. At BurgerFi, we typically operate in a 2,200 to 2,400 square foot leased endcap and, to a lesser extent, free-standing or in-line space. For Anthony’s, we operate in an approximately 3,200 square foot leased endcap and, to a lesser extent, free-standing or in-line space. The Company does not own any real estate; we lease all our corporate-owned restaurant locations. Our lease term is generally ten plus two to four five-year options. Our build-out costs for BurgerFi have historically ranged from $0.6 million to $1.1 million but typically cost approximately $0.8 million. Our build-out costs consist of leasehold improvements, kitchen equipment, furniture, point of sale and computer equipment, security equipment and signage.

Franchised restaurants

With respect to the BurgerFi brand, we currently use a franchising strategy to drive new restaurant growth in new and established markets, allowing for brand expansion without significant capital investment. The Company continues to evaluate its BurgerFi portfolio to determine the proper balance between corporate-owned restaurants and franchises and from time to time may sell and transfer corporate-owned restaurants to franchisees. Moreover, the Company launched Anthony’s franchising in 2022 with plans to have its first franchise restaurant operations open in 2023. As of January 2, 2023, there were a total of 89 BurgerFi franchised restaurants. Franchisees range in size from single restaurant operators to multi-unit operators. For the years ended January 2, 2023 and December 31, 2021, average sales for our matured franchised restaurants (stores open for greater than 2 years) were approximately $1.4 million and $1.5 million respectively, for BurgerFi franchises. As of January 2, 2023, franchisees owned an average of 2 locations, although several own between 5 and 7.

We believe that franchise revenue provides stable and recurring cash flows to us and, as such, we plan to continue growing our brands primarily through expanding our base of franchised restaurants and are not planning to build any new corporate owned restaurants in the near future. In established markets, we encourage continued growth from current franchisees and assist them in identifying and securing new locations. In emerging and new markets, we intend to source qualified and experienced new franchisees for multi-unit development opportunities. We generally seek franchisees from successful, non-competitive brands operating within the expansion markets.

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

At BurgerFi, we believe that people and families are at the heart of everything we do. To be family also extends beyond the four walls of our restaurants to include our loyal guests, vendors, and the communities within which we are embedded. We instill our family philosophy with all our team members from the moment they begin the recruitment process at BurgerFi all the way through their employee life cycle.

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

•Management Platform for Growth. We have developed a management and systems platform designed to support the expansion of our existing brands while enabling the efficient acquisition and integration of additional restaurant concepts. We dedicate our resources and industry knowledge to promote the success of our franchisees, offering them various support services such as marketing and advertising, supply chain assistance, site selection analysis, staff training and operational oversight and support. Furthermore, our platform is scalable and adaptable, allowing us to incorporate new concepts into the Company with minimal incremental corporate costs. We intend to grow our existing brands through franchising as well as make strategic and opportunistic acquisitions that complement our existing portfolio of concepts providing an entrance into targeted restaurant segments.

•Seasoned Management Team. Our expanding management team and employees are critical to our success. Our senior leadership team is highly experienced in the restaurant industry. In addition, through their holdings, our senior executives, as well as our Executive Chairman, own significant equity interests in the Company, ensuring longer-term commitment and alignment with our public shareholders. Our management team is complemented by an accomplished Board of Directors that is highly involved in overseeing our strategic initiatives and implementation.

Growth Strategies

Our long-term strategy is focused on profitably building our base brands and growing new distribution channels, including franchised locations and acquiring new concepts. We believe the Company’s growth strategies primarily include the following:

•Opportunistically Acquire New Brands. We are developing a management platform to cost-effectively scale new restaurant concept acquisitions. Our acquisition of Anthony’s is the first example of this growth strategy. We seek concepts with established, widely recognized brands; steady cash flows; stable relationships with franchisees; sustainable operating performance; and growth potential, both geographically and through co-branding initiatives across our portfolio.

•Enhance Existing Markets. We anticipate that our new and existing franchisees will continue to expand further as we focus our efforts on the franchise business, including the launch of the Anthony’s franchise brand in 2022. We plan to leverage our position as a leading “better burger” and “premium pizza and wings” concept in Florida, as well as along the Eastern seaboard and other important markets in the Southeast, Mid-Atlantic, and Northeast. Many of our franchisees have grown their businesses over time, increasing the number of stores operated in their organizations. To capitalize on these relationships, we also hope to be able to cross-sell concepts across the Company’s brands.

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

•Non-Traditional Partnerships and International Expansion. In recent years BurgerFi has had success targeting non-traditional venues for restaurant locations, such as airports, transportation hubs, toll roads, higher education, military bases, and sporting venues and plans to continue to grow in these areas. The Company also intends to continue modestly growing its international market with established franchisees, including in Saudi Arabia.

•Drive Store Growth Through Cloud Kitchens and Virtual Restaurants. In addition to testing concepts and driving growth through virtual restaurants at both brands, we are leveraging the current industry trend of “cloud” or “ghost” kitchens. In a cloud kitchen, the restaurants open without a customer-facing store-front solely for the purpose of servicing delivery. Virtual restaurants and cloud kitchens allow us to introduce our brands in geographic areas where previously unknown to grow our brand more efficiently.

Franchise Program

Overview

While the Company launched the Anthony’s franchise program in 2022 and expects to leverage the BurgerFi brand franchise program, systems, and knowledge, it currently only has operating franchises at the BurgerFi brand. As a result, the following is an overview of the BurgerFi franchise program.

BurgerFi uses a franchising strategy to augment new restaurant growth in new and established markets, allowing for brand expansion without significant internal capital investment. BurgerFi’s first franchise location opened in 2012. As of January 2, 2023, there were a total of 89 franchised restaurants in the United States and Saudi Arabia. Franchisees range in size from single restaurant operators to multi-unit operators, the largest of which owns 7 locations. For a BurgerFi location, the current franchise agreement reflects a 10 year term and provides for an initial franchise fee per store of $45,000 and a royalty fee of 5.5% of net sales and an advertising fee of 2.0% of net sales.

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

We have several forums to enhance participation and engagement with our franchise community, including a Franchise Advisory Council (“FAC”) to enhance participation and engagement with the franchise community. The FAC provides input and feedback on operating and marketing strategy and initiatives. FAC works with its group of franchise constituents to communicate and collaborate with the Company, providing input, feedback, and marketing strategy and system wide initiatives. Cross-functional teams comprised of company operators, franchise operators and executive team members collaborate to enhance vendor relationships and negotiate favorable scenarios for both the BurgerFi system and our vendors.

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

For the first two restaurant openings for a new franchisee, we typically provide significant on-site support, with more modest support for subsequent openings for that franchisee. On an ongoing basis, we collect and disseminate customer experience feedback on a real time basis through a third-party vendor. We also conduct regular on-site audits at each franchise location. Our regional operations leaders are dedicated to ongoing franchise support and oversight, regularly visiting each franchise territory. Our marketing department assists franchisees with local marketing programs and guidance with our national marketing campaigns. We typically communicate with franchisees through our company newsletter, which is published monthly and hold weekly inter-active webinar meetings to update our franchisee teams and conduct additional training. Periodically, we also hold a summit for franchisees, vendors, and company operations leaders to review overall performance, celebrate shared success, communicate best practices, and plan for the year ahead.

Site Selection

Our strategy regarding site selection is to cluster multiple locations in a demographic market area. We believe this clustering allows efficiencies in labor, including knowledge base, “pro-teams,” cross-training and developing and training new managers. Additionally, we believe this clustering allows better leverage in media buying, brand awareness, and culture. We target demographics with high concentrations of well-educated consumers, with above average income levels, who care about what they eat. Beyond our great food, BurgerFi offers our target consumers a contemporary restaurant design with eco-friendly fixtures and upcycled furniture. Our wholesome atmosphere is thoughtfully designed to enhance the guest experience and to complement shopping centers and communities as well.

Construction & Design

Once a site is successfully permitted, a BurgerFi restaurant can be built generally in approximately a 90-working day period. During these approximately 90 working days, all construction is completed, and the space is then turned over to the operational team. We team up with several general contractors regionally throughout the country and strive to effectively manage the bidding process of each project to ensure quality standards are kept up to par.

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

For BurgerFi’s meat, we source currently from some of best ranches in the United States who share in our commitment to all-natural food, with no hormones or antibiotics, that is humanely raised and source verified. In 2021, in Consumer Report’s Chain Reaction Report, BurgerFi was praised for serving “no antibiotic beef” across all its restaurants, and Consumer Reports awarded BurgerFi an "A-Grade Angus Beef" rating for the third consecutive year. In addition, our bread is free of synthetic chemicals, our ketchup is free of corn syrup, and we use cage-free eggs. At BurgerFi we ensure that our beef is always freshly ground at all domestic locations.

At Anthony’s, we are also committed to using fresh ingredients and take pride in our sourcing. We use only the highest quality ingredients, including hand-picked Italian tomatoes for our sauce, vine-ripened plum tomatoes for our salads, Pecorino Romano grated in house, fresh vegetables and herbs and homemade dough. We do not use freezers for any of our products to ensure the best quality food for the customer. In addition, by sourcing locally where available, such as our fresh tomatoes and our sausage, we strive to bring the freshest ingredients so we can deliver high-quality products.

Distribution. Currently the Company contracts with several national distributors to provide its food distribution services in the United States for both of the Anthony’s and BurgerFi brands. As the Company continues to integrate the acquisition of Anthony’s, it has been leveraging, and intends to continue to leverage, the increased scale of the Company to consolidate distributors and obtain more favorable optimization and costs.

For BurgerFi, we utilize 26 affiliated distribution centers to supply our domestic corporate-owned and franchised restaurants. For Anthony’s, we utilize 11 affiliated distribution centers to supply our corporate-owned restaurants. We regularly assess our broadline distributor to ensure our strict safety and quality standards are met and that the prices they offer are competitive.

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

Technology-Enhanced Brand

Integral to our purpose, the Company harnesses innovation and technology to offer our guests opportunities to enjoy our food when and where they want. In addition to ordering in-restaurant at the counter, guests can enjoy BurgerFi or Anthony’s currently by ordering through six different digital platforms:

•Pick-Up: Customers can order for pick-up through the BurgerFi app, ACFP.com, BurgerFi.com or through marketplace pick-up platforms, such as, DoorDash, Uber Eats and GrubHub. Additionally, at Anthony’s, we have implemented phone AI at all locations;

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

•Virtual Brands: We have launched and continue to explore virtual brands that offer select food options through marketplace offerings. This broadens our horizontal reach within the marketplace; and

•In-Store: We allow digital purchases at the register using a QR code. We also have select stores with next-generation kiosks, which have indicated higher check average versus the traditional person-to-person interaction.

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

Seasonality

Outside of our Florida locations where we experience some higher seasonality based on increased tourism from approximately November through April, our corporate-owned stores and franchisees have not historically experienced significant seasonal variability in their financial performance.

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

Employees

As of January 2, 2023, our team members consisted of 2,579 employees, including 808 full-time employees. We believe that we have good relations with our employees.

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

Our Corporate Information

Our corporate headquarters are located at 200 West Cypress Creek Drive, Suite 220, Fort Lauderdale, Florida 33309. Our main telephone number is (954) 618-2000. Our principal Internet website address is www.burgerfi.com. The information on our website is not incorporated by reference into, or a part of, this Annual Report on Form 10-K.

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
•The market price of our Common Stock after the Anthony's acquisition has been and may continue to be affected by factors different from those that affected the shares of BurgerFi prior to the Anthony's acquisition;
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
•Our franchise business model presents a number of risks, including launching of the recent Anthony's franchise brand. We rely on a limited number of franchisees for the operation of our franchised restaurants, and we have limited control with respect to the operations of our franchised restaurants, which could have a negative impact on our reputation and business;
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
•We identified material weaknesses in our internal control over financial reporting in 2021. If we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business, investor confidence and our stock price;
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

As part of our growth strategy, we may opportunistically acquire new brands and restaurant concepts. Competition for acquisition candidates may exist or increase in the future. Consequently, there may be fewer acquisition opportunities available to us as well as higher acquisition prices. There can be no assurance that we will be able to identify, acquire, manage or successfully integrate additional brands or restaurant concepts without substantial costs, delays or operational or financial problems.

Our successful positioning of our brands depends in large part on the success of our advertising and promotional efforts and our ability to continue to provide products that are desirable by our customers. Accordingly, we intend to continue to pursue a brand enhancement strategy, which includes multimedia advertising, promotional programs and public relations activities. These initiatives may require significant expenditures. If our multi-brand strategy is unsuccessful, these expenses may never be recovered. Any failure of our other marketing efforts could also have an adverse impact on us.

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

Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food and labor costs, which have increased, and may continue to increase, significantly, which may have a negative effect on the operations and profitability of the Company. Changes in the cost or availability of certain food products could affect our ability to offer a broad menu and maintain competitive prices and could materially adversely affect our profitability and reputation. The type, variety, quality and cost of produce, beef, poultry, cheese and other commodities can be subject to change and to factors beyond our control, including weather, climate change, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. Although we attempt to mitigate the impact of these cost increases as they occur through increases in selling prices, there is no assurance that we will be able to do so without causing decreases in demand for our products from our customers.

We have significant outstanding indebtedness, which requires that we generate sufficient cash flow to satisfy the payment and other obligations under the terms of our debt and exposes us to the risk of default and lender remedies.

As of February 24, 2023, the principal balance of the indebtedness under our secured credit agreement, dated as of December 15, 2021 (as amended, the “Credit Agreement”) was $58.5 million and expires on September 30, 2025. In addition, on February 24, 2023, the Company and its subsidiaries entered into a Secured Promissory Note (the “Note”) with CP7 Warming Bag , L.P.(“CP7”), an affiliate of L Catterton Fund L.P. (“L Catterton”), as lender (the “Junior Lender”), pursuant to which the Junior Lender continued, amended and restated that certain delayed draw term loan of $10,000,000 under the Credit Agreement, which is junior subordinated secured indebtedness, and also provided $5,100,000 of new junior subordinated secured indebtedness, to the Company and its subsidiaries (collectively, the “Junior Indebtedness”), for a total of $15,100,000, which Junior Indebtedness was incurred outside of the Credit Agreement. We may incur additional indebtedness for various purposes, including to fund future acquisitions and operational needs. The terms of our outstanding indebtedness provide for significant principal and interest payments, and subjects us to certain financial and non-financial covenants, including debt service leverage, coverage, and liquidity ratios, each as defined in the Credit Agreement. If certain covenants are not met, the indebtedness may become partially or fully due and payable on an accelerated schedule.

The obligations of the Credit Agreement and the Junior Indebtedness are secured by substantially all the assets of the Company and its subsidiary guarantors. The Credit Agreement contains customary covenants that limit the Company’s and such subsidiaries' ability to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, make dividends and distributions, enter into burdensome agreements, use the proceeds of the loans in contravention to the Credit Agreement, change the nature of their businesses, make fundamental changes, make prepayments on subordinated debt, change their fiscal year, change their organizational documents and make payments of management fees, in each case subject to certain thresholds and exceptions.

Our ability to meet the payment obligations under our debt depends on our ability to generate significant cash flow in the future. We cannot assure that our business will generate cash flow from operations or that other capital will be available to us, in amounts sufficient to enable us to meet our payment obligations under our Credit Agreement and Junior Indebtedness and to fund our other liquidity needs. If we are not able to generate sufficient cash flow to service these obligations, we may need to refinance or restructure our debt, sell unencumbered assets (if any) or seek to raise additional capital. If we are unable to implement one or more of these options, we may not be able to meet these payment obligations, and the imposition of lender remedies could materially and adversely affect our business, financial condition and liquidity.

At this time, our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict. It is possible that we will be in breach of our covenants under our Credit Agreement within the next 12 months, which could in turn raise substantial doubt about our ability to continue as a going concern.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing beyond our Credit Agreement and Junior Indebtedness. In addition, we also have the Junior Indebtedness outstanding. The terms of our outstanding Credit Agreement provide for significant principal and interest payments, and subject us to certain financial and non-financial covenants, including debt service leverage, coverage, and liquidity ratios, each as defined in the Credit Agreement. We cannot assure that cash on hand, cash flow from operations and any financing we are able to obtain through the Credit Agreement or Junior Indebtedness will be sufficient to continue to fund our operations and allow us to satisfy our obligations.

At January 2, 2023, we were compliant with our financial covenants.

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

If we are unable to grow restaurant sales at existing restaurants, our financial performance could be adversely affected.

The level of same-store sales, which has experienced declines in the BurgerFi brand and represents the change in year-over-year revenue for domestic corporate-owned restaurants open for 14 full months or longer, could affect our restaurant sales. Our ability to increase same-store sales depends, in part, on our ability to successfully implement our initiatives to re-build restaurant sales. It is possible such initiatives will not be successful, that we will not achieve our target same-store sales growth or that same-store sales growth could be negative, which may cause a decrease in restaurant sales and profit growth that would adversely affect our business, financial condition or results of operations, including an impairment of our assets.

Our mission of being natural may subject us to risks.

Our mission is a significant part of our business strategy and what we are as a company. We face, however, many challenges in carrying out our mission. We incur higher costs and other risks associated with purchasing high quality ingredients grown or raised with an emphasis on quality and responsible practices. As a result, our food and labor costs may be significantly higher than other companies who do not source high quality ingredients or pay above minimum wage. Additionally, the supply for high quality ingredients may be limited and it may take us longer to identify and secure relationships with suppliers that are able to meet our quality standards and have sufficient quantities to support our growing business. If we are unable to obtain a sufficient and consistent supply for our ingredients on a cost-effective basis, our food costs could increase or we may experience supply interruptions which could have an adverse effect on our operating margins. Additionally, some of our competitors also offer better quality ingredients, such as antibiotic-free meat. If this trend continues, it could further limit our supply for certain ingredients and we may lose our competitive advantage because it will be more difficult for our business to differentiate itself.

We have a limited number of suppliers for our major products and rely on a limited number of suppliers for the majority of our domestic distribution needs.

We have a limited number of suppliers for our major ingredients, including a sole supplier with respect to the BurgerFi brand buns. Due to this concentration of suppliers, the cancellation of our supply arrangements with any one of these suppliers or the disruption, delay, or inability of these suppliers to deliver these major products to our restaurants may materially and adversely affect our results of operations while we establish alternate distribution channels. In addition, if our suppliers fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. We cannot assure that we would be able to find replacement suppliers on commercially reasonable terms or a timely basis, if at all.

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

We incur costs and expend other resources in our marketing efforts to attract and retain guests. Our strategy includes public relations, digital and social media, promotions and in-store messaging, which require less marketing spend as compared to traditional marketing programs. As the number of restaurants increases, and as we expand into new markets, we expect to increase our investment in advertising and consider additional promotional activities. Accordingly, in the future, we expect to incur greater marketing expenditures, resulting in greater financial risk and a greater impact on our financial results.

We rely heavily on social media for many of our marketing efforts. If consumer sentiment towards social media changes or a new medium of communication becomes more mainstream, we may be required to fundamentally change our current marketing strategies, which could require us to incur significantly more costs. Some of our marketing initiatives have not been and may continue to not be successful, resulting in expenses incurred without the benefit of higher revenue. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising than we can at this time. Should our competitors increase spending on marketing and advertising or our marketing funds decrease for any reason, or should our advertising and promotions be less effective than those of our competitors, there could be a material adverse effect on our business, financial condition and results of operations.

We rely on a limited number of franchisees for the operation of our franchised restaurants, and we have limited control with respect to the operations of our franchised restaurants, which could have a negative impact on our reputation and business.

We rely, in part, on our franchisees and the manner in which they operate their restaurants to develop and promote our business. As of January 2, 2023, 47 franchisees operated all of our domestic BurgerFi franchised restaurants, and 1 franchisee operated our international BurgerFi franchised restaurant. In 2022, we launched the Anthony’s franchise brand and have signed one multi-unit development agreement. Our franchisees are required to operate their restaurants according to the specific guidelines we set forth, which are essential to maintaining brand integrity and reputation, all laws and regulations applicable to us and our subsidiaries and all laws and regulations applicable in the jurisdictions in which we operate. We provide training to these franchisees to integrate them into our operating strategy and culture. Because we do not, however, have day-to-day control over all of these restaurants, we cannot give assurance that there will not be differences in product and service quality, operations, labor law enforcement or marketing or that there will be adherence to all of our guidelines and applicable laws at these restaurants. In addition, if our franchisees fail to make investments necessary to maintain or improve their restaurants, guest preference for the brand could suffer. Failure of these restaurants to operate effectively, including temporary or permanent closures of the restaurant or terminations of the franchisee from our system, has adversely affected and could continue to adversely affect our cash flows from those operations or have a negative impact on our reputation or our business.

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

Franchisees may not have access to the financial or management resources that they need to open and successfully operate the restaurants contemplated by their agreements with us or to be able to find suitable sites on which to develop them, or they may elect to cease development or operation for other reasons. Franchisees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and governmental approvals, or meet construction schedules. Additionally, financing from banks and other financial institutions may not always be available to franchisees to construct and open new restaurants. Any of these factors could slow our growth from franchised operations and reduce our franchising revenue.

Our franchise business model presents a number of risks, including the recent launch of the Anthony’s franchise brand.

Our success as a franchised business relies, in part, on the financial success and cooperation of our franchisees. Moreover, as we focus more of our business on growing the franchises, including the recent launch of the Anthony’s franchise, we may not be successful in growing the brands. We receive royalties based on a percentage of sales from our franchisees. Our franchisees manage their businesses independently, and, therefore, are responsible for the day-to-day operation of their restaurants. The revenue we realize from franchised restaurants is largely dependent on the ability of our franchisees to grow their sales.

Business risks affecting our operations also affect our franchisees. In particular, our franchisees have also been significantly impacted by labor shortages and inflation. If franchisee sales trends continue to decline or worsen, our financial results will continue to be negatively affected, which may be material. Additionally, a rise in minimum wages could adversely impact our and our franchisees’ financial performance. The impact of events such as boycotts or protests, labor strikes, and supply chain interruptions (including due to lack of supply or price increases) could also adversely affect both us and our franchisees.

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

Our operating performance could also be negatively affected if our franchisees experience food safety or other operational problems or project an image inconsistent with our brands and values, particularly if our contractual and other rights and remedies are limited, costly to exercise or subjected to litigation and potential delays. If franchisees do not successfully operate restaurants in a manner consistent with our required standards, our brands' image and reputation could be harmed, and we may elect to terminate the franchisee from our system, which in turn could hurt our business and operating results.

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

We evaluate intangible assets and goodwill for impairment annually and whenever events or changes in circumstances indicate that its carrying value may not be recoverable. We also evaluate long-lived assets on a quarterly basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As part of the Company's interim and annual goodwill assessments during the fiscal year 2022, the Company recorded goodwill impairment charges of approximately $66.6 million for the year ended January 2, 2023, of which $49.1 million related to the Anthony's reporting unit and $17.5 million related to the BurgerFi reporting unit primarily driven by the impact on the Company's market capitalization caused by the decrease in stock price. The Company also recorded an asset impairment charge of $6.9 million related to property & equipment and right-of-use assets for certain underperforming stores for the year ended January 2, 2023 of which $6.7 million related to BurgerFi and $0.2 million related to Anthony’s.

We cannot predict the amount and timing of any further impairment of assets, if any. A significant amount of judgment is involved in determining if an indication of impairment exists. Should the value of goodwill or other intangible or long-lived assets become further impaired, there could be an adverse effect on our financial condition and consolidated results of operations.

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

Regardless of the source or cause, any report of food-borne illnesses or food safety issues, whether or not accurate, at one or more of our restaurants, including restaurants operated by our franchisees, could adversely affect our brands and reputation, which in turn could result in reduced guest traffic and lower sales. If any of our guests become ill from food-borne illnesses, we could be liable for certain damages or forced to temporarily close one or more restaurants or choose to close as a preventative measure if we suspect there was a pathogen in our restaurants. Furthermore, any instances of food contamination, whether or not at our restaurants, could subject us or our suppliers to voluntary or involuntary food recalls and the costs to conduct such recalls could be significant and could interrupt supply to unaffected restaurants or increase the cost of ingredients. Any such material events or disruptions could adversely affect our business.

Increased food commodity and energy costs, as well as shortages or interruptions, could decrease our restaurant-level operating profit margins or cause us to limit or otherwise modify our menu, which could adversely affect our business.

Our profitability depends, in part, on our ability to anticipate and react to changes in the price and availability of food commodities, including, among other things: beef, poultry, grains, dairy, and produce. Prices have been, and may continue to be, affected due to market changes, increased competition, the general risk of inflation, shortages or interruptions in supply due to weather, climate change, international military conflicts, trade sanctions, economic embargoes or boycotts, disease or other conditions beyond our control, or other reasons. Our business and margins have been negatively affected by, and we expect it to be continued to be negatively affected by, among other items, inflation, supply chain difficulties, labor shortages and other price increases.

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

Shortages or interruptions in the supply of food products caused by problems in production or distribution, inclement weather, unanticipated demand or other conditions could adversely affect the availability, quality and cost of ingredients, which could adversely affect our operating results. For instance, our burgers depend on the availability of our proprietary ground beef blend. If there is an interruption of operation at our national grinder’s facility, we face an immediate risk because each restaurant typically has less than three days of beef patty inventory on hand. Any such material disruption would adversely affect our business.

Labor shortages or difficulty finding qualified employees could slow our growth, harm our business and reduce our profitability.

Restaurant operations are highly service oriented, and our success depends in part upon the Company’s and our franchisees’ ability to attract, retain and motivate a sufficient number of qualified employees, including restaurant managers and other crew members. The market for qualified employees in our industry is very competitive and labor shortages are prevalent. An inability to recruit and retain qualified individuals has delayed and in the future may delay the planned openings of new restaurants and has adversely impacted and could in the future adversely impact our existing restaurants, both corporate-owned and franchised. Any such delays, material increases in employee turnover rate in existing restaurants or widespread employee dissatisfaction could have a material adverse effect on our and our franchisees’ business and results of operations. In addition, strikes, work slowdowns or other job actions may become more common in the United States. Although none of the employees employed by us or our franchisees are represented by a labor union or are covered by a collective bargaining agreement, in the event of a strike, work slowdown or other labor unrest, the ability to adequately staff our restaurants could be impaired, which could result in reduced revenue and customer claims, and may distract our management from focusing on our business and strategic priorities.

The digital and delivery business, and expansion thereof, is uncertain and subject to risk.

Digital innovation and growth remain a focus for us. Our continuous investment in a sophisticated technology infrastructure, we believe, has enabled us to strategically anticipate and execute against significant industry-wide changes. We utilize advanced technology to analyze, communicate and tactically execute in virtually all aspects of the business. We have executed upon our digital strategy over the past few years, including the development and launch of our BurgerFi app, licensing agreements regarding ghost or cloud kitchens, and using various third-party delivery partners, including agreements with Uber Eats, DoorDash, Postmates, and Grubhub. As the digital space around us continues to evolve, our technology needs to evolve concurrently to stay competitive with the industry. If we do not maintain digital systems that are competitive with the industry, our digital business may be adversely affected and could damage our sales. We rely on third parties for our ordering and payment platforms, including relating to our BurgerFi mobile app and ghost kitchens. Such services performed by these third parties could be damaged or interrupted by technological issues, which could then result in a loss of sales for a period of time. Information processed by these third parties could also be impacted by cyber-attacks, which could not only negatively impact our sales, but also harm our brand image.

Recognizing the rise in delivery services offered throughout the restaurant industry, we understand the importance of providing such services to guests wherever and whenever they want. We have invested in marketing to promote our delivery partnerships, which could negatively impact profitability if the business does not continue to expand. We rely on third parties, including Uber Eats, DoorDash, Postmates, and Grubhub to fulfill delivery orders timely and in a fashion that will satisfy guests. Errors in providing adequate delivery services may result in guest dissatisfaction, which could also result in loss of guest retention, loss in sales and damage to our brand image. Additionally, as with any third-party handling food, such delivery services increase the risk of food tampering while in transit. We are also subject to risk if there is a shortage of delivery drivers, which could result in a failure to meet guests’ expectations. Third-party delivery services within the restaurant industry are a competitive environment and include a number of players competing for market share. If our third-party delivery providers fail to effectively compete with other third-party delivery providers in the sector, delivery business may suffer, resulting in a loss of sales. If any third-party delivery provider we associate with experiences damage to their brand image, we may also see ramifications due to our association with them.

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

The restaurant industry is intensely competitive with many well-established companies that compete directly and indirectly with us with respect to taste, price, food quality, service, value, design and location. We compete in the restaurant industry with multi-unit national, regional and locally owned and/or operated limited-service restaurants and full-service restaurants. We compete with (1) restaurants, (2) other fast casual restaurants, (3) quick service restaurants, and (4) casual dining restaurants. We may also compete with companies outside of the traditional restaurant industry, such as grocery store chains, meal subscription services, and delicatessens, especially those that target customers who seek high-quality food, as well as convenience food stores, cafeterias, and other dining outlets.

Many of our competitors have existed longer than we have and may have a more established market presence, better locations and greater name recognition nationally or in some of the local markets in which we operate or plan to open restaurants. Some of our competitors may also have significantly greater financial, marketing, personnel, and other resources than we do. They may also operate more restaurants than we do and may be able to take advantage of greater economies of scale than we can given our current size.

Our competition continues to intensify as new competitors enter the burger and premium pizza, fast-casual, quick service, and casual dining segments. Many of our competitors emphasize low cost “value meal” menu options or other programs that provide price discounts on their menu offerings, a strategy we do not currently pursue. We also face increasing competitive pressures from some of our competitors, who also offer better quality ingredients, such as antibiotic-free meat. Our continued success depends, in part, on the continued popularity of our menus and the experience we offer guests at our restaurants. If we are unable to continue to compete effectively, customer traffic, restaurant sales, and restaurant-level operating profit margins could decline, and our business, financial condition, and results of operations would be adversely affected.

We are subject to risks associated with leasing property subject to long-term non-cancelable leases.

We do not own any real property, and all of our corporate-owned restaurants are located on leased premises. The leases for our restaurants generally have initial terms averaging ten years and typically provide for two to four five-year renewal options as well as rent escalations. Generally, our leases are net leases that require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases.

If we close a restaurant, which we have done and anticipate that we may need to do so again in the normal course of business, we may still be obligated to perform our monetary obligations under the applicable lease, including, among other things, payment of the base rent for the remaining lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close restaurants in desirable locations. We depend on cash flows from operations to pay our lease expenses and to fulfill other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings or other sources, we may not be able to service our lease obligations or fund our other liquidity and capital needs, which would materially affect our business.

Restaurant companies have been the target of class action lawsuits and other proceedings that are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.

Our business is subject to the risk of, and we are party to, including a shareholder class action lawsuit, litigation by employees, guests, suppliers, franchisees, stockholders, or others through private actions, class actions, administrative proceedings, regulatory actions, or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify.

In recent years, restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination, and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of assistant managers, and failure to pay for all hours worked.

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

Any future failure to comply with these regulations and obtain or retain licenses could adversely affect our business, financial condition, and results of operations. We are also subject in certain states to “dram shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

We carry liquor liability coverage as part of our existing comprehensive general liability insurance. Litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our business, results of operations, or financial condition. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and resources away from operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our business, results of operations, or financial condition.

OTHER RISK FACTORS AFFECTING OUR BUSINESS

Security breaches of either confidential guest information in connection with, among other things, our electronic processing of credit and debit card transactions or mobile ordering app, or confidential employee information may adversely affect our business.

Our business requires the collection, transmission, and retention of large volumes of guest and employee data, including credit and debit card numbers and other personally identifiable information, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. The integrity and protection of that guest and employee data is critical to us. The techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. Our information technology networks and infrastructure or those of our third-party vendors and other service providers could be vulnerable to damage, disruptions, shutdowns or breaches of confidential information due to criminal conduct, employee error or malfeasance, utility failures, natural disasters, or other catastrophic events. Due to these scenarios, we cannot provide assurance that we will be successful in preventing such breaches or data loss.

Additionally, the information, security, and privacy requirements imposed by governmental regulation are increasingly demanding. Our systems may not be able to satisfy these changing requirements or may require significant additional investments or time to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error, or inadvertent releases of data all threaten our and our service providers’ information systems and records. A breach in the security of our information technology systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. Additionally, a significant theft, loss or misappropriation of, or access to, guests’ or other proprietary data or other breach of our information technology systems could result in fines, legal claims, or proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation, and expose us to claims from guests and employees, any of which could have a material adverse effect on our financial condition and results of operations.

If we experience a material failure or interruption in our systems, our business could be adversely impacted.

Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of our information technology systems. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure, or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, expanding our systems as we grow or a breach in security of these systems could result in interruptions to or delays in our business and guest service and reduce efficiency in our operations. If our information technology systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, our revenue and profits could be reduced, and the reputation of our brands and our business could be materially adversely affected. In addition, remediation of such problems could result in significant, unplanned capital investments. Additionally, as we continue to evolve our digital platforms and enhance our internal systems, we place increasing reliance on third parties to provide infrastructure and other support services. We may be adversely affected if any of our third-party service providers experience any interruptions in their systems, which then could potentially impact the services we receive from them and cause a material failure or interruption in our own systems.

We depend on key members of our executive management team.

We depend on the leadership and experience of key members of our management team. The loss of the services of any of our executive management team members could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. We do not maintain key person life insurance policies on any of our officers. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in our industry. Our inability to meet our executive staffing requirements in the future could impair our growth and harm our business.

We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business.

Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks, proprietary products, and other intellectual property, including our name and logos and the unique character and atmosphere of our restaurants. We rely on United States and foreign trademark, copyright and trade secret laws, as well as franchise agreements, non-disclosure agreements, and confidentiality and other contractual provisions to protect our intellectual property. Nevertheless, our competitors may develop similar menu items and concepts, and adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and other intellectual property. We may not be able to adequately protect our trademarks and service marks, and our competitors and others may successfully challenge the validity and/or enforceability of our trademarks and service marks and other intellectual property.

Additionally, we may be prohibited from entering into certain new markets due to restrictions surrounding competitors’ trademarks. The steps we have taken to protect our intellectual property in the United States and in foreign countries may not be adequate. We may also from time to time be required to institute litigation to enforce our trademarks, service marks and other intellectual property. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability, and prospects regardless of whether we are able to successfully enforce our rights.

Our insurance coverage may not provide adequate levels of coverage against claims.

We maintain various insurance policies for employee health, workers’ compensation, cyber security, general liability, and property damage. We believe that we maintain insurance customary for businesses of our size and type. There are, however, types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business and results of operations.

REGULATORY AND LEGAL RISKS

We are subject to many federal, state and local laws, as well as other statutory and regulatory requirements, with which compliance is both costly and complex. Failure to comply with, or changes in these laws or requirements, could have an adverse impact on our business.

We are subject to extensive federal, state, local, and foreign laws and regulations, as well as other statutory and regulatory requirements, including those related to: (1) nutritional content labeling and disclosure requirements; (2) food safety regulations; (3) local licensure, building, and zoning regulations; (4) employment regulations; (5) the Patient Protection and Affordable Care Act of 2010 (the “PPACA”); (6) the Americans with Disabilities Act (“ADA”) and similar state laws; (7) privacy and cybersecurity; and (8) laws and regulations related to our franchised operations. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, uncertainty around future changes in laws made by new regulatory administrations or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and, therefore, have an adverse effect on our results of operations.

Failure to comply with the laws and regulatory requirements of federal, state, and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, certain laws, including the ADA, could require us to expend significant funds to make modifications to our restaurants if we fail to comply with applicable standards. Compliance with all of these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

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

In recent years, there has been an increased legislative, regulatory and consumer focus on the food industry, including nutritional and advertising practices. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings. For example, a number of states, counties, and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers or have enacted legislation restricting the use of certain types of ingredients in restaurants.

Furthermore, the PPACA establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to require certain chain restaurants to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. These labeling laws may also change consumer buying habits in a way that adversely impacts our sales. Additionally, an unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.

Failure to comply with local licensure, building, and zoning regulations could adversely affect our business.

The development and operation of restaurants depend, to a significant extent, on the selection of suitable sites, which are subject to zoning, land use, environmental, traffic, liquor laws, and other regulations and requirements. We also are subject to licensing and regulation by state and local authorities relating to health, sanitation, safety, and fire standards. Typically, licenses, permits and approvals under such laws and regulations must be renewed annually and may be revoked, suspended, or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses, permits, and approvals could adversely affect our existing restaurants and delay or result in our decision to cancel the opening of new restaurants, which could adversely affect our business.

Failure to comply with privacy and cybersecurity laws and regulations could cause us to face litigation and penalties that could adversely affect our business, financial conditions, and results of operations.

Our business requires the collection, transmission, and retention of large volumes of guest and employee data, including credit and debit card numbers and other personally identifiable information, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. The collection and use of such information are regulated at the federal and state levels. Regulatory requirements, both domestic and internationally, have been changing and increasing regulation relating to the privacy, security, and protection of data. Such regulatory requirements may become more prevalent in other states and jurisdictions as well. It is our responsibility to ensure that we are complying with these laws by taking the appropriate measures as well as monitoring our practices as these laws continue to evolve.

As our environment continues to evolve in this digital age and reliance upon new technologies, for example, cloud computing and its digital methods of ordering, become even more prevalent, it is imperative we secure the private and sensitive information we collect. Failure to do so, whether through fault of our own information systems or those of outsourced third-party providers, could not only cause us to fail to comply with these laws and regulations, but also could cause us to face litigation and penalties that could adversely affect our business, financial condition, and results of operations. Our brand’s reputation and our image as an employer could also be harmed by these types of security breaches or regulatory violations.

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

We have certain general business credit tax credits (“Tax Attributes”). Our ability to use these Tax Attributes to offset future taxable income may be significantly limited if we experience an “ownership change,” as discussed below. Under the Internal Revenue Code of 1986, as amended ("IRC" or "Internal Revenue Code"), and regulations promulgated by the U.S. Treasury Department, we may carry forward or otherwise utilize the Tax Attributes in certain circumstances to offset any current and future taxable income and thus reduce our federal income tax liability, subject to certain requirements and restrictions. To the extent that the Tax Attributes do not otherwise become limited, we believe that we will have available a significant amount of Tax Attributes in future years, and therefore the Tax Attributes could be a substantial asset to us. However, if we experience an “ownership change,” as defined in Section 382 of the IRC, our ability to use the Tax Attributes may be substantially limited, and the timing of the usage of the Tax Attributes could be substantially delayed, which could therefore significantly impair the value of that asset

In general, an “ownership change” under Section 382 occurs if the percentage of stock owned by an entity’s 5% stockholders (as defined for tax purposes) increases by more than 50 percentage points over a rolling three-year period. An entity that experiences an ownership change generally will be subject to an annual limitation on its pre-ownership change tax loss and credit carryforwards equal to the equity value of the entity immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the Internal Revenue Service (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. The limitation on our ability to utilize the Tax Attributes arising from an ownership change under Section 382 of the IRC would depend on the value of our equity at the time of any ownership change. If we were to experience an “ownership change,” it is possible that a significant portion of our tax loss and credit carryforwards could expire before we would be able to use them to offset future taxable income.

If we fail to maintain effective internal controls over financial reporting, our ability to produce timely and accurate financial information or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could be impaired, which could have a material adverse effect on our business and stock price.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and the listing standards of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It also requires annual management assessments of the effectiveness of our internal control over financial reporting and disclosure of any material weaknesses in such controls. As an emerging growth company, if we become a large accelerated filer or when we are no longer an emerging growth company and become an accelerated filer, we will be required to have our independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we anticipate that we will expend significant resources, including accounting-related costs and significant management oversight. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems, and resources.

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
As of March 27, 2023, approximately 61.8% of the voting power of our common stock was held, directly or indirectly, by our current board of directors, executive officers and greater than 5% beneficial owners. Certain of these, and other, stockholders, including L Catterton as discussed below, for the foreseeable future, have influence over corporate management and affairs, as well as matters requiring stockholder approval, and they will be able to participate in the election of the members of our board of directors, including amendments to the Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. Our board of directors will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions.

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

On February 27, 2023, the Company filed an amended and restated certificate of designation, dated as of February 24, 2023 (the “A&R CoD”), with the Delaware Secretary of State regarding the Company’s shares of preferred stock, par value $0.0001 per share, designated as Series A Preferred Stock (the “Series A Junior Preferred Stock”), to amend certain powers, designations, preferences and other rights set forth therein, as more fully described below, to be effective February 27, 2023. As of January 2, 2023, CP7, an affiliate of Cardboard Box LLC and L Catterton, holds substantially all of the issued and outstanding shares of Series A Junior Preferred Stock.

The A&R CoD added a provision providing that, subject to certain limitations, CP7 shall have the right (but not the obligation) to designate up to two directors to the Company's Board of Directors. In addition, the A&R CoD added to the list of major decisions of the Company that require the written consent of the holders of at least a majority of the then outstanding shares of Series A Junior Preferred Stock the following actions: (x) hire, appoint, remove, replace, terminate or otherwise change the Chief Executive Officer or fail to consult with holders of a majority of the then outstanding shares of Series A Junior Preferred Stock prior to any other hiring, removal, replacement, termination or appointment of any other executive officer of the Corporation and (y) except as required by applicable law, amend, waive or modify any rights under, terminate or approve (1) any incurrence of debt or guarantee thereof involving more than $2,500,000, or (2) any incurrence of debt or guarantee thereof between the Company or any of its subsidiaries, on the one hand, and any director, officer or stockholder of the Company or any of their respective affiliates, on the other hand. (1) and (2) above are subject to certain exceptions set forth in the A&R CoD, including the Credit Agreement.

The A&R CoD added a provision providing that in the event the Company fails to timely redeem any shares of Series A Junior Preferred Stock on November 3, 2027, the applicable dividend rate shall automatically increase to the lesser of (A) the sum of 10.00% plus the applicable 2% default rate (with such aggregate rate increasing by an additional 0.35% per quarter from and after November 3, 2027), or (B) the maximum rate that may be applied under applicable law, unless waived in writing by a majority of the outstanding shares of Series A Junior Preferred Stock.

The A&R also added a provision providing that in the event the Company fails to timely redeem any shares of Series A Junior Preferred Stock in connection with a Qualified Financing (as defined in the A&R CoD) or on November 3, 2027 (a “Default”), the Company agrees to promptly commence a debt or equity financing transaction or sale process to solicit proposals for the sale of the Company and its subsidiaries (or, alternatively, the sale of material assets) designed to yield the maximum cash proceeds to the Company available for redemption of the Series A Junior Preferred Stock as promptly as practicable, but in any event, within 12 months from the date of the Default. If on or after November 3, 2026, the Company is aware that it is reasonably unlikely to have sufficient cash to timely effect the redemption in full of the Series A Junior Preferred Stock when first due, the Company shall, prior to such anticipated due date, take reasonable steps to engage an investment banking firm of national standing (and other appropriate professionals) to conduct preparatory work for such a financing transaction and sale process of the Company and its subsidiaries to provide for such transaction to occur as promptly as possible after any failure for a timely redemption of the Series A Junior Preferred Stock.

For further description of the Series A Junior Preferred Stock, see Risk Factor - "Our common stock ranks junior to our Series A Junior Preferred Stock."

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

We are an emerging growth company within the meaning of the Securities Act of 1933, as amended (the “Securities Act”,) and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

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

Until such time that we lose “emerging growth company” status, which currently is anticipated by the end of fiscal year 2023, it is unclear if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities, and our stock prices may be more volatile and could cause our stock prices to decline.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on us. Research coverage from industry analysts may be limited. If no securities or industry analysts commence coverage of us, our stock price and trading volume could be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our stock adversely, provide more favorable relative recommendations about our competitors or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If any analyst who may cover us ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

A significant number of shares of our common stock are subject to issuance upon exercise of the outstanding warrants, which upon such exercise may result in dilution to our security holders.

Outstanding warrants (including (A) warrants to purchase shares of common stock, at an exercise price of $11.50 per share, issued in connection with the IPO (the “Public Warrants”) and (B)(i) warrants to purchase shares of common stock, at an exercise price of $11.50 per share, which consist of warrants that are part of the units issued to Lion Point Capital, L.P. ("Lion Point") and Lionheart Equities, under the Amended and Restated Forward Purchase Contracts that the Company entered into, at the time of the BurgerFi acquisition, with Lion Point and Lionheart Equities, (ii) private placement warrants and (iii) working capital warrants, all of which were issued pursuant to private placement exemptions (together with (i) and (ii), the “Private Warrants”)) and warrants exercisable for shares underlying units outstanding pursuant to the unit purchase option to purchase units of the Company issued to EarlyBirdCapital and its designees in connection with the IPO (the “Unit Purchase Option”) to purchase shares of our common stock are exercisable at a price of $11.50 per share. Refer to Note 12, “Stockholders' Equity,” as it relates to the number of warrants and options outstanding as of fiscal year end. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

Continued sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur has depressed and may continue to depress the market price of our shares of common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

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

In the event of any voluntary or involuntary liquidation, dissolution or winding up or Deemed Liquidation Event (as defined in the A&R CoD), the holders of Series A Junior Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment is made to the holders of our common stock.

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

In addition, holders of Series A Junior Preferred Stock are entitled to participate in dividends paid to holders of our common stock to the same extent as if such holders of Series A Junior Preferred Stock had shares of common stock in accordance with the terms of the A&R CoD. As a result, the success of an investment in the common stock may depend entirely upon any future appreciation in the value of the common stock. There is no guarantee that the common stock will appreciate in value or even maintain its initial value.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our BurgerFi and Anthony's brand restaurants are primarily end-cap facilities, and, to a lesser extent in-line or free-standing. Two of our franchised restaurants feature a drive-thru. As of January 2, 2023, for all of the corporate-owned restaurants, we lease the premises in which our corporate-owned restaurants are operating. Our restaurant leases generally have initial terms averaging ten years, with two to four renewal options of five years each. Most restaurant leases provide for a specified annual rent, although some call for additional or contingent rent. Generally, leases are “net leases” that require the restaurant to pay a pro rata share of property taxes, insurance and common area maintenance costs. As of January 2, 2023, our restaurant system consisted of 114 restaurants comprised of 25 corporate-owned restaurants and 89 franchised restaurants located in the United States and Saudi Arabia.

We previously leased our executive offices, consisting of approximately 16,500 square feet in North Palm Beach, Florida, for a term expiring in 2023, with an option to renew. In January 2022, we exercised our right to terminate this North Palm Beach lease effective as of July 2022. We currently lease approximately 35,000 square feet in Fort Lauderdale, Florida for our executive offices, for a term expiring in 2032, with an option to renew. Please see Certain Relationships and Related Transactions, and Director Independence for information about this lease.

We believe our current office space is suitable and adequate for its intended purposes and provides opportunity for expansion. The following chart shows the number of restaurants in each of the states in which we operated as of January 2, 2023:

State/Country	Corporate- Operated	Franchise- Operated	Total
Domestic:
Alabama	—	3	3
Alaska	—	1	1
Arizona	—	1	1
Colorado	—	1	1
Connecticut	—	1	1
Delaware	2	—	2
Florida	51	37	88
Georgia	—	4	4
Illinois	—	1	1
Indiana	—	2	2
Kansas	—	1	1
Kentucky	—	2	2
Maryland	1	7	8
Massachusetts	4	—	4
Michigan	—	1	1
Nevada	—	1	1
New Jersey	8	1	9
New York	6	4	10
North Carolina	—	4	4
Ohio	—	2	2
Pennsylvania	11	3	14
Puerto Rico	—	3	3
Rhode Island	1	—	1
South Carolina	—	2	2
Tennessee	1	1	2
Texas	—	1	1
Virginia	—	4	4
International:
Saudi Arabia	—	1	1
Total	85	89	174

Item 3. Legal Proceedings.

Information regarding our legal proceedings can be found under the Contingencies sections of Note 7 “Commitments and Contingencies,” to the Consolidated Financial Statements included within this report.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading Market

BurgerFi’s shares of common stock and public warrants, are each traded on Nasdaq, under the symbols “BFI,” and “BFIIW,” respectively. Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. BurgerFi’s common stock and Public Warrants commenced trading on Nasdaq on March 16, 2018.

Record Holders

As of March 27, 2023, we had 23,823,105 shares of common stock outstanding and 131 record holders of our common stock.

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and footnotes thereto included elsewhere in this Annual Report.

Overview

The Company is a leading multi-brand restaurant company that develops, markets and acquires fast-casual and premium-casual dining restaurant concepts around the world, including corporate-owned stores and franchises. As of January 2, 2023, we were the owner and franchisor of the two following brands:

BurgerFi. BurgerFi is a fast-casual “better burger” concept, renowned for delivering an exceptional, all-natural premium “better burger” experience in a refined, contemporary environment. BurgerFi’s chef-driven menu offerings and eco-friendly restaurant design drive our brand communication. It offers a classic American menu of premium burgers, hot dogs, crispy chicken, frozen custard, hand-cut fries, shakes, beer, wine and more. Originally founded in 2011 in Lauderdale-by-the-Sea, Florida, the purpose was simple – “RedeFining” the way the world eats burgers by providing an upscale burger offering, at a fast-casual price point. BurgerFi is committed to an uncompromising and rewarding dining experience that promises fresh food of transparent quality. Since its inception, BurgerFi has grown to 114 BurgerFi locations, and as of January 2, 2023, was comprised of 25 corporate-owned restaurants and 89 franchised restaurants in 2 countries and 23 states, as well as Puerto Rico.

BurgerFi was named "The Very Best Burger" at the 2023 edition of the nationally acclaimed SOBE Wine and Food Festival, "Best Fast Casual Restaurant" in USA Today's 10Best 2022 Readers' Choice Awards for the second consecutive year, QSR Magazine's Breakout Brand of 2020 and Fast Casual's 2021 #1 Brand of the Year. In 2021, in Consumer Report’s Chain Reaction Report, BurgerFi was praised for serving "no antibiotic beef" across all its restaurants and Consumer Reports awarded BurgerFi an “A-Grade Angus Beef” rating for the third consecutive year.

Anthony’s. Anthony’s is a premium pizza and wing brand operating 60 corporate-owned casual restaurant locations, as of January 2, 2023. Anthony’s prides itself on serving fresh, never frozen, high-quality ingredients. The concept is centered around a 900-degree coal fired oven, and its menu offers “well-done” pizza, coal fired chicken wings, homemade meatballs, and a variety of handcrafted sandwiches and salads. The restaurants also feature a deep wine and craft beer selection to round out the menu. The pizzas are prepared using a unique coal fired oven to quickly seal in natural flavors while creating a lightly charred crust. Anthony’s provides a differentiated offering among its casual dining peers driven by its coal fired oven, which enables the use of fresh, high-quality ingredients with quicker ticket times.

Since its inception in 2002, the Anthony’s brand has grown to 60 corporate-owned locations, as of January 2, 2023, primarily along the East coast and has restaurants in eight states, including Florida (28), Pennsylvania (11), New Jersey (8), New York (5), Massachusetts (4), Delaware (2), Maryland (1), and Rhode Island (1).

Anthony’s was named “The Best Pizza Chain in America" by USA Today's Great American Bites and “Top 3 Best Major Pizza Chain” by Mashed in 2021.

Acquisition

On November 3, 2021, we completed the Anthony's acquisition, which through its subsidiaries, owns and operates casual dining pizza restaurants under the trade name Anthony’s Coal Fired Pizza & Wings. The results of operations, financial position and cash flows of Anthony's is included in our consolidated financial statements as of the closing date of the acquisition.
Segments

We have two operating and reportable segments: (1) BurgerFi and (2) Anthony’s. Our business generates revenue from the following sources: (i) restaurant sales, (ii) royalty and other fees, consisting primarily of royalties based on a percentage of sales reported by franchised restaurants and paid by franchisees, and (iii) franchise fees, consisting primarily of licensing fees paid by franchisees. Prior to the Anthony's acquisition in November 2021, the Company had one reportable segment.

Key Metrics

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

Corporate-Owned Restaurant Sales

“Corporate-Owned Restaurant Sales” represent the sales generated only by corporate-owned restaurants. Corporate-Owned Restaurant Sales growth refers to the percentage change in sales at all corporate-owned restaurants in one period from the same period in the prior year. Corporate-Owned Restaurant Same-Store Sales growth refers to the percentage change in sales at all corporate-owned restaurants once the restaurant has been in operation after 14 months. These measures highlight the performance of existing corporate-owned restaurants.

Franchise Restaurant Sales

“Franchise Restaurant Sales” represent the sales generated only by franchisee-owned restaurants and are not recorded as revenue, however, the royalties based on a percentage of these franchise restaurant sales are recorded as revenue. Franchise Restaurant Sales growth refers to the percentage change in sales at all franchised restaurants in one period from the same period in the prior year. Franchise Restaurant Same-Store Sales growth refers to the percentage change in sales at all franchised restaurants once the restaurant has been in operation after 14 months. These measures highlight the performance of existing franchised restaurants.

Same-Store Sales

We use the measure of “Same Store Sales” to evaluate the performance of our store base, which excludes the impact of new stores and closed stores, in both periods under comparison. We include a restaurant in the calculation of Same-Store Sales once it has been in operation after 14 months. A restaurant that is temporarily closed, is included in the Same-Store Sales computation. A restaurant that is closed permanently, such as upon termination of the lease, or other permanent closure, is immediately removed from the Same-Store Sales computation. Our calculation of Same-Store Sales may not be comparable to others in the industry.

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

Unless otherwise stated, “Systemwide Restaurant Sales”, “Systemwide Sales Growth”, and “Same-Store
Sales” are presented on a systemwide basis, which means they include franchise restaurants and corporate-owned restaurants. Franchise restaurant sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our royalty revenues and brand royalty revenues are calculated based on a percentage of franchise sales.

The following key metrics are important indicators of the overall direction of our business, including trends in sales and the effectiveness of our marketing, operating, and growth initiatives. By providing these key metrics, we believe we are enhancing investors’ understanding of our business as well as assisting investors in evaluating how well we are executing our strategic initiatives. :

(in thousands, except for percentage data)	Year Ended January 2, 2023[1,2]	Year Ended December 31, 2021[3]
Systemwide Restaurant Sales	$289,640	$166,124
Systemwide Restaurant Sales Growth	—%	31%
Systemwide Restaurant Same-Store Sales Growth	(2)%	14%
Corporate-Owned Restaurant Sales	$166,198	$33,435
Corporate-Owned Restaurant Sales Growth	6%	39%
Corporate-Owned Restaurant Same-Store Sales Growth	2%	14%
Franchise Restaurant Sales	$123,442	$127,165
Franchise Restaurant Sales Growth	(7)%	30%
Franchise Restaurant Same-Store Sales Growth	(6)%	15%
Digital Channel % of Systemwide Sales	35%	39%

	Year Ended January 2, 2023[1]		Year Ended December 31, 2021[3]
(in thousands, except for percentage data)	BurgerFi	Anthony's2	BurgerFi[3]
Systemwide Restaurant Sales	$160,821	$128,819	$166,124
Systemwide Restaurant Sales Growth	(3)%	5%	31%
Systemwide Restaurant Same-Store Sales Growth	(7)%	5%	14%
Corporate-Owned Restaurant Sales	$37,379	$128,819	$33,435
Corporate-Owned Restaurant Sales Growth	10%	5%	39%
Corporate-Owned Restaurant Same-Store Sales Growth	(11)%	5%	14%
Franchise Restaurant Sales	$123,442	N/A	$127,165
Franchise Restaurant Sales Growth	(7)%	N/A	30%
Franchise Restaurant Same-Store Sales Growth	(6)%	N/A	15%
Digital Channel % of Systemwide Sales	33%	37%	39%

1.Refer to “Key Metrics Definitions” and “About Non-GAAP Financial Measures” sections below.

2.Included within Systemwide Restaurant Sales Growth, Systemwide Restaurant Same-Store Sales Growth, Corporate-Owned Restaurant Sales Growth and Corporate-Owned Restaurant Same-Store Sales Growth data presented above is information for Anthony's for the respective periods in 2021 which is presented only for informational purposes as Anthony's was not under common ownership until November 2021, the date of acquisition.

3.Includes only BurgerFi

Results of Operations

We present our results of operations as reported in our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The results of operations of Anthony's is included in our consolidated financial statements from the acquisition date of November 3, 2021.

(in thousands)	Year Ended January 2, 2023	Year Ended December 31, 2021
Revenue:
Restaurant sales	$167,201	$57,790
Royalty and other fees	9,733	9,090
Royalty - brand development and co-op	1,786	1,987
Total Revenue	178,720	68,867
Restaurant level operating expenses:
Food, beverage and paper costs	48,487	17,153
Labor and related expenses	49,785	16,272
Other operating expenses	30,277	12,039
Occupancy and related expenses	15,607	4,940
General and administrative expenses	25,974	17,300
Depreciation and amortization expense	17,138	10,060
Share-based compensation expense	10,239	7,573
Brand development, co-op and advertising expense	3,870	2,462
Goodwill and intangible asset impairment	66,569	114,797
Asset impairment	6,946	—
Store closure costs	1,949	—
Restructuring costs	1,459	—
Pre-opening costs	474	1,905
Total Operating Expenses	278,774	204,501
Operating Loss	(100,054)	(135,634)
Other income, net	2,675	2,047
Gain on change in value of warrant liability	2,511	13,811
Interest expense, net	(8,659)	(1,406)
Loss before Income Taxes	(103,527)	(121,182)
Income tax benefit (expense)	95	(312)
Net Loss	$(103,432)	$(121,494)
Sales

The following table presents our corporate-owned restaurant sales by segment:

Revenue:	Year Ended January 2, 2023	Year Ended December 31, 2021
BurgerFi	$38,382	$35,371
Anthony's	128,819	22,419
Consolidated	$167,201	$57,790

Comparison of the years ended January 2, 2023 and December 31, 2021

Restaurant Sales

For the year ended January 2, 2023, the Company’s restaurant sales increased by approximately $109.4 million or 189% as compared to the year ended December 31, 2021. This increase was primarily related to the acquisition of Anthony's included for 12 months while in the prior year it was only included for nine weeks, which contributed approximately $106.4 million, or 97% of the increase in restaurant sales. The remaining increase of $3 million resulted from an increase in sales related to new BurgerFi restaurant openings and higher average transaction values, offset by lower same-store sales. For the Anthony’s brand, same-store sales increased 5% primarily due to an increase in average transaction values. For the BurgerFi brand, same-store sales decreased 11% in corporate-owned locations, respectively.

Royalty and Other Fees

Royalty and other fees increased by approximately $0.6 million, or 7% for the year ended January 2, 2023 as compared to the year ended December 31, 2021. This increase was primarily driven by higher franchise fees realized as a result of franchise agreement terminations during the period.

Royalties – Brand Development and Co-op

Royalties – brand development and co-op advertising decreased by approximately $0.2 million, or 10% for the year ended January 2, 2023 as compared to the year ended December 31, 2021. This decrease was primarily due to a decrease in our franchisees’ sales for the year ended January 2, 2023 as compared to the year ended December 31, 2021. Franchise restaurant same-store sales decreased by 6%.

Restaurant Level Operating Expenses

Restaurant level operating expenses are as follows:

	Year Ended January 2, 2023		Year Ended December 31, 2021*
(in thousands, except for percentage data)	In dollars	As a % of restaurant Sales	In dollars	As a % of restaurant sales
Consolidated:
Restaurant sales	$167,201	100%	$57,790	100.0%
Restaurant level operating expenses:
Food, beverage and paper costs	$48,487	29.0%	$17,153	29.7%
Labor and related expenses	49,785	29.8%	16,272	28.2%
Other operating expenses	30,277	18.1%	12,039	20.8%
Occupancy and related expenses	15,607	9.3%	4,940	8.5%
Total	$144,156	86.2%	$50,404	87.2%

Anthony's*:
Restaurant sales	$128,819	100%	$22,419	100.0%
Restaurant level operating expenses:
Food, beverage and paper costs	$36,618	28.4%	$6,419	28.6%
Labor and related expenses	38,789	30.1%	6,679	29.8%
Other operating expenses	22,237	17.3%	4,321	19.3%
Occupancy and related expenses	11,798	9.2%	1,931	8.6%
Total	$109,442	85.0%	$19,350	86.3%

BurgerFi:
Restaurant sales	$38,382	100%	$35,371	100.0%
Restaurant level operating expenses:
Food, beverage and paper costs	$11,869	30.9%	$10,734	30.3%
Labor and related expenses	10,996	28.6%	9,593	27.1%
Other operating expenses	8,040	20.9%	7,718	21.8%
Occupancy and related expenses	3,809	9.9%	3,009	8.5%
Total	$34,714	90.4%	$31,054	87.8%
* Amounts for Anthony's are only presented from November 3, 2021, the date of acquisition. As such, expenses as a percentage of sales for Anthony's are not necessarily representative or comparable of that of a full period for Anthony's.

Total restaurant level operating expenses as a percentage of revenue was 86.2% for the year ended January 2, 2023 and 87.2% the year ended December 31, 2021. Restaurant-level operating expenses for the fiscal year of 2022 were approximately $144.2 million compared to approximately $50.4 million million in the fiscal year 2021; the increase was driven by the inclusion of a full year of Anthony’s operations, while the prior year included only nine weeks. For the Anthony's brand, restaurant-level operating expenses, as a percentage of sales, decreased 1.3% for the fiscal year 2022, compared to the fiscal year 2021, primarily due to lower other operating expenses and reduction in food costs due to continued stabilization of commodity costs, especially in chicken wing prices, partially offset by higher labor costs. For the BurgerFi brand, restaurant-level operating expenses, as a percentage of sales, increased 2.6% for the fiscal year 2022, compared to the fiscal year 2021, primarily due to lower leverage on fixed costs driven by lower same-store sales.

Food, Beverage and Paper Costs

Food, beverage, and paper costs for the year ended January 2, 2023 increased by approximately $31.3 million, or 183% as compared to the year ended December 31, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $30.2 million, or 96% of the increase. The remaining increase of $1.1 million related to additional BurgerFi locations. As a percentage of corporate restaurant sales, food, beverage and paper costs were 29.0% for the year ended January 2, 2023 as compared to 29.7% for the year ended December 31, 2021. This 0.7% percentage of sales improvement primarily resulted from lower food costs due to continued stabilization of commodity costs, especially in chicken wing prices at Anthony's.

Labor and Related Expenses

Labor and related expenses for the year ended January 2, 2023 increased by approximately $33.5 million, or 206% as compared to the year ended December 31, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $32.1 million, or 96% of the increase. The remaining increase of $1.4 million related to additional BurgerFi restaurants and higher wages. As a percentage of corporate restaurant sales, labor and related expenses were 29.8% for the year ended January 2, 2023 as compared to 28.2% for the year ended December 31, 2021. This 1.6% percentage of corporate restaurant sales increase is due to lower same-store sales at existing BurgerFi locations and increased labor costs experienced in both of our restaurant brands as compared to that of the prior year stemming from higher wages.

Other Operating Expenses

Other operating expenses for the year ended January 2, 2023 increased by approximately $18.2 million, or 151% as compared to the year ended December 31, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $17.9 million, or 98% of the increase. The remaining increase of $0.3 million related to BurgerFi. As a percentage of corporate restaurant sales, other operating expenses were 18.1% for the year ended January 2, 2023 as compared to 20.8% for the year ended December 31, 2021. This 2.7% in percentage of corporate restaurant sales improvement primarily relates to sales increases during the year ended January 2, 2023, creating leverage on certain store operating costs that are not variable with sales and cost reduction initiatives.

Occupancy and Related Expenses

Occupancy and related expenses for the year ended January 2, 2023 increased by approximately $10.7 million, or 216% as compared to the year ended December 31, 2021. This increase was primarily related to the acquisition of Anthony's, which contributed approximately $9.9 million, or 93% of the increase. The remaining increase of $0.8 million related to BurgerFi. As a percentage of corporate restaurant sales, occupancy and related expenses, which are primarily fixed in nature, were 9.3% for the year ended January 2, 2023 and 8.5% the year ended December 31, 2021. The increase of 0.8% in percentage of corporate restaurant sales is primarily driven by the result of higher occupancy percent of sales for new BurgerFi restaurants and BurgerFi negative same-store sales resulting in lower leverage on fixed costs.

General and Administrative Expenses

General and administrative expenses for the year ended January 2, 2023 increased by approximately $8.7 million, or 50% as compared to the year ended December 31, 2021. This increase partially related to Anthony's general and administrative expenses, being included for the full year, which contributed approximately $7.8 million, or 89% of the increase. The remaining increase of $0.9 million related to BurgerFi and was primarily driven by higher legal, professional, and insurance fees and labor and related costs during the year ended January 2, 2023 as compared to the year ended December 31, 2021. These increases were a result of investments made related to the integration of Anthony's, costs associated with legal settlements, and insurance costs, partially offset by the absence of merger’s and acquisition costs incurred during 2022 compared to such costs incurred during 2021.

Depreciation and Amortization Expense

Depreciation and amortization expense was $17.1 million for the year ended January 2, 2023 as compared to $10.1 million for the year ended December 31, 2021. The increase of $7.1 million was primarily due to the acquisition of Anthony's for the full year which contributed approximately $6.2 million or 88% of the increase. The remaining increase of $0.9 million was primarily attributable to more assets placed in service as a result of more corporate-owned BurgerFi stores opened during the prior year.

Share-Based Compensation Expense

Share-based compensation expense was $10.2 million for the year ended January 2, 2023 as compared to $7.6 million for the year ended December 31, 2021 primarily as a result of a greater number of unrestricted restricted stock grants and restricted stock unit awards under the Company’s 2020 Omnibus Equity Stock Incentive Plan as compared to the year ended December 31, 2021.

Brand Development, Co-op and Advertising Expense

Brand development and co-op advertising increased by approximately $1.4 million, or 57% for the year ended January 2, 2023 as compared to the year-ended December 31, 2021. This increase primarily relates to the acquisition of Anthony's for the full year which contributed $1.3 million of the increase.

Goodwill and Intangible Asset Impairment

As part of the Company's interim and annual goodwill impairment assessment during fiscal year 2022, the Company recorded goodwill impairment charges of approximately $66.6 million for the year ended January 2, 2023, of which $49.1 million related to the Anthony's reporting unit and $17.5 million related to the BurgerFi reporting unit. These charges were primarily driven by the impact on the Company's market capitalization caused by the decrease in stock price experienced during the period. For the year ended December 31, 2021, the Company recorded a goodwill impairment charge of $114.8 million for the BurgerFi reporting unit. This impairment charge was primarily related to a goodwill impairment charge of $106.5 million and a definite-lived intangible asset impairment charge of $7.7 million. The majority of the goodwill impairment amount was driven by the impact on the Company's market capitalization due to the decrease in stock price during 2021, coupled with a significant decline in the equity values of our peers. The impairment amount for definite-lived intangible assets was primarily the result of a change in estimate of the remaining life of a licensing agreement.

Asset Impairment

The Company recorded a non-cash asset impairment charge of $6.9 million related to property & equipment and right-of-use assets for certain underperforming stores for the year ended January 2, 2023 of which $6.7 million related to BurgerFi and $0.2 million related to Anthony’s.

Store Closure Costs

Store closure costs were $1.9 million for the year ended January 2, 2023 as compared to $0.1 million during the year ended December 31, 2021 primarily as a result of the Company’s decision to close its commissary during 2022 and, to not open certain stores under development partially offset by the net gain on three store transfers to a franchisee for BurgerFi and the closure of one Anthony’s store in October 2022. Store closure costs include asset impairment expenses, and contract termination expenses including lease termination, rent expense and other expenses incurred by a restaurant after the Company’s decision to cease development or closure of a restaurant. Store closure costs can fluctuate significantly from period to period based on the number and timing of restaurant closures and the specific closing costs incurred for each restaurant.

Restructuring Costs

Restructuring costs for the year ended January 2, 2023 of $1.5 million included severance costs and other termination benefits related to the departure of members of executive management and professional fees and other costs incurred in connection with our Credit Facility requirements to raise additional capital or debt. See Note 9, “Debt,” for further discussion of our credit facilities and indebtedness.

Pre-opening Costs

Pre-opening costs were $0.5 million for the year ended January 2, 2023 as compared to $2 million for the year ended December 31, 2021 primarily as a result of opening three new stores during the year ended January 2, 2023 compared to ten during the year ended December 31, 2021. Pre-opening costs include all expenses incurred by a restaurant prior to the restaurant's opening for business. These pre-opening costs include costs to relocate and reimburse restaurant management staff members, costs to recruit and train hourly restaurant staff members, wages, travel, and lodging costs for our training team and other support staff members, as well as rent expense. Pre-opening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific pre-opening costs incurred for each restaurant.

Other Income, net

Other income,net for the year ended January 2, 2023 was $2.7 million and related to recording an Employee Retention Credit made available through the amended Coronavirus Aid, Relief, and Economic Security Act legislation. Other income, net was $2.0 million for the year ended December 31, 2021 as a result of $2.2 million of debt forgiveness on all of our PPP loans, offset by loss on disposal of assets.

Change in Value of Warrant Liability

The Company recorded a non-cash gain of approximately $2.5 million during the year ended January 2, 2023 related to change in the fair value of the warrant liability as compared to a gain of $13.8 million during the year ended December 31, 2021. The increase in the gain is primarily attributable to the decrease in value of the warrant liability primarily due to a decrease in the trading price of our common stock.

Interest Expense

Interest expense was approximately $8.7 million during the year ended January 2, 2023 as compared to $1.4 million during the year ended December 31, 2021, an increase of $7.3 million. Interest expense related to the debt assumed as part of the Anthony’s acquisition contributed to $4.1 million of the increase. The remaining increase of $3.2 million in non-cash interest expense related to the accretion in value of redeemable preferred stock.

Income Tax Expense (Benefit)

For the year ended January 2, 2023, the Company recorded an income tax benefit of $0.1 million, primarily as a result of a valuation allowance on the Company’s deferred tax assets. This resulted in an effective tax rate of less than 1.0%. For the year ended December 31, 2021, the Company recorded income tax expense of $0.3 million.

Net Loss

Net loss for the year ended January 2, 2023 was $103.4 million compared to a net loss of $121.5 million for the year ended December 31, 2021. The improvement in net loss of $18.1 million was primarily due to $41.3 million in lower non-cash impairment charges and the results of a full year of Anthony’s operations, while the prior year included only nine weeks. The improvement of $18.1 million in net loss was also partially offset by $11.3 million of lower gains on change in value of warrant liability, $7.3 million increase in interest expense, $7.1 million increase in depreciation and amortization expense, $2.7 million increase in share-based compensation expense and $1.9 million increase in store closure costs.

Non-U.S. GAAP Financial Measures
As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”). We define Adjusted EBITDA as net loss before goodwill and asset impairment charges, gain on change in value of warrant liability, interest expense (which includes non-cash interest on preferred stock and interest accretion on related party notes), income tax benefit (expense), depreciation and amortization expense, share-based compensation expense, pre-opening costs, employee retention credits and PPP loan gain, store closure costs and other, net, legal settlements, restructuring costs and, merger, acquisition and integration costs.

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

Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net loss on a consolidated basis and by segment for the years ended:

	Consolidated		BurgerFi		Anthony's
Year Ended (in thousands)	January 2, 2023	December 31, 2021	January 2, 2023	December 31, 2021	January 2, 2023	December 31, 2021
Net Loss	$(103,432)	$(121,494)	$(50,375)	$(121,352)	$(53,057)	$(142)
Goodwill and asset impairment charges	73,515	114,797	24,195	114,797	49,320	—
Gain on change in value of warrant liability	(2,511)	(13,811)	(2,511)	(13,811)	—	—
Interest expense	8,659	1,406	3,843	673	4,816	733
Income tax (benefit) expense	(95)	312	240	473	(335)	(161)
Depreciation and amortization expense	17,138	10,060	9,571	8,694	7,567	1,366
Share-based compensation expense	10,239	7,573	10,239	7,573	—	—
Pre-opening costs	474	1,905	474	1,905	—	—
Employee retention credits/ PPP loan gain	(2,626)	(2,237)	(2,626)	(2,237)	—	—
Store closure costs and other, net	1,934	324	1,899	279	35	45
Legal settlements	1,623	689	1,588	689	35	—
Restructuring costs	1,459	—	696	—	763	—
Merger, acquisition, and integration costs	2,787	4,275	2,633	4,119	154	156
Adjusted EBITDA	$9,164	$3,799	$(134)	$1,802	$9,298	$1,997

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand. As of January 2, 2023, we maintained a cash and cash equivalents balance of approximately $11.9 million.

Our primary requirements for liquidity are to fund our working capital needs, operating and finance lease obligations, capital expenditures and general corporate needs. Our requirements for working capital are generally not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our ongoing capital expenditures are principally related to remodels and maintenance as well as investments in our digital and corporate infrastructure. We estimate our capital expenditures will be approximately $1.0 million - $2.0 million for the year ending January 1, 2024 and primarily used for minor remodeling and equipment replacements in existing locations.

We have implemented, and may continue to further implement price increases to mitigate the inflationary effects of food and labor costs, however we cannot predict the long-term impact of these negative economic conditions on our restaurant profitability.

We currently believe we are able to pay our obligations as they become due for at least the next 12 months and for the foreseeable future, with our cash flow generated from operations and our cash on hand balance of $11.9 million.

The following table presents the summary cash flow information for the periods indicated (in thousands):

	Year Ended January 2, 2023	Year Ended December 31, 2021
Net cash (used in) provided by:
Operating activities	$2,168	$(7,467)
Investing activities	(1,549)	(5,015)
Financing activities	(3,591)	(13,012)
Net decrease in cash	$(2,972)	$(25,494)

Cash Flows (Used in) Provided By Operating Activities

During the year ended January 2, 2023, cash flows (used in) provided by operating activities were approximately $2.2 million. The cash flows used in operating activities resulted from results of operations, non-cash items and changes in operating assets and liabilities.

Cash Flows Used in Investing Activities

During the year ended January 2, 2023, cash flows (used in) investing activities were approximately $1.5 million, which was primarily the result of constructing two stores, and minor remodel equipment replacements in existing locations of $2.5 million offset by $1.1 million of proceeds from sale of property & equipment in connection with the sale of three corporate-owned BurgerFi restaurants to franchisees.

Cash Flows Used in Financing Activities

During the year ended January 2, 2023, cash flows (used in) financing activities were approximately $3.6 million, which was primarily related to principal payments on borrowings of approximately $3.3 million.

Credit Agreement

On November 3, 2021, as part of the Anthony's acquisition, the Company joined a credit agreement with a syndicate of commercial banks (as amended, the "Credit Agreement"). The Credit Agreement, which was scheduled to terminate on June 15, 2024, provides the Company with lender financing structured as a $57.8 million term loan and a $4 million revolving loan. The terms of the Credit Agreement require the Company to repay the principal of the term loan in quarterly installments of approximately $0.8 million with the balance due at the maturity date. The principal amount of revolving loans is due and payable in full on the maturity date. The loan and revolving line of credit are secured by substantially all of the Company’s assets and incurred interest on outstanding amounts of 4.75% until December 31, 2022. Effective March 9, 2022, certain of the covenants of (i) the Company and Plastic Tripod, Inc., as the borrowers (the "Borrowers"), and (ii) the subsidiary guarantors (the "Guarantors") party to the Credit Agreement were amended (such amendment herein referred to as the “Twelfth Amendment”). Pursuant to the terms of the Twelfth Amendment, the Borrowers and Guarantors agreed to pay incremental deferred interest of 2% per annum, in the event that the obligations under the Credit Agreement were not repaid on or prior to June 15, 2023; provided, however, that if no event of default has occurred and is continuing then (1) no incremental deferred interest will be due if all of the obligations under the Credit Agreement have been paid on or prior to December 31, 2022, and (2) only 50% of the incremental deferred interest will be owed if all of the obligations under the Credit Agreement have been paid from and after January 1, 2023 and on or prior to March 31, 2023.

The Credit Agreement was further amended on December 7, 2022 (such amendment herein referred to as the “Thirteenth Amendment”) by amending certain covenants of the Credit Agreement and extending the maturity date from June 15, 2024 to September 30, 2025. The amendment also provided for periodic increases to the annual rate of interest changing the rate per annum to (1) 5.75% from January 1, 2023 through June 15, 2023; (2) 6.75% per annum from June 16, 2023 through December 31, 2023; (3) 7.25% per annum from January 1, 2024 through June 15, 2024; and (4) 7.75% per annum from and after June 16, 2024 through maturity. In addition, the 2% incremental deferred interest implemented on March 9, 2022 was reduced to 1% beginning January 3, 2023 and will be eliminated at December 31, 2023. In addition, the terms of the Thirteenth Amendment provided for additional increases to the interest rate by 0.5% commencing on January 1, 2024 through June 15, 2024 and by 0.5% on June 16, 2024 through maturity.

The terms of the Thirteenth Amendment also provided for a change in the timing of paying approximately $0.3 million of deferred interest payments previously scheduled to be paid on June 16, 2023, to be paid monthly from January to June 2023, while deferring the balance of deferred interest amount of approximately $1.3 million from June 15, 2023 to December 31, 2023. The Borrowers and Guarantors also agreed to obtain $5,000,000 in net cash proceeds from (x) a shelf registration and equity issuance by not later than January 2, 2023, or (y) issuance of unsecured subordinated debt by not later than January 30, 2023, referred to as the “Initial New Capital Infusion Covenant”.

Under the terms of the Thirteenth Amendment, certain modifications were made to the accounting definitions in the Credit Agreement to bring such definitions in line with Company practices and needs.

In addition, under the terms of the Thirteenth Amendment, the Borrowers and Guarantors agreed to reset their consolidated senior lease-adjusted leverage ratio and fixed charge coverage ratio as follows:
(a) maintain a quarterly consolidated senior lease-adjusted leverage ratio greater than (i) 7.00 to 1.00 as of the end of the fiscal quarter ending on or about December 31, 2022, (ii) 7.00 to 1.00 as of the end of the fiscal quarter ending on or about March 31, 2023, and (iii) 6.50 to 1.00 as of the end of the fiscal quarter ending on or about June 30, 2023 and the end of each fiscal quarter thereafter;
(b) maintain a quarterly minimum fixed charge coverage ratio of 1.10 to 1.00 as of the end of the fiscal quarter ending on or about December 31, 2022 and the end of each fiscal quarter thereafter; and
(c) the liquidity requirement of the Credit Agreement remains unchanged; provided, that in the event the Company has not received by January 2, 2023 at least $5,000,000 in net cash proceeds as a result of shelf registration and equity issuance then the required liquidity amount as of January 2, 2023 is reduced to $9,500,000.

The consolidated senior lease-adjusted leverage ratio, fixed charge coverage ratio and liquidity are computed in accordance with the Credit Agreement.

If upon delivery of the quarterly financial statements, the consolidated fixed charge coverage ratio as of the end of any fiscal quarter of the Company ending after January 2, 2023 was less than 1.15 to 1.00, then Borrowers and Guarantors agreed to engage a consulting firm to help with certain operational activities and other matters as reasonably determined; provided, that, if after delivery of the quarterly financial statements, (x) the consolidated fixed charge coverage ratio as of the end of each of the two prior consecutive fiscal quarters of Company was greater than 1.15 to 1.00, and (y) the consolidated senior lease-adjusted leverage ratio as of the end of each of the two prior consecutive fiscal quarters of Company was less than the correlative amount of the consolidated senior lease-adjusted leverage ratio required for the financial covenants for such fiscal quarters by 0.25 basis points or more, then retention of the consulting firm shall not be required during the following fiscal quarter.

On February 1, 2023, the Credit Agreement was further amended (such amendment herein referred to as the “Fourteenth Amendment”) to amend the Initial New Capital Infusion Covenant to provide that, not later than February 24, 2023, the Company will obtain $5,000,000 of new indebtedness through the Initial New Capital Infusion, and exchange $10,000,000 of existing debt from a delayed draw term loan, which was part of the Credit Agreement and provided by a related party and significant stockholder, for $10,000,000 in new junior subordinated secured debt, resulting in the Company holding $15,000,000 in junior subordinated secured debt on terms reasonably acceptable to the Required Lenders (as defined in the Credit Agreement), including without limitation, that (1) such indebtedness shall not mature until at least two (2) years after the maturity date of the credit facility of September 30, 2025; (2) no payments of cash interest shall be made on such indebtedness until after the repayment in full of the obligations under the Credit Agreement; and (3) no scheduled or voluntary payments of principal shall be made until after the repayment in full of the obligations under the Credit Agreement.

On February 24, 2023, the Credit Agreement was further amended (such amendment herein referred to as the “Fifteenth Amendment”), whereby, the Borrowers and the Guarantors were released from liability with respect to the Delayed Draw Term Loan in the amount of $10,000,000 under the Credit Agreement (the “Existing Loan”) in consideration of the continuation and amendment and restatement of the Existing Loan under the Note (as such term is defined below). We are in compliance with our financial covenants under the amended Credit Agreement as of February 24, 2023.

On February 24, 2023, the Borrowers also entered into the Note with the Junior Lender, pursuant to which the Junior Lender continued, amended and restated the Existing Loan of $10,000,000, which is junior subordinated secured indebtedness, and also provided $5,100,000 of new junior subordinated secured indebtedness, to the Borrowers (collectively, the “Junior Indebtedness”), which Junior Indebtedness was incurred outside of the Credit Agreement. See also Part III, Item 13 Certain Relationships and Related Transactions, and Director Independence.

The Junior Indebtedness, which accrues interest at 4% per annum (i) is secured by a second lien on substantially all of the assets of the Borrowers and the Guarantors pursuant to the terms of the Note and that certain Guaranty and Security Agreement, dated February 24, 2023, by and among the Guarantors and the Junior Lender, (ii) is subject to the terms of that certain Intercreditor and Subordination Agreement dated February 24, 2023, by and between the Administrative Agent and the Junior Lender and acknowledged by the Borrowers and the Guarantors, and (iii) matures on the date that is the second anniversary of the maturity date under the Credit Agreement (the “Junior Maturity Date”) (September 30, 2027, based on the maturity date under the Credit Agreement of September 30, 2025).

Under the terms of the Note, no payments of cash interest or payments of principal shall be due until the Junior Maturity Date, and no voluntary prepayments may be made on the Junior Indebtedness prior to the Junior Maturity Date until after the repayment in full of the obligations under the Credit Agreement.

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

As of January 2, 2023 and December 31, 2021, the redeemable preferred stock accreted value was $51.4 million and $47.5 million, respectively and the redemption amount was $53.0 million. During the years ended January 2, 2023 and December 31, 2021, the Company recorded non-cash interest expense on the redeemable preferred stock in the amount of $3.9 million and $0.6 million respectively related to accretion of the preferred stock to its estimated redemption value.

On February 24, 2023, the Company filed the A&R CoD, which among other matters, added a provision providing that in the event the Company fails to timely redeem any shares of Series A Preferred Stock on November 3, 2027, the applicable dividend rate shall automatically increase to the lesser of (A) the sum of 10% plus the 2% applicable default rate (with such aggregate rate increasing by an additional 0.35% per quarter from and after November 3, 2027), or (B) the maximum rate that may be applied under applicable law, unless waived in writing by a majority of the outstanding shares of Series A Junior Preferred Stock.

The A&R CoD also added a provision providing that in the event of a Default, the Company agrees to promptly commence a debt or equity financing transaction or sale process to solicit proposals for the sale of the Company and its subsidiaries (or, alternatively, the sale of material assets) designed to yield the maximum cash proceeds to the Company available for redemption of the Series A Junior Preferred Stock as promptly as practicable, but in any event, within 12 months from the date of the Default. If on or after November 3, 2026, the Company is aware that it is reasonably unlikely to have sufficient cash to timely effect the redemption in full of the Series A Junior Preferred Stock when first due, the Company shall, prior to such anticipated due date, take reasonable steps to engage an investment banking firm of national standing (and other appropriate professionals) to conduct preparatory work for such a financing transaction and sale process of the Company and its subsidiaries to provide for such transaction to occur as promptly as possible after any failure for a timely redemption of the Series A Junior Preferred Stock.

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

For further discussion of the A&R CoD, including certain board and governance rights included in the A&R CoD, please see Part I, Item 1A Risk Factors “We have significant stockholders whose interests may differ from those of our public stockholders.” and Part III, Item 10 Directors and Executive Officers.

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

The Company reviews its financial reporting and disclosure practices and accounting policies quarterly to confirm that they provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies, the following involve a higher degree of judgment and/or complexity:

•Goodwill

We review goodwill for impairment annually at the end of the fourth quarter, or more frequently if circumstances indicate a possible impairment. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. The Company estimates the fair values of its reporting unit using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the estimated fair value of the reporting unit is less than its carrying value, a goodwill impairment exists for the reporting unit and an impairment loss is recorded. The estimated fair value of goodwill is subject to change as a result of many factors including, among others, any changes in the our business plans, changing economic conditions, a potential decrease in our stock price and market capitalization, and the competitive environment. Should actual cash flows and the Company’s future estimates vary adversely from those estimates used, the Company may be required to recognize impairment charges in future years. Refer to Note 5, “Impairment” and Note 13, “Fair Value Measurements,” for more information.

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

For more information, refer to Note 5, “Impairment” and Note 13, “Fair Value Measurements.”

•Warrant Liability

The fair value of our warrant liability is measured at fair value on a recurring basis, classified as Level 2 in the fair value hierarchy. The fair value is calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including the expected term, expected volatility, risk-free interest rate, dividend rate and service period. Refer to Note 13, “Fair Value Measurements,” for further disclosure.

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

Refer to Note 4, “Acquisitions,” for additional information.

•Income Taxes

We make certain estimates and judgments in the calculation of our provision for income taxes, in the resulting tax liabilities, and in the recoverability of deferred tax assets. We record valuation allowances against our deferred tax assets, when necessary. Realization of deferred tax assets is dependent on future taxable earnings and is therefore uncertain. Refer to Note 11, “Income Taxes,” for additional information.

New Accounting Pronouncements

See Note 1, “Organization and Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information about new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

BURGERFI INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
BurgerFi International, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of BurgerFi International, Inc. and subsidiaries (the Company) as of January 2, 2023 and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 10 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2022 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

Miami, Florida
April 3, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
BurgerFi International, Inc.
North Palm Beach, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of BurgerFi International, Inc. and Subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company’s auditor from 2015 to 2022.

West Palm Beach, Florida
April 14, 2022

BurgerFi International Inc., and Subsidiaries
Consolidated Balance Sheets

(in thousands, except for per share data)	January 2, 2023	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$11,917	$14,889
Accounts receivable, net	1,766	1,689
Inventory	1,320	1,387
Asset held for sale	732	732
Other current assets	2,724	2,526
Total Current Assets	18,459	21,223
Property & equipment, net	19,371	29,035
Operating right-of-use assets, net	45,741	—
Goodwill	31,621	98,000
Intangible assets, net	160,208	168,723
Other assets	1,380	738
Total Assets	$276,780	$317,719
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable - trade and other	$8,464	$7,841
Accrued expenses	10,589	5,302
Short-term operating lease liability	9,924	—
Other liabilities	6,241	7,856
Short-term borrowings	4,985	3,331
Total Current Liabilities	40,203	24,330
Non-Current Liabilities
Long-term borrowings	53,794	56,797
Redeemable preferred stock, $0.0001 par value, 10,000,000 shares authorized, 2,120,000 shares issued and outstanding, $53 million principal redemption value	51,418	47,525
Long-term operating lease liability	40,748	—
Related party note payable	9,235	8,724
Warrant liability	195	2,706
Other non-current liabilities	1,017	3,009
Deferred income taxes	1,223	1,353
Total Liabilities	197,833	144,444
Commitments and Contingencies - Note 7
Stockholders' Equity
Common stock, $0.0001 par value, 100,000,000 shares authorized, 22,257,772 and 21,303,500 shares issued and outstanding as of January 2, 2023 and December 31, 2021, respectively	2	2
Additional paid-in capital	306,096	296,992
Accumulated deficit	(227,151)	(123,719)
Total Stockholders' Equity	78,947	173,275
Total Liabilities and Stockholders' Equity	$276,780	$317,719

See accompanying notes to consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Consolidated Statements of Operations

(in thousands, except for per share data)	Year Ended January 2, 2023	Year Ended December 31, 2021
Revenue:
Restaurant sales	$167,201	$57,790
Royalty and other fees	9,733	9,090
Royalty - brand development and co-op	1,786	1,987
Total Revenue	178,720	68,867
Restaurant level operating expenses:
Food, beverage and paper costs	48,487	17,153
Labor and related expenses	49,785	16,272
Other operating expenses	30,277	12,039
Occupancy and related expenses	15,607	4,940
General and administrative expenses	25,974	17,300
Depreciation and amortization expense	17,138	10,060
Share-based compensation expense	10,239	7,573
Brand development, co-op and advertising expense	3,870	2,462
Goodwill and intangible asset impairment	66,569	114,797
Asset impairment	6,946	—
Store closure costs	1,949	—
Restructuring costs	1,459	—
Pre-opening costs	474	1,905
Operating Loss	(100,054)	(135,634)
Other income, net	2,675	2,047
Gain on change in value of warrant liability	2,511	13,811
Interest expense, net	(8,659)	(1,406)
Loss before Income Taxes	(103,527)	(121,182)
Income tax benefit (expense)	95	(312)
Net Loss	$(103,432)	$(121,494)

Weighted average common shares outstanding:
Basic	22,173,694	18,408,247
Diluted	22,173,694	18,624,447

Net Loss per common share:
Basic	$(4.66)	$(6.60)
Diluted	$(4.66)	$(7.20)

See accompanying notes to consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock			Additional Paid-in Capital	Accumulated Deficit	Total
(in thousands, except for share data)	Shares		Amount
Balance at December 31, 2020	17,541,838		$2	$261,298	$(2,225)	$259,075
Share-based compensation	—		—	7,573	—	7,573
Stock issued in acquisition of Anthony's	3,362,424		—	28,120	—	28,120
Vested shares issued	107,500		—	—	—	—
Shares issued for warrant exercises	8,069		—	1	—	1
Exchange of unit purchase option units	283,669		—	—	—	—
Net loss	—		—	—	(121,494)	(121,494)
Balance, December 31, 2021	21,303,500	21,303,500	$2	$296,992	$(123,719)	$173,275
Share-based compensation	—		—	10,239	—	10,239
Stock issued in acquisition of Anthony's1	123,131		—	—	—	—
Vested shares issued	1,001,532		—	—	—	—
Shares withheld for taxes	(170,391)		—	(1,135)	—	(1,135)
Net loss	—		—	—	(103,432)	(103,432)
Balance, January 2, 2023	22,257,772		$2	$306,096	$(227,151)	$78,947
1Timing of share issuance differs from recognition of related financial statement dollar amounts.
See accompanying notes to consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands)	Year Ended January 2, 2023	Year Ended December 31, 2021
Cash Flows Provided By (Used In) Operating Activities
Net loss	$(103,432)	$(121,494)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Goodwill and intangible asset impairment	66,569	114,797
Asset impairment	6,946	—
Gain on change in value of warrant liability	(2,511)	(13,811)
Depreciation and amortization	17,138	10,060
Share-based compensation	10,239	7,573
Forfeited franchise deposits	(1,481)	(834)
Deferred income taxes	(130)	312
Non-cash interest	4,457	841
Provision for bad debts	8	234
Loss on disposal of property & equipment	38	203
Non-cash store closure costs	661	—
Non-cash lease cost	185	—
Gain on extinguishment of debt	—	(2,237)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(268)	(633)
Inventory	67	(142)
Other assets	(499)	81
Accounts payable - trade and other	224	303
Accrued expenses	3,576	(4,045)
Deferred rent	—	871
Deferred revenue and other liabilities	381	454
Cash Flows Provided By (Used In) Operating Activities	2,168	(7,467)
Net Cash Flows From Investing Activities
Purchase of property & equipment	(2,517)	(10,665)
Cash acquired as part of the Anthony's acquisition	—	5,522
Proceeds from the sale of property & equipment	1,087	80
Other investing activities	(119)	48
Net Cash Flows Used In Investing Activities	(1,549)	(5,015)
Net Cash Flows From Financing Activities
Proceeds from borrowings	1,500	—
Payments on borrowings	(3,339)	(12,168)
Payment of direct costs on issuance of common stock	(1,089)	(844)
Debt issuance costs	(486)	—
Repayments of finance leases	(177)	—
Net Cash Flows Used In Financing Activities	(3,591)	(13,012)
Net Decrease in Cash and Cash Equivalents	(2,972)	(25,494)
Cash and Cash Equivalents, beginning of year	14,889	40,383
Cash and Cash Equivalents, end of year	$11,917	$14,889

Supplemental cash flow disclosures:
Cash paid for interest	$2,884	$551
Value of common stock issued in Anthony's acquisition	$—	$28,965
Value of preferred stock issued in Anthony's acquisition	$—	$46,906
Cash paid for income taxes	$—	$7

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021

1. Organization and Summary of Significant Accounting Policies

Organization

BurgerFi International, Inc. and its wholly owned subsidiaries (“BFI,” the “Company,” also “we,” “us,” and “our”), is a multi-brand restaurant company that develops, markets and acquires fast-casual and premium-casual dining restaurant concepts around the world, including corporate-owned stores and franchises located in the United States and Saudi Arabia. As of January 2, 2023, the Company has 174 franchised and corporate-owned restaurants of the two following brands:

BurgerFi. BurgerFi is a fast-casual “better burger” concept with 114 franchised and corporate-owned restaurants as of January 2, 2023, offering burgers, hot dogs, crispy chicken, frozen custard, hand-cut fries, shakes, beer, wine and more.

Anthony’s. Anthony’s is a pizza and wing brand that operated 60 corporate-owned casual restaurant locations, as of January 2, 2023. The concept is centered around a coal fired oven, and its menu offers “well-done” pizza, coal fired chicken wings, homemade meatballs, and a variety of handcrafted sandwiches and salads.

Basis of presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, during the third quarter of 2022, substantial doubt about the Company’s ability to continue as a going concern was raised due to uncertainty surrounding the Company’s ability to comply with its forecasted financial covenants. The going concern uncertainty was cured by the Credit Agreement, as amended on February 24, 2023. See Note 9, “Debt,” for additional disclosure surrounding the amended Credit Agreement.

On November 3, 2021, the Company completed the acquisition of Hot Air, Inc. (the "Anthony's acquisition"), which through its subsidiaries, owns and operates casual dining pizza restaurants under the trade name Anthony’s Coal Fired Pizza & Wings ("Anthony's"). The results of operations, financial position and cash flows of Anthony's is included in its consolidated financial statements as of the closing date of the acquisition.

On July 28, 2022, the Company's Board of Directors approved the change to a 52-53-week fiscal year ending on the Monday nearest to December 31 of each year in order to improve the alignment of financial and business processes following the acquisition of Anthony’s. With this change, the Company’s fiscal year 2022 ended on January 2, 2023. For the year ended December 31, 2021, the BurgerFi brand operated on a calendar year-end and Anthony's operated on a 52-53 week fiscal year ended on the Monday closest to December 31. Differences arising from the different fiscal year-ends were not deemed material for the year ended December 31, 2021.

Reclassifications

Certain current year amounts primarily in restaurant level operating expenses, general and administrative expenses and brand development, co-op and advertising expense have been reclassified within the consolidated statements of operations and are not comparable to the year ended December 31, 2021.

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
For the Years Ended January 2, 2023 and December 31, 2021
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

Corporate-owned stores and Franchised stores

The Company grants franchises to independent operators who in turn pay an initial franchise fee, royalties and other fees as stated in the franchise agreement. Store activity for the years ended January 2, 2023 and December 31, 2021 is as follows:

	2022			2021
	Corporate-owned	Franchised	Total	Corporate-owned	Franchised	Total
Total BurgerFi and Anthony's	85	89	174	86	93	179

BurgerFi stores, beginning of year	25	93	118	17	102	119
BurgerFi stores opened	3	8	11	10	6	16
BurgerFi stores transferred/sold	(3)	3	—	(1)	1	—
BurgerFi stores closed	—	(15)	(15)	(1)	(16)	(17)
BurgerFi total stores, end of year	25	89	114	25	93	118

Anthony's stores, beginning of period	61	—	61	—	—	—
Anthony's stores, acquired	—	—	—	61	—	61
Anthony's stores opened	—	—	—	—	—	—
Anthony's stores closed	(1)	—	(1)	—	—	—
Anthony's total stores, end of year	60	—	60	61	—	61

End of year store totals included one international store for both fiscal year’s ended January 2, 2023 and December 31, 2021, respectively.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less as cash equivalents. Cash and cash equivalents also include approximately $2.4 million and $1.1 million as of January 2, 2023 and December 31, 2021, respectively, of amounts due from commercial credit card companies, such as Visa, MasterCard, Discover, and American Express, which are generally received within a few days of the related transactions. At times, the balances in the cash and cash equivalents accounts may exceed federal insured limits. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. The Company limits uninsured balances to only large, well-known financial institutions and believes that it is not exposed to significant credit risk on cash and cash equivalents.

Accounts Receivable, net

Accounts receivable consist of amounts due from vendors for rebates on purchases of goods and materials, franchisees for training and royalties and are stated at the amount invoiced. Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. Management provides for probable uncollectible amounts through a charge to earnings and a credit to allowance for uncollectible accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for uncollectible accounts and a credit to accounts receivable. The allowance for uncollectible accounts was approximately $0.2 million at January 2, 2023, and nominal at December 31, 2021.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021
Employer Retention Tax Credits

The Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, made a number of changes to employer retention tax credits previously made available under The Coronavirus Aid, Relief, and Economic Security Act, including modifying and extending the Employee Retention Credit (“ERC”) for the six calendar months ending June 30, 2021. As a result of such legislation, the Company qualified for ERC for the first and second calendar quarters of 2021 and has applied for ERC through amended payroll tax filings for the applicable quarters. We recognized $2.6 million, net of third party preparation fees, in other income, net related to ERC in the Company's consolidated statements of operations for the year ended January 2, 2023 of which approximately $1.4 million had been collected as of January 2, 2023. As of January 2, 2023, the Company had $1.5 million included in other current assets on its consolidated balance sheets.

Inventories

Inventories primarily consist of food and beverages. Inventories are accounted for at lower of cost or net realizable value using the first-in, first-out (FIFO) method. Spoilage is expensed as incurred.

Property & Equipment, net

Property & equipment are carried at cost, net of accumulated depreciation. Depreciation is provided by the straight-line method over an estimated useful life. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the asset and the term of the related lease. The estimated lives for kitchen equipment and other equipment, computers and office equipment, furniture and fixtures, and vehicles range from five to seven years. Maintenance and repairs which are not considered to extend the useful lives of the assets are charged to operations as incurred. Expenditures for additions and improvements are capitalized. Expenditures for renewals and betterments, which materially extend the useful lives of assets or increase their productivity, are capitalized. The Company capitalizes construction costs during construction of the restaurant and will begin to depreciate them once the restaurant is placed in service. Wage costs directly related to and incurred during a restaurant’s construction period are capitalized. Interest costs incurred during a restaurant’s construction period are capitalized. Upon sale or retirement, the cost of assets and related accumulated depreciation and amortization are removed from the accounts and any resulting gains or losses are included in operating expense.

Impairment of Long-Lived Assets and Definite-Lived Intangible Assets

The Company assesses the potential impairment of its long-lived assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of the assets or asset group may not be recoverable. Factors considered include, but are not limited to, negative cash flow, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is being used, an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life and significant negative industry or economic trends. At any given time, the Company may be monitoring a small number of locations, and future impairment charges could be required if individual restaurant performance does not improve or if the decision is made to close or relocate a restaurant. If such assets are considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying amount of the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Definite-lived intangible assets are amortized on a straight-line basis using the following estimated useful lives of the related classes of intangibles: 7 years for franchise agreements, 30 years for trade names, 10 years for the license agreement (adjusted to 22 months at December 31, 2021), and 10 years for the VegeFi product. Right of use assets are amortized based on the expected remaining term of the lease agreement which can range from 5 to 10 years at inception of the lease or renewal term. Refer to leases below for discussion of amortization of right of use assets.

The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021

The Company recorded an impairment charge of approximately $6.9 million during the year ended January 2, 2023, of which $3.1 million related to property & equipment and $3.8 million related to right-of-use assets included in asset impairment on our consolidated statements of operations. For the year ended December 31, 2021 the Company recorded an impairment charge of $8.3 million, of which $7.7 million related to licensing agreements and $0.6 million related to property & equipment included within goodwill and intangible asset impairment on the consolidated statements of operations. Additionally, as a result of impairment of the Company's licensing agreements at December 31, 2021, the Company reevaluated the useful life of 10 years and determined that such useful life be adjusted to 22 months through October 2023. Refer to Note 5, “Impairment” and Note 3, “Intangible Assets,” for additional information.

Goodwill and Indefinite-Lived Intangible Assets

The Company accounts for goodwill and indefinite-lived intangible assets in accordance with FASB ASC No. 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350 requires goodwill and indefinite-lived intangible assets to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. The Company evaluates goodwill at the end of the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) changes in the Company’s business plans, (2) changing economic conditions including a potential decrease in the Company’s stock price and market capitalization, (3) a significant adverse change in legal factors or in business climate, (4) unanticipated competition, or (5) an adverse action or assessment by a regulator.

In evaluating goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. This impairment test involves comparing the fair value of the reporting unit with its carrying value (including goodwill). The Company estimates the fair values of its reporting unit using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the estimated fair value of the reporting unit is less than its carrying value, a goodwill impairment exists for the reporting unit and an impairment loss is recorded.

Based on the results of the Company’s interim and annual goodwill impairment tests, it determined it was more likely than not that goodwill was impaired at the Anthony's and the BurgerFi reporting units. Accordingly, the Company recorded goodwill impairment charges of approximately $66.6 million during the year ended January 2, 2023. Refer to Note 5, “Impairment,” for additional information.

The estimated fair value of goodwill is subject to change as a result of many factors including, among others, any changes in the Company’s business plans, changing economic conditions, a potential decrease in its stock price and market capitalization, and the competitive environment. Should actual cash flows and the Company’s future estimates vary adversely from those estimates used, the Company may be required to recognize impairment charges in future years.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021
The following table represents changes to the Company's goodwill during the year ended January 2, 2023 and December 31, 2021:

	Reporting Unit
(in thousands)	BurgerFi	Anthony's	Total Goodwill
Balance, December 31, 2020	$119,542	$—	$119,542
Goodwill acquired in connection with Anthony’s acquisition	—	80,495	80,495
Adjustment to goodwill acquired	4,439	—	4,439
Impairment Loss	(106,476)	—	(106,476)
Balance, December 31, 2021	$17,505	$80,495	$98,000
Adjustment to goodwill acquired	—	190	190
Impairment Loss	(17,505)	(49,064)	(66,569)
Balance January 2, 2023	$—	$31,621	$31,621

For details on the goodwill acquired in connection with the Anthony's acquisition, as well as the measurement period adjustment to goodwill (which related to other current liabilities) associated with the purchase price accounting for the Anthony’s acquisition, refer to Note 4, “Acquisitions.” As it relates to impairment of goodwill, refer to Note 5, “Impairment.”

Indefinite-lived intangible assets are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. The annual impairment test for indefinite-lived intangible assets may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not to be greater than the carrying amount. If the Company elects to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, it tests for impairment using a quantitative process. If the Company determines that impairment of its intangible assets may exist, the amount of impairment loss is measured as the excess of carrying value over fair value. The Company’s estimates in the determination of the fair value of indefinite-lived intangible assets include the anticipated future revenue of corporate-owned and franchised restaurants and the resulting cash flows.

The Company’s liquor licenses are considered to have an indefinite life with a value of $6.7 million for both years ended January 2, 2023 and December 31, 2021 and is included in intangible assets, net on our consolidated balance sheets. Refer to Note 3, “Intangible Assets,” for additional information.

Deferred Financing Costs

Deferred financing costs relate to the Company’s debt instruments, the short and long-term portions of which are reflected as deductions from the carrying amounts of the related debt instrument, including the Company’s Credit Agreement. Deferred financing costs are amortized over the terms of the related debt instruments using the effective interest method. For the years ended January 2, 2023 and December 31, 2021, the Company deferred $0.9 million and $1.0 million, respectively of financing costs in connection with its Credit Agreement. Amortization expense associated with deferred financing costs, which is included within interest expense, net, totaled $0.5 million for the year ended January 2, 2023 and $0.1 million for the year ended December 31, 2021. See Note 9, “Debt,” for additional information.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021
Share-Based Compensation

The Company has granted share-based compensation awards to certain employees under the 2020 Omnibus Equity Incentive Plan (the “Plan”). The Company measures the cost of employee services received in exchange for an equity award, which may include grants of employee stock options and restricted stock units, based on the fair value of the award at the date of grant. The Company recognizes share-based compensation expense over the requisite service period unless the awards are subject to performance conditions, in which case the Company recognizes compensation expense over the requisite service period to the extent performance conditions are considered probable. Forfeitures are recognized as they occur. The Company will determine the grant date fair value of stock options using a Black-Scholes-Merton option pricing model (the “Black-Scholes Model”). The grant date fair value of restricted stock unit awards (“RSU Awards”) and performance-based awards are determined using the fair market value of the Company’s common stock on the date of grant, as set forth in the applicable plan document, unless the awards are subject to market conditions, in which case the Monte Carlo simulation model is used. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved.

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

Restructuring Costs

Restructuring costs for the year ended January 2, 2023 of $1.5 million included $0.8 million in severance costs and other termination benefits related to the departure of certain members of the leadership team notified prior to January 2, 2023 and $0.7 million in professional fees and other costs incurred in connection with the Company’s Credit Facility requirements to raise additional capital or debt. See Note 9, “Debt,” for further discussion of the Company’s credit facilities and indebtedness. The Company expects restructuring costs to be settled from operating cash flows within the next 12 months.

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company has considered the effect of (1) warrants outstanding to purchase 15,063,800 shares of common stock, (2) 75,000 shares of common stock and warrants to purchase 75,000 shares of common stock in the unit purchase option, (3) 1,495,600 shares of restricted stock unit grants in the calculation of income per share, and (4) the impact of any dividends associated with its redeemable preferred stock and they have not been included in the calculation of net loss per common share as it would be anti-dilutive.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021
Reconciliation of Net Loss per Common Share

Basic and diluted net loss per common share is calculated as follows:

(in thousands, except for per share data)	Year Ended January 2, 2023	Year Ended December 31, 2021
Numerator:
Net loss available to common shareholders	$(103,432)	$(121,494)
Reversal of gain on change in value of warrant liability	$—	$(12,619)
Net loss available to common shareholders - diluted	$(103,432)	$(134,113)

Denominator:
Weighted-average shares outstanding	22,173,694	18,408,247
Effect of dilutive securities
Warrants	—	211,854
UPOs	—	4,346
Diluted weighted-average shares outstanding	22,173,694	18,624,447

Basic net loss per common share	$(4.66)	$(6.60)
Diluted net loss per common share	$(4.66)	$(7.20)

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

Concentration of Risk

Management believes there is no concentration of risk with any single franchisee or small group of franchisees whose failure or nonperformance would materially affect the Company’s results of operations. The Company had no customers which accounted for 10% or more of consolidated revenue for the year ended January 2, 2023, or for the year ended December 31, 2021. As of January 2, 2023, the Company had two main in-line distributors of food, packaging and beverage products that provided approximately 80% of the Company's restaurants purchasing of those products in the U.S. We believe that the Company’s vulnerability to risk concentrations related to significant vendors and sources of its raw materials is mitigated as it believes that there are other vendors who would be able to service its requirements. However, if a disruption of service from any of its main in-line distributors was to occur, the Company could experience short-term increases in its costs while distribution channels were adjusted.

The Company's restaurants are principally located throughout the United States. The Company has corporate-owned and franchised locations in 23 states, with the largest number in Florida. We believe the risk of geographic concentration is not significant. The Company could be adversely affected by changing consumer preferences resulting from concerns over nutritional or safety aspects of ingredients it sells or the effects of food safety events or disease outbreaks.

The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from vendors for rebates, franchisees for royalties and franchise fees. This concentration of credit risk is mitigated, in part, by the number of franchisees and the short-term nature of the franchise receivables.

Revenue Recognition

Revenue consists of restaurant sales and franchise licensing revenue.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021

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

The revenue from gift cards is included in unearned revenue when purchased by the customer and revenue is recognized when the gift cards are redeemed. Unearned revenues include liabilities established for the value of the gift cards when sold and are included in other current liabilities on the Company’s consolidated balance sheets. The Company estimates the amount of gift cards for which the likelihood of redemption is remote, referred to as “breakage,” using historical gift card redemption patterns. The estimated breakage is recognized over the expected period of redemption as the remaining gift card values are redeemed and is immaterial. If actual redemption patterns vary from these estimates, actual gift card breakage income may differ from the amounts recorded. Estimates of the redemption period and breakage rate applied are updated periodically.

The Company contracts with delivery service partners for delivery of goods and services to customers. The Company has determined that the delivery service partners are agents, and the Company is the principal. Therefore, restaurant sales through delivery services are recognized at gross sales and delivery service commission is recorded as expense.

Franchise Revenue

The franchise agreements require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Generally, payment for the initial franchise fee is received upon execution of the franchise agreement. Owners can make a deposit equal to 50% of the total franchise fee to reserve the right to open additional locations. The remaining balance of the franchise fee is due upon signing by the franchisee of the applicable location’s lease or mortgage. Franchise deposits received in advance for locations not expected to open within one year are classified as long-term liabilities, while franchise deposits received in advance for locations expected to open within one year are classified as short-term liabilities.

Generally, the licenses granted to develop, open and operate each BurgerFi franchise in a specified territory are the predominant performance obligations transferred to the licensee in the Company’s contracts, and represent symbolic intellectual property. Certain initial services such as training, site selection and lease review are considered distinct services that are recognized at a point in time when the performance obligations have been provided, generally when the BurgerFi franchise has been opened. We determine the transaction price for each contract and allocate it to the distinct services based on the costs to provide the service and a profit margin. On an annual basis, the Company performs a review to reevaluate the amount of this initial franchise fee revenue that is recognized.

The remainder of the transaction price is recognized over the remaining term of the franchise agreement once the BurgerFi restaurant has been opened. Because the Company transfers licenses to access its intellectual property during a contractual term, revenue is recognized on a straight-line basis over the license term.

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

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021
Contract Balances

Opening and closing balances of contract liabilities and receivables from contracts with customers for the years ended January 2, 2023 and December 31, 2021 are as follows:

(in thousands)	Year Ended January 2, 2023	Year Ended December 31, 2021
Franchising receivables	$168	$212
Gift card liability	$1,847	$2,587
Unearned revenue, current	$84	$468
Unearned revenue, long-term	$1,008	$2,109

Franchise Revenue

Revenue recognized during the years ended are as follows:

(in thousands)	Year Ended January 2, 2023	Year Ended December 31, 2021
Franchise Fees	$1,806	$1,069

An analysis of unearned revenue is as follows:

(in thousands)	January 2, 2023	December 31, 2021
Balance, beginning of period	$2,577	$3,306
Initial/Transfer franchise fees received	364	290
Revenue recognized for stores open and transfers during period	(325)	(235)
Revenue recognized related to franchise agreement terminations	(1,481)	(834)
Other unearned revenue (recognized) received	(43)	50
Balance, end of period	$1,092	$2,577

Presentation of Sales Taxes

The Company collects sales tax from customers and remits the entire amount to the respective states. The Company’s accounting policy is to exclude the tax collected and remitted from revenue and cost of sales. Sales tax payable amounted to approximately $1.0 million and $1.1 million at January 2, 2023 and December 31, 2021, respectively, and is presented in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense for the years ended January 2, 2023 and December 31, 2021 was $2.4 million and $0.9 million, respectively and are included in other operating expenses for specific store related advertising costs and brand development, co-op and advertising expense on the consolidated statements of operations. Anthony’s includes nine weeks of advertising costs in 2021 and a full year in 2022 as a result of the acquisition on November 3, 2021.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021

Brand Development Royalties and Expenses

The Company’s franchise agreements provide for franchisee contributions of a percentage of gross restaurant sales, which are recognized as royalty income. Amounts collected are required to be used for advertising and related costs, including reasonable costs of administration. For the year ended January 2, 2023, the Company had brand development royalties of approximately $1.4 million and brand development expenses of approximately $1.8 million. For the year ended December 31, 2021, the Company had brand development royalties of approximately $1.5 million and approximately $1.7 million of brand development expenses.

Advertising Co-Op Royalties and Expenses

The Company's South Florida franchises contribute a percentage of gross restaurant sales, which are recognized as royalty income. Amounts collected are required to be used for local advertising and related costs, including reasonable costs of administering the advertising program. For the year ended January 2, 2023, the Company had advertising co-op royalties of approximately $0.4 million and advertising co-op expenses of approximately $0.8 million. For the year ended December 31, 2021, the Company had advertising co-op royalties of approximately $0.5 million and approximately $0.8 million of advertising co-op expenses.

Pre-opening Costs

The Company follows ASC Topic 720-15, “Start-up Costs,” which provides guidance on the financial reporting of start-up costs and organization costs. In accordance with this ASC Topic, costs of pre-opening activities and organization costs are expensed as incurred. Pre-opening costs include all expenses incurred by a restaurant prior to the restaurant's opening for business. These pre-opening costs include costs to relocate and reimburse restaurant management staff members, costs to recruit and train hourly restaurant staff members, wages, travel, and lodging costs for the Company’s training team and other support staff members, as well as rent expense. Pre-opening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific pre-opening costs incurred for each restaurant.

Pre-opening costs expensed for the years ended January 2, 2023 and December 31, 2021 were $0.5 million and $1.9 million, respectively.

Leases

The Company currently leases all of its corporate-owned restaurants, corporate offices, and certain equipment. The Company’s leases are accounted for under the requirements of ASC Topic 842, “Leases”, effective January 1, 2022.

Upon the possession of a leased asset, the Company determines its classification as an operating or finance lease. The Company's real estate leases are classified as operating leases, and the Company's equipment leases are classified as finance leases. Generally, the real estate leases have initial terms averaging 10 years and typically include two five-year renewal options. Renewal options are generally not recognized as part of the initial right-of-use assets and lease liabilities as it is not reasonably certain at commencement date that the Company would exercise the options to extend the lease. The real estate leases typically provide for fixed minimum rent payments or variable rent payments based on a percentage of monthly sales or annual changes to the Consumer Price Index. Fixed minimum rent payments are recognized on a straight-line basis over the lease term from the date the Company takes possession of the leased property. Lease expense incurred before a corporate-owned store opens is recorded in pre-opening costs in the consolidated statements of operations. Once a corporate-owned store opens, the straight-line lease expense is recorded in occupancy and related expenses in the consolidated statements of operations. Many of the leases also require the Company to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in occupancy and related expenses in the consolidated statements of operations. The Company from time to time enters into sublease agreements as lessor which are immaterial for the years ended January 2, 2023 and December 31, 2021. See Note 10, “Leases,” for further discussion.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021
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

The Company measures income tax uncertainties in accordance with a two-step process of evaluating a tax position. We first determine if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured, for purposes of financial statement recognition, as the largest amount that has a greater than 50% likelihood of being realized upon effective settlement. We had $0.2 million and $0.7 million unrecognized tax benefits at January 2, 2023 and December 31, 2021, respectively.

The Company accrues interest related to uncertain tax positions in “Interest expense” and penalties in “General and administrative expenses.” At January 2, 2023 and December 31, 2021, there were no amounts accrued for interest or for penalties.

The statute of limitations for the Company’s state tax returns varies, but generally the Company’s federal and state income tax returns from its 2019 fiscal year forward remain subject to examination.

New Accounting Pronouncements

In October 2021, the FASB issued guidance which requires entities to recognize contract assets and contract liabilities in a business combination. As a public company, this standard was effective for the Company’s fiscal year beginning after January 3, 2023, including interim periods and will be applied prospectively to business combinations. It is not possible to determine the future impact of the application of this standard to future transactions.

2.     Property & Equipment

Property & equipment consisted of the following:

(in thousands)	January 2, 2023	December 31, 2021
Leasehold improvements	$17,029	$19,900
Kitchen equipment and other equipment	8,196	7,810
Computers and office equipment	1,468	1,425
Furniture and fixtures	2,677	2,340
Vehicles	37	88
	29,407	31,563
Less: Accumulated depreciation and amortization	(10,036)	(2,528)
Property & equipment – net	$19,371	$29,035

Depreciation expense for the years ended January 2, 2023 and December 31, 2021 was $8.7 million and $2.5 million.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021
The Company's long-lived assets are reviewed for impairment annually and whenever there are triggering events that require us to perform this review. The Company recorded $3.1 million and $0.6 million of property & equipment impairment during the years ended January 2, 2023 and December 31, 2021, respectfully. Refer to Note 5, “Impairment,” for further discussion.

3.     Intangible Assets

The following is a summary of the components of intangible assets and the related amortization expense:

	January 2, 2023			December 31, 2021
(in thousands)	Amount	Accumulated Amortization	Net Carrying Value	Amount	Accumulated Amortization	Net Carrying Value
Franchise agreements	$24,839	$7,245	$17,594	$24,839	$3,696	$21,143
Trade names / trademarks	143,726	8,010	135,716	143,750	3,220	140,530
Liquor license	6,678	—	6,678	6,678	—	6,678
License agreement	1,176	1,063	113	1,176	925	251
VegeFi product	135	28	107	135	14	121
	$176,554	$16,346	$160,208	$176,578	$7,855	$168,723

Liquor license is considered to have an indefinite life, and in addition to the Company's definite-lived intangible assets, is reviewed for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company recorded a $7.7 million impairment charge for the year ended December 31, 2021, in relation to the Company's license agreement. No impairment charge was recorded for the year ended January 2, 2023 related to this license agreement. See Note 5 “Impairment,” for further information.

Amortization expense for the years ended January 2, 2023 and December 31, 2021 was $8.5 million and $7.6 million, respectively. The estimated aggregate amortization expense for intangible assets over the next five years ending January 2 and thereafter is as follows:

(in thousands)
2023	$8,467
2024	8,353
2025	8,353
2026	8,353
2027	8,204
Thereafter	111,800
Total	$153,530

4.     Acquisitions

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
For the Years Ended January 2, 2023 and December 31, 2021
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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company determined the fair value of certain intangible assets. The measurement period for such purchase price allocations ended on November 3, 2022 or twelve months from the date of acquisition and the allocation below is final.

(in thousands)	Fair Value November 3, 2021
Cash	$5,522
Accounts receivable	597
Inventory	986
Other current assets	1,662
Property & equipment	13,534
Intangible assets	67,344
Accounts payable, accrued expenses, and other current liabilities	(15,451)
Long-term borrowings	(77,063)
Deferred tax liability	$(1,755)
Fair Value of Tangible and Identifiable Intangible assets and liabilities assumed	$(4,624)
Consideration paid	75,871
Goodwill	$80,495

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

The Company recognized $3.1 million of acquisition-related costs that were expensed in the year ended December 31, 2021. These costs are included in the consolidated statement of operations within general and administrative expenses. The Company also recognized $0.8 million in costs associated with issuing and registering the shares issued as consideration in the Anthony's acquisition during the year ended December 31, 2021. Those costs were deducted from the recognized proceeds of issuance within stockholders’ equity.

During the year ended January 2, 2023, the Company adjusted its preliminary estimate of the fair value of net assets acquired by $0.2 millions. The adjustments to the preliminary estimate of net assets acquired resulted in a corresponding increase in estimated goodwill and include updates to estimates of provisional amounts recorded for certain accruals and receivables as of the Anthony's closing date.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021
The amounts of revenue and net loss for Anthony's included in the Company’s consolidated statement of operations for the period from November 3, 2021, the acquisition date, through December 31, 2021 are as follows:

(in thousands)	2021
Revenue	$22,419
Net Loss	(142)

Proforma Information (Unaudited)

The following represents the unaudited proforma consolidated statement of operations as if the Anthony's acquisition had been included in the consolidated results of the Company for the entire year ending December 31, 2021:

(in thousands)	Year Ended December 31, 2021
Revenue	$168,906
Net Loss	(138,490)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Anthony's to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied on January 1, 2021, together with the consequential tax effects.

5.     Impairment

The Company recognized a non-cash impairment charge of approximately $73.5 million during the year ended January 2, 2023 and $114.8 million for the year ended December 31, 2021. This consisted of the following:

(in thousands)	Year Ended January 2, 2023	Year Ended December 31, 2021
Goodwill	$66,569	$106,476
Definite-lived intangible assets	—	7,706
Long-lived assets	3,100	615
Right-of-use assets	3,846	—
Total non-cash impairment charge	$73,515	$114,797

Based on the results of the Company’s interim and annual goodwill impairment tests, the Company determined it was more likely than not that goodwill was impaired for the Anthony's and BurgerFi reporting units. Accordingly, for the BurgerFi reporting unit the Company recorded goodwill impairment charges of approximately $17.5 million and $106.5 million for the years ended January 2, 2023 and December 31, 2021. We also recognized impairment charges for Anthony’s reporting unit’s goodwill for the year ended January 2, 2023 of $49.1 million. The majority of the goodwill impairment was driven by the impact on the Company's market capitalization due to the decrease in stock price, coupled with significant declines to the equity values of its peers.

Based on the Company’s review at the end of each reporting period of its long-lived assets and definite-lived intangible assets, it performed impairment testing for the related asset group for which there are independently identifiable cash flows. Based on its impairment testing, the Company determined that certain long-lived assets relating to its right-of-use assets, and property & equipment at certain corporate-owned restaurants were impaired at the BurgerFi and Anthony’s reporting units, and accordingly, the Company recorded impairment charges of approximately $6.9 million for the year ended January 2, 2023. For the year ended December 31, 2021, the Company recorded impairment charges of approximately $7.7 million for the BurgerFi reporting unit and none for Anthony’s. The impairment amount was primarily the result of lower cash flow estimates associated with the licensing agreements, as well as a change in estimate of the related useful life.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021
As it relates to determining the fair values of the assets impaired such as goodwill and definite lived intangible assets, refer to Note 13, “Fair Value Measurements.” The Company utilized the income approach to fair value it’s long-lived and right-of-use assets and based on the weight of unobservable inputs classifies their fair value measurements as level 3 of the fair value hierarchy.

6     Related Party Transactions

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

There was approximately $0.3 million and a nominal amount due from related companies as of January 2, 2023 and December 31, 2021.

For the years ended January 2, 2023 and December 31, 2021, the Company received royalty revenue from franchisees related to a significant shareholder totaling approximately $0.1 million and $0.3 million.

The Company leases building space for its corporate office from an entity under common ownership with a significant shareholder. This lease had a 36-month term, effective January 1, 2020. For the years ended January 2, 2023 and December 31, 2021, rent expense was approximately $0.1 million and $0.2 million. In January 2022, the Company exercised its right to terminate this North Palm Beach lease effective as of July 2022.

The Company leases building space for its new combined BurgerFi and Anthony’s corporate office from an entity controlled by Ophir Sternberg, its Executive Chairman. In February 2022, the Company amended the lease agreement to, among other things, (1) extend the term to ten years beginning March 1, 2022 expiring in 2032, and (2) expand its square footage from approximately 16,500 square feet to approximately 18,500 square feet. For the year ended January 2, 2023 rent expense was approximately $0.5 million.

In addition, in April 2021, the Company entered into an independent contractor agreement with a company (the “Consultant”) for which the Chief Operating Officer (the “Consultant Principal”) of Lionheart Capital, LLC, an entity controlled by Ophir Sternberg, the Executive Chairman of the Board, serves as President. Pursuant to the terms of the agreement, the Consultant Principal shall provide certain strategic advisory services to the Company in exchange for total annual cash compensation and expense reimbursements of $0.1 million, payable in twelve (12) equal monthly payments. For the years ended January 2, 2023 and December 31, 2021, the Consultant Principal received $0.1 million and a nominal amount of cash compensation and expense reimbursement for services provided in each year, respectively. In 2021, the Consultant Principal received an award of 50,000 restricted stock units, which shall vest in five equal annual installments, subject to the Company achieving certain annual revenue targets starting in 2021. In November 2021, the Consultant Principal received a $0.25 million bonus in connection with the Company's Anthony's Acquisition. As of January 2, 2023, 10,000 of these units vested. On January 3, 2022, the Company granted the Consultant Principal approximately 38,000 unrestricted shares of common stock of the Company. The Company recorded share-based compensation expense of $0.4 million and $0.2 million for the years ended January 2, 2023 and December 31, 2021, respectively.

On November 3, 2021, and as part of the Anthony's acquisition, the Company issued redeemable preferred stock and assumed certain liabilities, which were incurred from a related party and a significant shareholder. Refer to Note 8, “Redeemable Preferred Stock” and Note 9, “Debt,” for further discussion including recent amendments to these instruments executed subsequent to January 2, 2023,

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021
7.      Commitments and Contingencies

Sale Commitment

In February 2020, the Company entered into an asset purchase agreement with an unrelated third party for the sale of substantially all of the assets used in connection with the operation of BF Dania Beach, LLC for an aggregate purchase price of $1.3 million. During January to March 2020, the Company received three cash deposits totaling $0.9 million in connection with this transaction. The closing of this transaction has been delayed due to additional negotiation that has been ongoing. In the event the transaction is terminated, the Company would resume operating the restaurant, and return the $0.9 million to the unrelated third-party purchaser. Assets used in the operations of BF Dania Beach, LLC totaling $0.7 million have been classified as held for sale in the consolidated balance sheets as of January 2, 2023 and December 31, 2021.

Contingencies

Eric Gilbert v. BurgerFi International, Inc., Ophir Sternberg, et al. (Court of Chancery of the State of Delaware, Case No. 2022-0185- , filed on February 25, 2022). Mr. Gilbert filed a class action lawsuit against BurgerFi International, Inc. and each of the members of the Board of Directors alleging that the Company’s Amended and Restated Bylaws improperly contains a provision restricting written consents by the stockholders. Mr. Gilbert sought an amendment to the bylaws, as well as attorney’ fees and costs. On March 23, 2022, BurgerFi made conforming amendments to its bylaws to remove the provision restricting written consent by the stockholders. On March 24, 2022, the Court of Chancery entered a stipulated order pursuant to which plaintiff voluntarily dismissed the action with prejudice as to himself only. The Court of Chancery retained jurisdiction solely for the purpose of deciding the anticipated application of plaintiff’s counsel for an award of attorneys’ fees and reimbursement of expenses in connection with the corrective actions. The Company subsequently agreed to pay $150 thousand to plaintiff’s counsel for attorneys’ fees and expenses in full satisfaction of the claim for attorneys’ fees and expenses in the action and to finally settle the matter, which amount is included in accrued expenses in the accompanying consolidated balance sheets.

Second 82nd SM, LLC v. BF NY 82, LLC, BurgerFi International, LLC and BurgerFi International, Inc. (in the Supreme Court of the State of New York County of New York, having index No. 654907/2021 filed August 11, 2021). A lawsuit was filed by Second 82nd SM, LLC (“Landlord”) against BF NY 82, LLC (“Tenant”) whereby Landlord brought a seven-count lawsuit for, among other things, breach of the lease agreement and underlying guaranty of the lease. The amount of damages Landlord is seeking approximately $1.5 million, which constitutes back rent, late charges, real estate taxes, illuminated sign charges and water/sewer charges. On November 3, 2021, the Company filed a Motion to Dismiss the Complaint. On November 17, 2021, the Tenant filed an Answer to Landlord’s Complaint and a cross claim against the Company, which the Company answered on December 7, 2021. On December 22, 2021, the Company filed its Response in Opposition to Landlord’s Motion for Summary Judgment and Memo in further Support of its Motion to Dismiss. The parties continue to discuss possible settlement, including turning over possession of the premises and payment of certain rent amounts to the Landlord. The Company is unable to predict the ultimate outcome of this matter, however, losses may be material to the Company’s financial position and results of operations.

Lion Point Capital, L.P.(“Lion Point”) v. BurgerFi International, Inc. (Supreme Court of the State of New York County of New York, Index No. 653099/2022, filed August 26, 2022. A lawsuit filed by Lion Point against the Company, alleging that the Company failed to timely register Lion Point’s shares in violation of the registration rights agreement to which Lion Point is a party, which allegedly resulted in losses in excess of $26 million. In November 2022, as amended in February 2023, the Company filed its answer to the complaint and continues to believe that all claims are meritless and plans to vigorously defend these allegations. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the cases described above, therefore, no contingent liability has been recorded as of January 2, 2023; any losses, however, may be material to the Company's financial position and results of operations.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021
John Rosatti, as Trustee of the John Rosatti Revocable Trust U/A/D 08/27/2001 (the "JR Trust") v. BurgerFi International, Inc. (In the Circuit Court for the Eleventh Judicial Circuit, Florida, File No. 146578749). On March 28, 2022, the JR Trust filed a suit against BurgerFi alleging that the JR Trust suffered losses in excess of $10 million relating to BurgerFi’s alleged failure to timely file a registration rights agreement. The parties entered into a settlement agreement on January 11, 2023, whereby (i) the Company agreed to pay Mr. Rosatti $0.5 million in cash and issue him 200,000 shares of BFI common stock and, (ii) Mr. Rosatti agreed to transfer the assets and liabilities of the five former JR Trust stores to the Company. This settlement agreement, which the Company values on a net basis to be approximately $0.8 million of value transferred to Mr. Rosatti, resolved all remaining disputes between the parties, and Mr. Rosatti withdrew the related lawsuits against the Company.

Burger Guys of Dania Pointe, et. al. v. BFI, LLC (Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, Case No. 50-2021-CA -006501-XXXX-MB filed May 21, 2021). In response to a demand letter issued by BurgerFi to Gino Gargiulo, a former franchisee, demanding that Mr. Gargiulo pay the balance owed under an asset purchase agreement wherein BurgerFi sold the Dania Beach, Florida BurgerFi location to Mr. Gargiulo, Mr. Gargiulo filed suit against BurgerFi claiming, in addition to other matters, that no further monies are owed under the asset purchase agreement and alleges that the Company is responsible for one of Mr. Gargiulo’s failed franchises in Sunny Isles, Florida, losses he has allegedly sustained at his Dania Beach location, and reimbursement of expenses in connection with his marketing company. Mr. Gargiulo seeks damages in excess of $2 million in the aggregate. The parties attended mediation on January 20, 2022, which ended in an impasse. Mr. Gargiulo amended his complaint in April 2022, which, among other matters, amended the defendant parties. In October 2022, the Company filed an additional motion to dismiss the amended complaint and a motion to stay discovery. In January 2023, Mr. Gargiulo filed a third amended complaint. In March 2023, the Company filed an answer to Mr. Gargiulo’s complaint and a counterclaim against Mr. Gargiulo relating to the breach of the asset purchase agreement discussed above. The matter is scheduled for trial in the second half of 2023. We believe that all Mr. Gargiulo claims are meritless, and the Company plans to vigorously defend these allegations. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the cases described above, therefore, no contingent liability has been recorded as of January 2, 2023; any losses, however, may be material to the Company's financial position and results of operations.

All Round Food Bakery Products, Inc. v. BurgerFi International, LLC and Neri’s Bakery Products, Inc. et al (Supreme Court Westchester County, New York (Index Number 52170-2020)). In a suit filed in February 2020, the plaintiff, All Round Food Bakery Products, Inc. (“All Round Food”) alleges breach of contract and lost profits in excess of $1 million over the course of the supply agreement with the Company and Neri’s Bakery Products, Inc. (“Neri’s” and together with the Company, the “Defendants”). The Defendants assert, among other matters, that the supply agreement amongst the parties, whereby All Round Food was warehousing BurgerFi products produced by Neri’s, was terminated when All Round Food failed to cure its material breach of the supply agreement after due notice. The parties attended mediation to attempt to resolve the dispute, however, no resolution was reached. The parties have been ordered to attend an additional mediation on March 22, 2023. We believe that all claims are meritless, and the Company plans to vigorously defend these allegations. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the cases described above, therefore, no contingent liability has been recorded as of January 2, 2023; any losses, however, may be material to the Company's financial position and results of operations.

Employment Related Claims.

In July 2021, the Company received a demand letter from the attorney of one of its now former hourly restaurant employees. The letter alleges that the former employee was sexually harassed by one of her co-workers. The demand letter claims that the Company discriminated and retaliated against the former employee based on her gender and age and also alleged intentional infliction of emotional distress, negligent hiring, negligent training, and negligent supervision. While the Company entered into a partial settlement with the former employee in December 2022 for a de minimus cash amount relating solely to the discrimination claim, the other claims remain.

While the Company believes that all claims of the above mentioned Employment Related Claims, which are covered under the Company’s insurance policies, are meritless, and it plans to defend these allegations, it is reasonably possible that the Company may ultimately be required to pay substantial damages to the claimants, which could be up to $0.8 million or more in aggregate compensatory damages, attorneys’ fees and costs. Management believes that any liability, in excess of applicable insurance coverages or accruals, which may result from these claims, would not be significant to the Company’s financial position or results of operations.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021

General Liability and Other Claims.

The Company is subject to other legal proceedings and claims that arise during the normal course of business, including landlord disputes, slip and fall cases, and various food related matters. While it intends to vigorously defend these matters, it is reasonably possible that the Company may be required to pay substantial damages to the claimants. Management believes that any liability, in excess of applicable insurance coverages or accruals, which may result from these claims, would not be significant to the Company’s financial position or results of operations.

Purchase Commitments

From time to time, the Company enters into purchase commitments for food commodities in the normal course of business. As of January 2, 2023, it has entered into $3.1 million in conditional purchase obligations over the next 12 months.

8.     Redeemable Preferred Stock

On November 3, 2021, and as part of the Anthony's acquisition, the Company issued 2,120,000 shares of redeemable preferred stock, par value $0.0001 per share, as Series A Preferred Stock (the "Series A Junior Preferred Stock"). The Series A Junior Preferred Stock is redeemable on November 3, 2027 and accrues dividends at 7% per annum compounded quarterly from June 15, 2024 with such rate increasing by an additional 0.35% per quarter commencing with the three month period ending September 30, 2024 and (b) in the event that the Credit Facility is refinanced or repaid in full prior to June 15, 2024 and the Series A Junior Preferred Stock is not redeemed in full on such date, from and after such date, shall accrue dividends at 5% per annum, compounded quarterly, until June 15, 2024.

As of January 2, 2023 and December 31, 2021, the value of the redeemable preferred stock was $51.4 million and $47.5 million, respectively and the principal redemption amount was $53.0 million. During the years ended January 2, 2023 and December 31, 2021, the Company recorded non-cash interest expense on the redeemable preferred stock in the amount of $3.9 million and $0.6 million respectively related to accretion of the preferred stock to its estimated redemption value.

On February 24, 2023, the Company filed an amended and restated certificate of designation, (the “A&R CoD”), which among other matters, added a provision providing that in the event the Company fails to timely redeem any shares of Series A Preferred Stock on November 3, 2027, the applicable dividend rate shall automatically increase to the lesser of (A) the sum of 10% plus the 2% applicable default rate (with such aggregate rate increasing by an additional 0.35% per quarter from and after November 3, 2027), or (B) the maximum rate that may be applied under applicable law, unless waived in writing by a majority of the outstanding shares of Series A Junior Preferred Stock.

The A&R CoD also added a provision providing that in the event the Company fails to timely redeem any shares of Series A Junior Preferred Stock in connection with a Qualified Financing (as defined in the A&R CoD) on November 3, 2027 (a “Default”), the Company agrees to promptly commence a debt or equity financing transaction or sale process to solicit proposals for the sale of the Company and its subsidiaries (or, alternatively, the sale of material assets) designed to yield the maximum cash proceeds to the Company available for redemption of the Series A Junior Preferred Stock as promptly as practicable, but in any event, within 12 months from the date of the Default. If on or after November 3, 2026, the Company is aware that it is reasonably unlikely to have sufficient cash to timely effect the redemption in full of the Series A Junior Preferred Stock when first due, the Company shall, prior to such anticipated due date, take reasonable steps to engage an investment banking firm of national standing (and other appropriate professionals) to conduct preparatory work for such a financing transaction and sale process of the Company and its subsidiaries to provide for such transaction to occur as promptly as possible after any failure for a timely redemption of the Series A Junior Preferred Stock.

The Series A Junior Preferred Stock ranks senior to the Common Stock and may be redeemed at the option of the Company at any time and must be redeemed by the Company in limited circumstances. The Series A Junior Preferred Stock shall not have voting rights or conversion rights.

For further discussion of the A&R CoD, including certain board and governance rights included in the A&R CoD, please see Part I, Item 1A Risk Factors “We have significant stockholders whose interests may differ from those of our public stockholders.” and Part III, Item 10 Directors and Executive Officers.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021

9. Debt

(in thousands)	January 2, 2023	December 31, 2021
Term loan	$54,507	$57,761
Related party note payable	10,000	10,000
Revolving line of credit	4,000	2,500
Other notes payable	780	874
Finance lease liability	933	—
Total Debt	$70,220	$71,135
Less: Unamortized debt discount to related party note	(765)	(1,276)
Less: Unamortized debt issuance costs	(1,441)	(1,007)
Total Debt, net	68,014	68,852
Less: Short-term borrowings, including finance leases	(4,985)	(3,331)
Total Long-term borrowings, including finance leases and related party note	$63,029	$65,521

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021

Credit Agreement

On November 3, 2021, as further amended as described below and as part of the Anthony’s acquisition, the Company joined a credit agreement with a syndicate of commercial banks (as amended, the “Credit Agreement”). The Credit Agreement, which was scheduled to terminate on June 15, 2024, provides the Company with lender financing structured as a $57.8 million term loan and a $4.0 million revolving loan. The terms of the Credit Agreement require the Company to repay the principal of the term loan in quarterly installments of approximately $0.8 million with the balance due at the maturity date. The principal amount of revolving loans is due and payable in full on the maturity date. The loan and revolving line of credit are secured by substantially all of the Company’s assets and incurred interest on outstanding amounts of 4.75% until December 31, 2022.

Effective March 9, 2022, certain of the covenants of (i) the Company and Plastic Tripod, Inc., as the borrowers (the "Borrowers"), and (ii) the subsidiary guarantors (the "Guarantors") party to the Credit Agreement were amended (such amendment herein referred to as the “Twelfth Amendment”). Pursuant to the terms of the Twelfth Amendment, the Borrowers and Guarantors agreed to pay incremental deferred interest of 2% per annum, in the event that the obligations under the Credit Agreement were not repaid on or prior to June 15, 2023; provided, however, that if no event of default has occurred and is continuing then (1) no incremental deferred interest will be due if all of the obligations under the Credit Agreement have been paid on or prior to December 31, 2022, and (2) only 50% of the incremental deferred interest will be owed if all of the obligations under the Credit Agreement have been paid from and after January 1, 2023 and on or prior to March 31, 2023.

The Credit Agreement was further amended on December 7, 2022 (such amendment herein referred to as the “Thirteenth Amendment”) by amending certain covenants of the Credit Agreement and extending the maturity date from June 15, 2024 to September 30, 2025. The amendment also provided for periodic increases to the annual rate of interest changing the rate per annum to (1) 5.75% from January 1, 2023 through June 15, 2023; (2) 6.75%per annum from June 16, 2023 through December 31, 2023; (3) 7.25% per annum from January 1, 2024 through June 15, 2024; and (4) 7.75% per annum from and after June 16, 2024 through maturity. In addition, the 2% incremental deferred interest implemented on March 9, 2022 was reduced to 1% beginning January 3, 2023 and will be eliminated at December 31, 2023.

The terms of the Thirteenth Amendment also provided for a change in the timing of paying approximately $0.3 million of deferred interest payments previously scheduled to be paid on June 16, 2023 to be paid monthly from January to June 2023, while deferring the balance of deferred interest amount of approximately $1.3 million from June 15, 2023 to December 31, 2023. The Borrowers and Guarantors also agreed to obtain $5,000,000 in net cash proceeds from (x) a shelf registration and equity issuance by not later than January 2, 2023, or (y) issuance of unsecured subordinated debt by not later than January 30, 2023, referred to as the “Initial New Capital Infusion Covenant”.

Under the terms of the Thirteenth Amendment, certain modifications were made to the accounting definitions in the Credit Agreement to bring such definitions in line with Company practices and needs.

In addition, under the terms of the Thirteenth Amendment, the Borrowers and Guarantors agreed to reset their consolidated senior lease-adjusted leverage ratio and fixed charge coverage ratio as follows:
(a) maintain a quarterly consolidated senior lease-adjusted leverage ratio greater than (i) 7.00to 1.00 as of the end of the fiscal quarter ending on or about December 31, 2022, (ii) 7.00 to 1.00 as of the end of the fiscal quarter ending on or about March 31, 2023, and (iii) 6.50 to 1.00 as of the end of the fiscal quarter ending on or about June 30, 2023 and the end of each fiscal quarter thereafter;
(b) maintain a quarterly minimum fixed charge coverage ratio of 1.10 to 1.00 as of the end of the fiscal quarter ending on or about December 31, 2022 and the end of each fiscal quarter thereafter; and
(c) the liquidity requirement of the Credit Agreement remains unchanged; provided, that in the event the Company has not received by January 2, 2023 at least $5,000,000 in net cash proceeds as a result of shelf registration and equity issuance then the required liquidity amount as of January 2, 2023 is reduced to $9,500,000.

The consolidated senior lease-adjusted leverage ratio, fixed charge coverage ratio and liquidity are computed in accordance with the Credit Agreement.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021
If upon delivery of the quarterly financial statements, the consolidated fixed charge coverage ratio as of the end of any fiscal quarter of the Company ending after January 2, 2023 was less than 1.15 to 1.00, then Borrowers and Guarantors agreed to engage a consulting firm to help with certain operational activities and other matters as reasonably determined by the lenders; provided, that, if after delivery of the quarterly financial statements, (x) the consolidated fixed charge coverage ratio as of the end of each of the two prior consecutive fiscal quarters of the Company was greater than 1.15 to 1.00, and (y) the consolidated senior lease-adjusted leverage ratio as of the end of each of the two prior consecutive fiscal quarters of the Company was less than the correlative amount of the consolidated senior lease-adjusted leverage ratio required for the financial covenants for such fiscal quarters by 0.25 basis points or more, then retention of the consulting firm shall not be required during the following fiscal quarter.

The terms of the amended Credit Agreement require the Company to repay the principal of the term loan in quarterly installments with the balance due at the maturity date, as follows:

in thousands
2023	$3,254
2024	3,254
2025	47,999
Total	54,507

The Delayed Draw Term Loan Facility is a non-interest bearing loan and accordingly was recorded at fair value as part of the Anthony’s acquisition which resulted in a debt discount of approximately $1.3 million which is being amortized over the period of the Delayed Draw Term Loan Facility. For the years ended January 2, 2023 and December 31, 2021, the Company recorded $0.5 million and $0.1 million, respectively as amortization of the debt discount which is included within interest expense in the accompanying consolidated statements of operations. The Company had $9.2 million outstanding under the Delayed Draw Term Loan Facility as of January 2, 2023 included in related party note payable in the consolidated balance sheets.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021
On February 1, 2023, the Credit Agreement was further amended through the Fourteenth Amendment to amend the Initial New Capital Infusion Covenant to provide that, not later than February 24, 2023, the Company will obtain $5,000,000 of new indebtedness through the Initial New Capital Infusion, and exchange $10,000,000 of existing debt from delayed draw term loan, which was part of the Credit Agreement and provided by a related party and significant stockholder, for $10,000,000 in new junior subordinated secured debt, resulting in the Company holding $15,000,000 in junior subordinated secured debt on terms reasonably acceptable to the Required Lenders (as defined in the Credit Agreement),including , without limitation, that (1) such indebtedness shall not mature until at least two (2) years after the maturity date of the credit facility of September 30, 2025; (2) no payments of cash interest shall be made on such indebtedness until after the repayment in full of the obligations under the Credit Agreement; and (3) no scheduled or voluntary payments of principal shall be made until after the repayment in full of the obligations under the Credit Agreement.

On February 24, 2023, the Credit Agreement was further amended through Fifteenth Amendment, whereby, the Borrowers and the Guarantors were released from liability with respect to the Delayed Draw Term Loan in the amount of $10,000,000 under the Credit Agreement (the “Existing Loan”) in consideration of the continuation and amendment and restatement of the Existing Loan under the Note (as such term is defined below). The Company was in compliance with its financial covenants under the amended Credit Agreement as of January 2, 2023.

On February 24, 2023, the Borrowers entered into the Note with Junior Lender, pursuant to which the Junior Lender continued, amended and restated the Existing Loan of $10,000,000, which is junior subordinated secured indebtedness, and also provided $5,100,000 of new junior subordinated secured indebtedness, to the Borrowers (collectively, the “Junior Indebtedness”), which Junior Indebtedness was incurred outside of the Credit Agreement. See also Part III, Item 13 Certain Relationships and Related Transactions, and Director Independence.

The Junior Indebtedness, which accrues interest at 4% per annum (i) is secured by a second lien on substantially all of the assets of the Borrowers and the Guarantors pursuant to the terms of the Note and that certain Guaranty and Security Agreement, dated February 24, 2023, by and among the Guarantors and the Junior Lender, (ii) is subject to the terms of that certain Intercreditor and Subordination Agreement dated February 24, 2023, by and between the Administrative Agent and the Junior Lender and acknowledged by the Borrowers and the Guarantors, and (iii) matures on the date that is the second anniversary of the maturity date under the Credit Agreement (the “Junior Maturity Date”) (September 30, 2027, based on the maturity date under the Credit Agreement of September 30, 2025).

Under the terms of the Note, no payments of cash interest or payments of principal shall be due until the Junior Maturity Date, and no voluntary prepayments may be made on the Junior Indebtedness prior to the Junior Maturity Date until after the repayment in full of the obligations under the Credit Agreement.

The loan and revolving line of credit are secured by substantially all of the Company’s assets and incur interest on outstanding amounts at the following rates per annum through maturity:

Time Period	Interest Rate
Through December 31, 2022	6.75%
From January 1, 2023 through June 15 2023	6.75%
From June 16, 2023 through December 31, 2023	6.75%
From January 1, 2024 through June 15, 2024	7.25%
From June 16, 2024 through maturity	7.75%

For the years ended January 2, 2023 and December 31, 2021, the Company deferred $0.9 million and $1.0 million respectively of financing costs in connection with Credit Agreement. Amortization expense associated with deferred financing costs, in the amounts of $0.5 million for the year ended January 2, 2023 and $0.1 million, for the year ended December 31, 2021 is included in interest expense in the accompanying consolidated statements of operations.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021
Other Notes Payable

Other notes payable relates to a note payable to an individual, issued in connection with the Company’s acquisition of a franchised restaurant, which requires monthly payments of $9,000 over a seven-year amortization, including 7% interest, with a maturity date of May 1, 2027. The other notes payable relates to an Economic Injury Disaster Loan from the Small Business Administration (“SBA”) and is primarily for one corporate-owned restaurant.

PPP Loans

On May 11, 2020, the Company received loan proceeds in the amount of $2.2 million under the Paycheck Protection Program (“PPP”). During the year ended December 31, 2021, all PPP loans amounting to $2.2 million were forgiven by the SBA. The SBA may undertake a review of a loan of any size during the six‐year period following forgiveness of the loan; however, loans in excess of $2 million are subject to a mandatory audit. The audit will include the loan forgiveness application, as well as whether the Company met the eligibility requirements of the PPP and received the proper loan amount. The timing and outcome of any SBA review is not known.

10.    Leases

The Company has entered into various lease agreements. For the years ended January 2, 2023 and December 31, 2021, rent expense was approximately $16.2 million and $5.2 million, respectively. The Company’s lease agreements expire on various dates through 2032 and have renewal options.

On January 1, 2022, the Company adopted ASU 2016-02. Results for reporting periods beginning on or after January 1, 2022 are presented under Accounting Standards Codification Topic 842 (“ASC 842”). Prior period amounts were not revised and continue to be reported in accordance with ASC Topic 840, the accounting standard then in effect.

Upon transition, on January 1, 2022, the Company recorded the following increases (decreases) to the respective line items on the Condensed Consolidated Balance Sheet:

(in thousands)	Adjustment as of January 2, 2022
Prepaid expenses	$(773)
Operating right-of-use asset, net	57,385
Finance right-of-use asset, net	855
Deferred rent	(900)
Short-term operating lease liability	9,457
Short-term finance lease liability	143
Long-term operating lease liability	49,149
Long-term finance lease liability	712

A summary of finance and operating lease right-of-use assets and liabilities as of January 2, 2023 is as follows:

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021

(in thousands)	Classification	Year Ended January 2, 2023
Operating leases	Operating right-of-use asset, net	$45,741
Finance leases	Property & equipment, net	852
Total right-of-use assets		$46,593

Operating leases:
	Short-term operating lease liability	$9,924
	Long-term operating lease liability	40,748
Finance leases:
	Short-term borrowings, including finance leases	150
	Long-term borrowings, including finance leases	783
Total lease liabilities		$51,604

The components of lease expense for the year ended January 2, 2023 is as follows:

(in thousands)	Classification	Year Ended January 2, 2023
Operating lease cost	Occupancy and related expenses Pre-opening costs Store closure costs	$12,969
Operating lease impairment	Asset impairment	3,846

Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	258
Interest on lease liabilities	Interest expense	63

Less: Sublease income	Occupancy and related expenses	(194)
Total lease cost		$16,942

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021
The maturity of the Company's operating and finance lease liabilities as of January 2, 2023 is as follows:

(in thousands)	Operating Leases	Finance Leases
2023	$12,653	$200
2024	11,040	184
2025	9,544	170
2026	7,728	159
2027	6,318	152
2028 and thereafter	13,442	253
Total undiscounted lease payments	60,726	1,118
Less: present value adjustment	(10,054)	(185)
Total net lease liabilities	$50,672	$933

As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date of the lease in determining the present value of lease payments. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates.

A summary of lease terms and discount rates for finance and operating leases is as follows:

Year Ended January 2, 2023

Weighted-average remaining lease term (in years):
Operating leases	6.02 years
Finance leases	6.30 years
Weighted-average discount rate:
Operating leases	6.0%
Finance leases	6.1%

11.     Income Taxes

The provision for (benefit) from income taxes is set forth below:

(in thousands)	January 2, 2023	December 31, 2021
Current:
U.S. Federal	$—	$—
State	35	—
Total current income tax expense	35	—
Deferred:
U.S. Federal	(10,002)	(7,833)
State	(1,469)	(2,192)
Total deferred income tax benefit	(11,471)	(10,025)
Valuation allowance	11,341	10,337
	(130)	312
Income tax (benefit) expense	$(95)	$312

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021
The reconciliation of income tax computed at the U.S. federal statutory rate of 21% to the Company’s effective tax rate is set forth below:

(in thousands)	January 2, 2023	December 31, 2021
Income tax provision at the U.S. federal statutory rate	$(21,741)	$(25,407)
Permanent differences	870	402
Share-based compensation	(463)	496
State income taxes, net of federal benefit	(1,640)	(1,888)
Change in warrant liability	(527)	(2,900)
Goodwill impairment	11,471	19,820
True-up	1,983	42
Change in valuation allowance	11,342	10,337
Change in rate	(249)	(406)
Tax credits	(1,141)	(184)
Total income tax (benefit) expense	$(95)	$312

The components of the Company's deferred tax liabilities at January 2, 2023 and December 31, 2021 are set forth below:

(in thousands)	January 2, 2023	December 31, 2021
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$40	$57
Goodwill	4,625	2,794
Fixed Assets	2,164	—
Deferred franchise fees	277	684
Deferred rent	—	239
Stock compensation	1,730	1,250
Net operating losses, Federal	13,649	11,215
Net operating losses, State	2,691	2,066
Deferred payroll taxes	—	217
Interest expense	5,351	3,540
Lease liability	13,104	—
Tax credits	1,854	713
Other	1,599	1,075
Gross deferred tax assets	47,084	23,850
Valuation allowance	(22,629)	(11,383)
Net deferred tax assets	24,455	12,467
Intangible assets	(13,878)	(13,300)
Lease ROU asset	(11,800)	—
Fixed assets	—	(520)
Deferred tax liabilities	(25,678)	(13,820)
Total net deferred tax (liabilities) assets	$(1,223)	$(1,353)

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021
As of January 2, 2023, the Company’s federal net operating loss carryforwards for income tax purposes was $64.9 million. On a tax-effected basis, the Company also had net operating losses of $2.7 million related to various state jurisdictions. $55.4 million of the federal net operating loss carryforwards will be carried forward indefinitely and will be available to offset 80% of taxable income. The remaining amount of the federal net operating loss carryforwards will expire at varying dates through 2037.

Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, the utilization of net operating loss carryforwards and tax credits may be limited as a result of a cumulative change in stock ownership of more than 50% over a three year period. The Company underwent such a change and consequently, the utilization of a portion of the net operating loss carryforwards and tax credits is subject to certain limitations.

In assessing the realizability of deferred income tax assets, ASC 740 requires that a more likely than not standard be met. If the Company determines that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance must be established. The realization of deferred tax assets depends on the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies when making this determination. The Company has experienced cumulative losses in recent years which is significant negative evidence that is difficult to overcome in order to reach a determination that a valuation allowance is not required. Based on the Company's evaluation of its deferred tax assets, a valuation allowance of approximately $22.6 million has been recorded against the deferred tax asset.

The following table summarizes the Company's unrecognized tax benefits at January 2, 2023 and December 31, 2021:

(in thousands)	January 2, 2023	December 31, 2021
Beginning balance	$660	$—
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	660
Reductions for positions of prior years	(431)	—
Ending balance	$229	$660

The statute of limitations for the Company’s state tax returns varies, but generally the Company’s federal and state income tax returns from its 2019 fiscal year forward remain subject to examination.

12. Stockholders' Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At January 2, 2023 and December 31, 2021, there were 22,257,772 shares and 21,303,500 shares of common stock outstanding, respectively.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

As of January 2, 2023 and December 31, 2021 there were 2,120,000 shares of preferred stock outstanding. See Note 8, “Redeemable Preferred Stock,” for further information.

Warrants

As of January 2, 2023 and December 31, 2021, the Company had the following warrants and options outstanding: 15,063,800 warrants outstanding, each exercisable for one share of common stock at an exercise price of $11.50 including 11,468,800 in Public Warrants, 3,000,000 in Private Placement Warrants, 445,000 in Private Warrants and 150,000 in Working Capital Warrants, 75,000 Unit Purchase Option “UPO” units that are exercisable for one share of common stock at an exercise price of $10.00 and warrants exercisable for one share of common stock at an exercise price of $11.50. The Public Warrants expire in December 2025. There were no warrants exercised during the year ended January 2, 2023.

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
•upon a minimum of 30 days' prior written notice of redemption;
•if, and only if, the last sale price of the Company's common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
•if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

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
For the Years Ended January 2, 2023 and December 31, 2021

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

Unit Purchase Options

The Company had an outstanding Unit Purchase Option Agreement with an investor, to purchase up to 750,000 Units (Units include 1 common share and 1 warrant per Unit) exercisable at $10.00 per Unit. The unit purchase option could have been exercised for cash or on a cashless basis, at the holder’s option, however, it expired on on March 17, 2023 without being exercised. There were no UPO exchanges during the year ended January 2, 2023. During the year ended December 31, 2021, the Company exchanged 675,000 UPO units for 283,669 common shares in a cashless exercise and issued 7,969 shares in cashless warrant exercises.

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

The initial aggregate number of Shares that may be issued under the Plan shall not exceed Two Million (2,000,000) Shares. The aggregate number of Shares reserved for Awards under the Plan (other than Incentive Stock Options) shall automatically increase on January 1 of each year, for a period of not more than ten (10) years, commencing on January 1 of the year following the year after the date the Plan became effective in an amount equal to five percent (5%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, provided that the Committee may determine prior to the first day of the applicable fiscal year to lower the amount of such annual increase. On January 3, 2022, the Company filed a Registration Statement with the SEC to register 1,065,175 additional shares of common stock, $0.0001 par value per share, of the Company under the Plan, pursuant to the “evergreen” provision of the Plan providing for an automatic increase in the number of shares reserved for issuance under the Plan. On January 5, 2023, the Company filed a Registration Statement with the SEC to register 1,112,889 additional shares of common stock, $0.0001 par value per share, of the Company under the Plan, pursuant to the “evergreen” provision of the Plan providing for an automatic increase in the number of shares reserved for issuance under the Plan.

As of January 2, 2023 and December 31, 2021, there were approximately 600,000 and 126,000 shares of common stock available for future grants under the 2020 Plan, respectively.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021
Restricted Stock Unit Awards

The Company grants RSU Awards with service, performance and market conditions. The RSU Awards granted with service conditions generally vest over 4 years. The market conditions include an index to the market value of the stock price of BurgerFi, and the performance conditions are based on key performance indicators, as identified in the grant agreements. The fair value of restricted stock units granted is determined using the fair market value of the Company’s common stock on the date of grant, as set forth in the applicable plan document.

The following table summarizes activity of restricted stock units during the year ended January 2, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	1,783,698	$14.18
Granted	587,847	4.55
Vested	(477,799)	13.08
Forfeited	(448,146)	10.85
Non-vested at January 2, 2023	1,445,600	$11.68

Share-based compensation recognized during the year ended January 2, 2023 was approximately $10.2 million, inclusive of restricted stock unit grants of $6.4 million and stock grants of $3.9 million. Share-based compensation recognized during the year ended December 31, 2021 was approximately $7.6 million, comprised of restricted stock unit grants. As of January 2, 2023, there was approximately $11.9 million of total unrecognized compensation cost related to unvested restricted stock units or performance-based restricted stock unit awards to be recognized over a weighted average period of 1.3 to 2.8 years.

The unrecognized portion of share-based compensation for unvested market condition restricted stock units (included in above) is approximately $0.5 million over 1.28 years. As detailed below, the fair value of the market condition restricted stock units was determined using a Monte Carlo simulation model.

Performance-Based Restricted Stock Unit Awards

The Company grants performance-based awards (restricted stock units) to certain officers and key employees. The vesting of these awards is contingent upon meeting one or more defined operational or financial goals (a performance condition) or common stock share prices (a market condition) or employment conditions.

The fair values of the performance condition awards granted were determined using the fair market value of the Company’s common stock on the date of grant. Share-based compensation expense recorded for performance condition awards is reevaluated at each reporting period based on the probability of the achievement of the goal. Certain goals were achieved as of January 2, 2023. Accordingly, the Company recognized share-based compensation expense of approximately $3.7 million in relation to these awards during the year ended January 2, 2023 and $4.6 million during the year ended December 31, 2021.

The fair value of market condition awards granted were estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and is applied to the trading price of the Company’s common stock on the date of grant. In January 2022 and July 2021, the Company modified the terms related to certain market condition awards that the Compensation Committee previously approved. As a result of these modifications, the Company recorded additional share-based compensation of $0.2 million during the year ended January 2, 2023 and $0.1 million for the year ended December 31, 2021 for these modifications.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021

The input variables are noted in the table below:

	Year Ended January 2, 2023	Year Ended December 31, 2021
Risk-free interest rate	0.4% - 4.1%	1.03%
Expected life in years	2.0 years	3.0 years
Expected volatility	57.3% - 65.9%	65.9%
Expected dividend yield *	0%	0%
* The Monte Carlo method assumes a reinvestment of dividends.

Share-based compensation expense is recorded ratably for market condition awards during the requisite derived service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met. During the years ended January 2, 2023 and December 31, 2021, $0.6 million and $1.5 million, respectively, was recognized ratably as share-based compensation expense for the market condition awards.

Service-Based Restricted Stock Unit Awards

The Company grants service-based awards (restricted stock units) to certain officers and key employees. The vesting of these awards is contingent upon meeting the requisite service period. The fair value of restricted stock unit awards is determined using the publicly-traded price of its common stock on the grant date. During the years ended January 2, 2023 and December 31, 2021, $2.1 million and $1.3 million, respectively, was recognized ratably as share-based compensation expense for the service-based awards.

The following table summarizes activity of the restricted stock units during the year ended January 2, 2023:

	Performance Condition		Service Condition		Market Condition
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	1,251,698	$15.15	252,000	$15.79	280,000	$8.42
Granted	282,000	4.12	115,847	6.26	190,000	4.13
Vested	(241,952)	15.14	(205,847)	11.33	(30,000)	8.41
Forfeited	(240,646)	13.14	—	—	(207,500)	8.20
Non-vested at January 2, 2023	1,051,100	$12.62	162,000	$14.65	232,500	$5.34

13. Fair Value Measurements

Fair values of financial instruments are estimated using public market prices, quotes from financial institutions, and other available information. The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.

The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of January 2, 2023 and December 31, 2021.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021

	Items Measured at Fair Value at January 2, 2023
(in thousands)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	—	195	—
Total	$—	$195	$—

	Items Measured at Fair Value at December 31, 2021
(in thousands)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	—		2,706
Total	$—	$—	$2,706

The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy, is determined based on the income approach or third-party market appraisals.

In estimating our fair value disclosures for financial instruments, we use the following methods and assumptions:
Cash and cash equivalents: The carrying amount reported in the Consolidated Balance Sheets for these items approximates fair value due to their liquid nature.
Accounts receivable, inventory, other current assets, accounts payable, accrued expenses and other current liabilities: The carrying value reported on the consolidated balance sheets for these items approximates their fair value, which is the likely amount for which the receivable or liability with short settlement periods would be transferred from/to a market participant with a similar credit standing as the Company’s.
Long-term borrowings: The fair value of the Company’s long-term borrowings under the Credit Agreement approximates $53.2 million and it’s carrying value was $58.5 million. The fair value is estimated using Level 2 inputs based on quoted prices for those or similar instruments. Refer to Note 9, “Debt,”for further discussion.

The fair value of the Company warrant liability is measured at fair value on a recurring basis, classified as Level 2 in the fair value hierarchy. The fair value of the private placement warrants, private warrants, and working capital warrants are determined using the publicly-traded price of its common stock on the valuation dates of $1.26 on January 2, 2023 and $5.67 on December 31, 2021. The fair value is calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including the expected term, expected volatility, risk-free interest rate, dividend rate and service period. The calculated warrant price for private warrants was $0.05 and $0.75 on January 2, 2023 and December 31, 2021. The input variables for the Black-Scholes are noted in the table below:

	January 2, 2023	December 31, 2021
Risk-free interest rate	4.14%	1.11%
Expected life in years	3.0 years	3.96 years
Expected volatility	68.0%	41.8%
Expected dividend yield	0%	0%

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021

Assets and liabilities that are measured at fair value on a non-recurring basis include the Company’s long-lived assets and definite-lived intangible assets. In determining fair value, the Company uses an income-based approach. As a number of assumptions and estimates were involved that are largely unobservable, they are classified as Level 3 inputs within the fair value hierarchy. Assumptions used in these forecasts are consistent with internal planning, and include revenue growth rates, royalties, gross margins, and operating expense in relation to the current economic environment and the Company’s future expectations.

14.      Segment Information

Prior to the Anthony's acquisition in November 2021, the Company had one operating and reportable segment. Following the Anthony's acquisition, the Company has two operating and reportable segments:

•BurgerFi, which includes operations of corporate-owned and franchised BurgerFi restaurants, which offer a fast-casual “better burger” concept; and

•Anthony's, which includes operations of casual dining pizza restaurants under the name Anthony’s Coal Fired Pizza & Wings.

The CODM includes the CEO, CFO, and Executive Chairman as they assess the performance of the reportable segments and make all the significant strategic decisions, including the allocation of resources.

External sales are derived principally from food and beverage sales, royalty and franchise revenue. The Company does not rely on any major customers as a source of sales, and the customers and long-lived assets of its reportable segments are predominantly in the U.S. There were no material transactions among reportable segments.

The following tables present revenue, capital expenditures, depreciation and amortization, pre-opening costs, interest expense and net loss by segment:

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 2, 2023 and December 31, 2021

(in thousands)	Year Ended January 2, 2023	Year Ended December 31, 2021
Revenue:
BurgerFi	$49,901	$46,448
Anthony's*	128,819	22,419
Total	$178,720	$68,867

Capital expenditures:
BurgerFi	$1,428	$10,348
Anthony's*	1,090	317
Total	$2,517	$10,665

Depreciation and amortization:
BurgerFi	$9,571	$8,694
Anthony's	7,567	1,366
Total	$17,138	$10,060

Pre-opening costs:
BurgerFi	$474	$1,905
Anthony's	—	—
Total	$474	$1,905

Interest expense:
BurgerFi	$3,843	$673
Anthony's	4,816	733
Total	$8,659	$1,406

Net loss:
BurgerFi	$(50,375)	$(121,352)
Anthony's*	(53,057)	(142)
Total	$(103,432)	$(121,494)
* Amounts for Anthony's are only presented from November 3, 2021, the date of acquisition.

Total assets by segment are as follows:

(in thousands)	Year Ended January 2, 2023	Year Ended December 31, 2021
Total assets:
BurgerFi	$136,811	$161,675
Anthony's	139,969	156,044
Total	$276,780	$317,719

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 2, 2023.

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

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of January 2, 2023.

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

Remediation of Previously Identified Material Weaknesses in Internal Control. As disclosed under Item 9A. Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2021, management concluded that a material weakness in our internal control related to the design and implementation of controls over the accounting for income taxes existed as of December 31, 2021. In response to this material weakness, management implemented changes to the Company’s internal control over accounting for income taxes, including: (1) expanded review processes for the Company’s assessment of its ability to realize historical deferred tax assets on its acquired businesses in accordance with Section 382 of the Internal Revenue Code and the Company’s tax provision controls and (2) the utilization of additional third-party professionals and consultants regarding income tax matters.

Management has determined that the remediation actions discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable management to conclude that the previously disclosed material weakness has been remediated as of January 2, 2023.

Changes in Internal Control Over Financial Reporting. Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended January 2, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Class	Position
Ophir Sternberg	52	C	Executive Chairman of the Board
Ian Baines	66	N/A	Chief Executive Officer
Michael Rabinovitch	53	N/A	Chief Financial Officer
Martha Stewart	81	A	Director
Vivian Lopez-Blanco	65	B	Director
Gregory Mann	51	A	Director
Allison Greenfield	50	B	Director
Andrew Taub	54	C	Director
David Heidecorn	66	A	Director

Directors

Ophir Sternberg has been the Company’s Executive Chairman of the Board since December 2020, having served as a member of our Board of Directors since October 2019, Chairman since April 2020, and Chief Executive Officer from June 2020 to December 2020. Mr. Sternberg has over 30 years of experience in investing across numerous industries and segments. Mr. Sternberg additionally serves on the Board of Directors for MSP Recovery, Inc. d/b/a LifeWallet (NASDAQ: LIFW) and is Chairman of the Board for Security Matters Public Limited Company (NASDAQ: SMX). Mr. Sternberg is the Founder and Chief Executive Officer of Miami-based Lionheart Capital, founded in 2009. We believe Mr. Sternberg is well-qualified to serve on our board of directors due to his business experience, contacts and relationships, as well as his extensive experience in both the public and private company sectors.

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

David Heidecorn is a Senior Advisor to L Catterton, the world’s largest consumer-focused private equity firm. Prior to becoming a Senior Advisor, Mr. Heidecorn was a Partner and Chief Risk Officer for over 2 decades at L Catterton. Prior to joining L Catterton, Mr. Heidecorn was the Chief Financial Officer of Alarmguard Holdings, Inc. (AMEX: AGD). In 1992, Mr. Heidecorn joined Nantucket Holding Company, a merchant bank specializing in the acquisition and management of troubled companies and the consolidation of fragmented sectors within the consumer products and services industry. From 1986 to 1992, Mr. Heidecorn held various senior positions in the Corporate Finance Group of GE Capital, including heading up the Restructuring Group for the Northeast. Mr. Heidecorn received a B.A in Economics from Lehigh University and an M.B.A. in Finance from Columbia Business School. We believe Mr. Heidecorn is qualified to serve on our board of directors due to his extensive business experience. Mr. Heidecorn serves as a director pursuant to CP7’s right under the A&R CoD regarding the Company’s Series A Junior Preferred Stock, whereby, for so long as CP7, its affiliates or certain related persons of CP7, directly or indirectly, hold collectively 70% or more of the shares of the Series A Junior Preferred Stock issued as of the date of the A&R CoD, CP7 shall have the option and the right (but not the obligation) to designate two directors.

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

Gregory Mann has served as a member of the Company’s Board of Directors since December 2020. Mr. Mann has over 20 years of experience in delivering outstanding results for leading U.S. and global companies. Mr. Mann previously served as Chief Marketing Officer for Trustly, Inc. He has also previously served at Hydrus Technology as a Board member and in a variety of advising, consulting, leadership, and managerial roles where he developed the firm’s commercialization and go to market (GTM) strategy that led to the company’s first long-term commercial contract. Prior to Hydrus, from March 2017 to November 2018, Mr. Mann created a stand-alone P&L division at Catalina Marketing as President of Emerging Brands where he architected and implemented a new three-year business strategy that included the launch of new data and marketing services which significantly increased new client deal size and improved client retention. Mr. Mann also developed and drove the vision and general management for the newly founded Emerging Brands division focused on thousands of consumer-packaged goods companies. Prior to Catalina, Mr. Mann worked as the Chief Marketing Officer for LoopPay, where he was part of the founding team which was then acquired by Samsung in order to develop and launch Samsung Pay. Mr. Mann holds an MBA from The Wharton School and a Master’s Degree in International Studies from the University of Pennsylvania’s Lauder Institute. We believe that Mr. Mann’s experience as an entrepreneurial executive and corporate innovator that has built and led established startup, turnaround, and hyper-growth companies and divisions globally will continue to be a valuable asset to the Company’s Board of Directors.

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

Andrew Taub has served as a member of the Company’s Board of Directors since November 2021. Mr. Taub has been a Managing Partner of L Catterton, where he focuses on the Flagship Buyout Fund, since 1996. L Catterton is the world’s largest consumer-focused private equity firm, with approximately $30 billion of equity capital across six fund strategies in 17 offices globally, and has advised certain funds affiliated with the entity that sold Anthony’s to the Company and has provided advisory services to subsidiaries of the Company. Mr. Taub’s investment and operating expertise spans the consumer and healthcare services landscape through investments in the pet, optical, restaurant, food and marketing services industries. In addition to serving on the Company’s Board of Directors, Mr. Taub currently serves as a director of several L Catterton portfolio companies, including JustFoodForDogs, PatientPoint Health Technologies, and FYidoctors. Mr. Taub holds a Bachelor of Arts degree in Finance and Accounting from the University of Michigan at Ann Arbor and a Master of Business Administration degree from Columbia Business School. We believe Mr. Taub is qualified to serve on our Board of Directors due to his extensive business experience. Mr. Taub serves as a director pursuant to CP7’s right under the A&R CoD regarding the Company’s Series A Junior Preferred Stock, whereby, for so long as CP7, its affiliates or certain related persons of CP7, directly or indirectly, hold collectively 70% or more of the shares of the Series A Junior Preferred Stock issued as of the date of the A&R CoD, CP7 shall have the option and the right (but not the obligation) to designate two directors.

Executive Officers

Ian Baines has served as our Chief Executive Officer since November 2021. Mr. Baines served as the President and Chief Executive Officer of ACFP Management, Inc. from January 2020 until November 2021. Mr. Baines has over four decades of experience in the restaurant and hospitality business, beginning as a classically trained chef in his native England, followed by 25 years in Canada with ever increasing roles and responsibilities culminating into Chief Operating Officer of SIR Corp restaurants. In 2004, Mr. Baines was actively recruited to join Brinker International, Inc. where he served in various executive roles. He joined Darden Restaurants Inc. and led the Smokey Bones brand as President before the sale to Sun Capital Partners, Inc., where he continued for several years as President and Chief Executive Officer. He was recruited back to Brinker International, Inc. in 2011 as Senior Vice President of Strategic Innovation. From 2013 to 2014, Mr. Baines served as President and Chief Executive Officer of Uno Restaurant Holdings Corporation. From 2014 to 2018, he served as President and Chief Executive Officer of Cheddar’s Scratch Kitchen ("Cheddar's"); after the sale of Cheddar’s to Darden Restaurants Inc. in 2017 he continued as Brand President. In 2019, he was Chief Executive Officer of Del Frisco’s Restaurant Group, Inc. during the transition from a public company to three independent brands and ultimately the sale of the steak division. Except for the Amended and Restated Stock Purchase Agreement dated November 3, 2021 (as subsequently amended) by and among the Company, Cardboard and Hot Air, pursuant to which the Anthony’s acquisition was consummated., there are no arrangements or understandings between Mr. Baines and any other person pursuant to which he was appointed.

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

Board Composition

BurgerFi’s business affairs are managed under the direction of its Board of Directors. The Company’s Board of Directors consists of seven members. The Board of Directors is classified into three classes, each comprising as nearly as possible one-third of the directors to serve three-year terms. Class A directors shall serve until 2023, Class B directors shall serve until 2024 and Class C directors shall serve until 2025.

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
•reviewing and approving, subject to subsequent Board approval, all related-party transactions;
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

The Compensation Committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•reviewing and recommending approval to the Board on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and recommending to the Board the remuneration (if any) of our Chief Executive Officer based on such evaluation;
•reviewing and recommending approval to the Board the compensation of all other executive officers;
•reviewing our executive compensation policies and plans;

•implementing and administering our incentive compensation equity-based remuneration plans; provided, however, that grants of stock options, restricted stock, and other equity awards for executive officers of the Company or as inducements for new executive officers shall be approved by the Board upon the recommendation of such grants by the Committee;
•assisting management in complying with our proxy statement and annual report disclosure requirements;
•recommending approval by the Board of all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, executive officers and employees that complies with the rules and regulations of Nasdaq. Our Code of Ethics is available on our website at https://ir.burgerfi.com/corporate-governance/governance-documents, under “Governance Documents.” The information on this website is not incorporated by reference into, or a part of, this Annual Report on Form 10-K. In addition, a copy of the Code of Ethics will be provided without charge upon request to us in writing at 200 West Cypress Creek Drive, Suite 220, Fort Lauderdale, FL 33309. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all such filing requirements applicable to the Company's directors, executive officers and greater than 10% beneficial owners were complied with during the year ended January 2, 2023, (1) Cardboard Box LLC did not timely file one Form 4 representing one transaction, and (2) the John Rosatti Revocable Trust Dated 8/27/2001 did not timely file five Form 4s, each representing one transaction.

Item 11. Executive Compensation.

The following table presents information regarding the total compensation awarded to, earned by, and paid to the named executive officers of BurgerFi for services rendered to BurgerFi in all capacities for the years indicated.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		All Other Compensation ($)		Total ($)
Ophir Sternberg	2022	—		—	1,902,765	(4)	13,429	(8)	1,916,194
Executive Chairman	2021	—		—	—		—		—
Ian Baines	2022	523,628		—	—		10,560	(9)	534,188
Chief Executive Officer (1)	2021	543,000		178,000	—		—		721,000
Michael Rabinovitch	2022	400,000	(3)		1,093,077	(5)	89,901	(10)	1,582,970
Chief Financial Officer (2)	2021	215,000		250,000	3,295,000	(6) (7)	—		3,760,000

(1)Mr. Baines was appointed as Chief Executive Officer in November 2021.
(2)Mr. Rabinovitch was appointed as Chief Financial Officer in February 2021.
(3)In February 2022. Mr. Rabinovitch’s annual salary was increased to $400,000.
(4)Represents the grant of 303,956 unrestricted shares of Company common stock on January 3, 2022. The amounts reflected in this column represent the aggregate grant date fair value of the awards made during 2022, as computed in accordance with FASB ASC Topic 718. For additional information related to the measurement of stock-based compensation awards, refer to Note 12, “Stockholders’ Equity,” to the financial statements included in this Annual Report. See the Outstanding Equity Awards table below for additional information relating to these grants.
(5)Represents the grant of 174,613 unrestricted shares of Company common stock on January 3, 2022. See the Outstanding Equity Awards table below for additional information relating to these grants.
(6)Represents the grants of 52,000 restricted stock units, 78,000 incentive restrictive stock units, and 100,000 benchmark restricted stock units, granted on July 13, 2021. See the Outstanding Equity Awards table below for additional information relating to these grants.

(7)The amounts reflected in this column represent the aggregate grant date fair value of the awards made during 2021, as computed in accordance with FASB ASC Topic 718. For additional information related to the measurement of stock-based compensation awards, refer to Note 12, “Stockholders’ Equity,” to the financial statements included in this Annual Report.
(8)Represents the value of services provided for a driver of Mr. Sternberg’s vehicle, which was not a Company-owned vehicle. This service to Mr. Sternberg was discontinued by the Company during 2022.
(9)Represents the aggregate value of a monthly allowance relating to a personal vehicle and cell phone provided by the Company to Mr. Baines.
(10)Represents the value of $63,501 paid to Mr. Rabinovitch in 2022 relating to a certain relocation allowance, as well as the aggregate value of $26,400 with respect to a monthly allowance relating to a personal vehicle.

Narrative Disclosure to Summary Compensation Table

For 2022, the principal elements of compensation provided to the named executive officers were base salaries, grants of equity-based compensation and broad-based employee benefits. Base salaries are generally set at levels deemed necessary to attract and retain individuals with superior talent commensurate with their relative expertise and experience. Grants of restricted stock units vest in installments over a number of years subject to continued employment, the Company’s achievement of certain performance benchmarks, satisfaction of certain key performance indicators set by the Compensation Committee or by meeting certain share price thresholds of the Company’s common stock. See the Outstanding Equity Awards table below for additional information relating to these grants.

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

In relation to Mr. Baines’ previous role as Chief Executive Officer of Anthony's, Mr. Baines received options to purchase common stock of Hot Air (the “Anthony’s Options”) pursuant to a Non-Qualified Stock Option Agreement (the “Option Agreement”) dated September 30, 2020 under the Hot Air, Inc. Amended and Restated 2016 Stock Option Plan (the “Hot Air Plan”). In relation to the consummation of the Anthony's acquisition, the Company and Mr. Baines entered into an Amendment to the Option Agreement pursuant to which the Anthony’s Options held by Mr. Baines were converted (the “Option Conversion”) into 211,662 shares of common stock of the Company (the “Baines Issued Shares”). Except with respect to certain permitted transfers by operation of law, to permitted transferees or to pay up to forty percent (40%) of his federal and state income tax obligations arising from the Option Conversion, Mr. Baines could not, without the express written consent of the Board, (1) transfer any Baines Issued Shares until June 20, 2022, or (2) during the period beginning on June 20, 2022 and ending on December 31, 2022, transfer more than 50% of any Baines Issued Shares then held by Mr. Baines. All restrictions on the transfer of Baines Issued Shares ceased as of December 31, 2022.

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

Amended Employment Agreement with Michael Rabinovitch

Under the terms of Mr. Rabinovitch’s amended employment agreement, he will earn a base salary of $400,000 (subject to annual review) and will be entitled to receive such performance bonuses as determined by the Compensation Committee of our Board of Directors in its sole discretion in consultation with the Executive Chairman and Chief Executive Officer. In addition, Mr. Rabinovitch is entitled to up to six months severance and reimbursement of COBRA expenses in the event of termination of the employment agreement by the Company without cause or by Mr. Rabinovitch for good reason (as defined in the employment agreement). Mr. Rabinovitch has the ability to earn Restricted Stock Grants and benchmark restricted stock grants (“Benchmark Restricted Stock Grants”) and has been granted restricted stock unit grants (the “Rabinovitch RSU Grants”) in lieu of such Restricted Stock Grants and Benchmark Restricted Stock Unit Grants. During the term of Mr. Rabinovitch’s employment agreement Mr. Rabinovitch will be bound by non-competition and non-solicitation obligations. If there is a Change of Control during the term of employment all unearned Restricted Stock Grants and Benchmark Restricted Stock Grants, therefore, effectively, all Rabinovitch RSU Grants, shall be deemed to have been earned and vested immediately prior to the Change of Control. If Mr. Rabinovitch is terminated without cause, or resigns due to good reason, as defined in the employment agreement, all unvested portions of the Restricted Stock Grants and Benchmark Restricted Stock Grant, therefore, effectively, the Rabinovitch RSU Grants, scheduled to vest in the year of such termination or resignation shall be deemed to have been earned and vested immediately.

Potential Payments upon Termination or Change in Control

Except as discussed above, no named executive officer has a contractual or other entitlement to severance or other payments upon termination or a change in control.

Director Compensation

For fiscal year ending December 31, 2021, each independent director was granted restricted stock units in an amount equal to $150,000 divided by the closing price on the last trading day of the fiscal year, generally to vest on the one-year anniversary of the date of grant and be settled in shares of common stock, subject to such director’s continuous service as a director until such time and earlier vesting due to a change of control. In addition, for fiscal year ending December 31, 2021, each independent director received annual cash compensation of $7,500.

For fiscal year ending January 2, 2023, each independent director was granted restricted stock units in an amount equal to $100,000 divided by the closing price on the last trading day of the calendar year, generally to vest on the one-year anniversary of the date of grant and to be settled in shares of common stock, subject to such directors continuous service as a director until such time and earlier vesting due to a change of control. In addition, for the fiscal year ending January 2, 2023, each independent director is entitled to receive annual cash compensation of $50,000, payable on or before December 31, 2023, subject to such director's continuous service as a director until such time.

Outstanding Equity Awards at Fiscal Year End

Stock Awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (6)
Ophir Sternberg	100,000 (1) 560,000 (2)	$126,000 $705,600
Michael Rabinovitch	63,000 (3) 60,000 (4) 42,000 (5)	$79,380 $75,600 $52,920

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
(2) Represents incentive restricted stock units granted, for financial reporting purposes, on December 16, 2020. The legal grant date of the restricted stock units was July 13, 2021, the date that applicable grant award agreements were executed by the Company and Mr. Sternberg. The restricted stock units vest upon achievement by the Company of the following benchmarks: (i) 20%, or 140,000 incentive restricted stock units,vested because Company revenue for fiscal year 2021, as calculated and presented in the Company’s audited financial statements included in the Form 10-K report for the relevant year, was 10% or greater than $34,382,000 (the “Base Year Revenue”); (ii) 20%, or 140,000 incentive restricted stock units, if Company revenue for fiscal year 2022 is 20% or greater than Base Year Revenue; (iii) 20%, or 140,000 incentive restricted stock units, if Company revenue for fiscal year 2023 is 30% or greater than Base Year Revenue; (iv) 20%, or 140,000 incentive restricted stock units, if Company revenue for fiscal year 2024 is 40% or greater than Base Year Revenue; (v) 20%, or 140,000 incentive restricted stock units, if Company revenue for fiscal year 2025 is 50% or greater than Base Year Revenue. If there is a change of control (as defined in the employment agreement) or certain termination or resignation events occur during the term of employment all unearned incentive restricted stock units shall be deemed to have been earned immediately prior to the change of control.
(3) Represents restricted stock units granted on July 13, 2021. The restricted stock units were initially scheduled to vest in equal amounts at the yearly anniversary of his commencement date (February 26, 2021) for each of the first four years of employment, subject to the achievement of annual key performance indicators, including the Company’s adjusted EBITDA target, and diversity targets as set by the Compensation Committee. On March 4, 2022, the Compensation Committee approved of an amendment to the applicable grant agreement to revise the time of vesting so that, subject to achievement of such annual key performance indicators for the respective prior fiscal year, the third and fourth-year vesting dates were accelerated to occur on the second-year anniversary date, which is measured from February 26, 2021. If there is a change of control (as defined in the employment agreement) during the term of employment all unearned restricted stock units shall be deemed to have been earned and vested immediately prior to the change of control.
(4) Represents benchmark restricted stock units granted on July 13, 2021. The benchmark restricted stock units were initially scheduled to vest as follows: (i) 20,000 restricted stock units, if the last reported closing price of Company’s common stock for any 20 trading days within any consecutive 30 trading day period was greater than or equal to $19.00 per share during the calendar year 2021 and if not achieved then would rollover to calendar year 2022 and would vest if the last reported closing price of Company’s common stock for any 20 trading days within any consecutive 30 trading day period was greater than or equal to $11.00 per share during the calendar year 2022; (ii) 20,000 restricted stock units, if the last reported closing price of the Company’s common stock for any 20 trading days within any consecutive 30 trading day period was greater than or equal to $11.00 per share during the calendar year, 2022; (iii) 20,000 restricted stock units, if the last reported closing price of the Company’s common stock for any 20 trading days within any consecutive 30 trading day period was greater than or equal to $13.00 per share during the calendar year, 2023; and (iv) 40,000 restricted stock units, if the last reported closing price of the Company’s common stock for any 20 trading days within any consecutive 30 trading day period was greater than or equal to $15.00 per share during the calendar year, 2024. Effective January 3, 2022, the Company’s board of directors approved of an amendment and restatement of the applicable grant agreement to revise certain of such price thresholds from $19.00 per share, $19.00 per share, $22.00 per share and $25.00 per share to $11.00 per share, $11.00 per share, $13.00 per share and $15.00 per share, respectively. If there is a change of control (as defined in the employment agreement) during the term of employment all unearned benchmark restricted stock units shall be deemed to have been earned and vested immediately prior to the change of control. If Mr. Rabinovitch is terminated without cause, or resigns due to good reason, as defined in the employment agreement, all unvested portions of the restricted stock unit grant scheduled to vest in the year of such termination or resignation shall be deemed to have been earned and vested immediately; provided, that the grant agreement for such benchmark restricted stock units further provided that in no event shall the number of unearned restricted stock units underlying such grant that could vest in 2022 in accordance with such provision exceed 20,000 restricted stock units.
(5) Represents restricted stock units granted on July 13, 2021. The restricted stock units were initially scheduled to vest in four equal parts on February 26 for each of the ensuing four years of employment. On March 4, 2022, the Compensation Committee approved of an amendment to the applicable grant agreement to revise the time of vesting so that the third and fourth-year vesting dates were accelerated to occur on the second-year anniversary date, which is measured from February 26, 2021. If there is a change of control (as defined in the employment agreement) during the term of employment all unearned restricted stock units shall be deemed to have been earned immediately prior to the change of control.

(6) Market value of the restricted stock units was determined using the $1.26 closing price of the Company’s common stock on December 30, 2022, which was the last trading day of the year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 27, 2023, the number of shares of BurgerFi common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding common stock, (ii) each of our named executive officers and directors; and (iii) all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. Except as indicated by the footnotes below, the Company believes, based on the information furnished to it, that the persons and entities named in the table below have sole voting and investment power with respect to all stock that they beneficially own, subject to applicable community property laws. All of the Company’s shares of common stock subject to options or Warrants exercisable within 60 days are deemed to be outstanding and beneficially owned by the persons holding those options or Warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

Subject to the paragraph above, the percentage ownership of issued shares is based on 23,823,105 shares of common stock issued and outstanding as of March 27, 2023.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Ophir Sternberg (2)	3,576,068	14.3%
Ian Baines	126,997	*
Michael Rabinovitch	472,866	2.0%
Allison Greenfield (3)	48,518	*
Martha Stewart	26,942	*
Vivian Lopez-Blanco	28,518	*
Gregory Mann	28,518	*
Andrew Taub	—	*
David Heidecorn	—	*
All directors and executive officers as a group (nine individuals)	4,308,427	17.2%
Greater than 5% Beneficial Owners
Lionheart Equities, LLC (4)	2,010,112	8.1%
The John Rosatti Revocable Trust U/A DTD 8/27/2001 – Custody (5)	4,003,396	16.8%
Lion Point Capital, LP (6)	2,745,938	11.6%
CP7 Warming Bag, L.P. (7)	1,429,741	6.0%
Walleye Capital LLC (8)	1,903,820	8.0%

*	Less than one percent.

(1) Unless otherwise indicated, the business address of each of the individuals is c/o BurgerFi International, Inc., 200 West Cypress Creek Rd., Suite 220, Fort Lauderdale, Florida 33309.
(2) Consist of (i) 720,725 shares of common stock, 150,000 shares (the “Unit Shares”) of common stock underlying units and 1,139,387 shares of common stock underlying warrants to purchase one share of common stock each, which are currently exercisable, owned directly by Lionheart Equities and (ii) 1,365,956 shares owned by Mr. Sternberg and 60,000 shares of common stock underlying warrants to purchase one share of common stock each, which are currently exercisable, owned by Mr. Sternberg. Mr. Sternberg, as manager of Lionheart Equities, has sole voting and dispositive control over the Unit Shares and Warrants held by Lionheart Equities. The business address for Lionheart Equities is 4218 NE 2nd Avenue, Miami, FL 33137. The business address for Mr. Sternberg is 4218 NE 2nd Avenue, Miami, FL 33137.
(3) Consist of 38,518 shares of common stock owned by Allison Greenfield, and 10,000 shares of common stock owned by Leviathan Group, LLC. Ms. Greenfield possesses sole voting and dispositive control over the shares.
(4) Consist of 720,725 shares of common stock, 150,000 Unit Shares and 1,139,387 shares of common stock underlying warrants to purchase one share of common stock each, which are currently exercisable, owned directly by Lionheart Equities. Mr. Sternberg, as manager of Lionheart Equities, has sole voting and dispositive control over the Unit Shares and Warrants held by Lionheart Equities. The business address for Lionheart Equities is 4218 NE 2nd Avenue, Miami, FL 33137.
(5) Shares of common stock held by The John Rosatti Family Trust U/A DTD 8/27/2001—Custody (the “JR Trust”). The business address of the JR Trust is 105 US Highway 1, North Palm Beach, FL 33408. John Rosatti, as trustee of the JR Trust, may be deemed to beneficially own the securities beneficially owned by the JR Trust and has sole voting and dispositive power over the shares held by the JR Trust. Information included in this footnote is derived from a Form 4 filed on March 24, 2023.
(6) Shares of common stock held by Lion Point. The business address of Lion Point is 250 West 55th Street, 33rd Floor, New York, NY 10019. Lion Point is the investment manager to its investment fund client Lion Point Master, LP. Lion Point Holdings GP, LLC (“Lion Point Holdings”) is the general partner of Lion Point. Didric Cederholm is a Founding Partner and Chief Investment Officer of Lion Point. Mr. Cederholm is also a Member and a Manager of Lion Point Holdings. Mr. Freeman is a Founding Partner and Head of Research of Lion Point. Mr. Freeman is also a Member and a Manager of Lion Point Holdings. By virtue of these relationships, each of Lion Point, Lion Point Holdings, Mr. Cederholm and Mr. Freeman may be deemed to beneficially own the securities beneficially owned by its investment fund client. Information included in this footnote is derived from a Schedule 13G/A filed on January 11, 2021.
(7) Shares of common stock held by CP7. The business address of CP7 is 599 West Putnam Avenue, Greenwich, CT 06830. CP7 Management, LLC (“CP7 Management”) is the general partner of CP7. Scott Dahnke is a managing member of CP7 Management. J. Michael Chu is a managing member of CP7 Management. By virtue of these relationships, each of CP7 Management, Mr. Dahnke and Mr. Chu may be deemed to beneficially own the securities beneficially owned by CP7. Each of Mr. Dahnke and Mr. Chu disclaims beneficial ownership of all shares of Common Stock held by CP7. CP7, CP7 Management, Mr. Dahnke and Mr. Chu each possess shared voting power and shared dispositive control over 1,429,741 of the shares. Information included in this footnote is derived from a Schedule 13D/A filed on March 1, 2023.
(8) Shares of Common Stock issuable upon the exercise of warrants beneficially owned by Walleye Capital LLC (“Walleye Capital”). The business address of Walleye Capital is 2800 Niagara Lane N, Plymouth, MN 55447. Walleye Capital possesses sole voting power and sole dispositive control over all 1,903,820 of the shares issuable upon exercise of such warrants. Information included in this footnote is derived from a Schedule 13G filed on February 15, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,445,600	(2)	N/A	600,000
Equity compensation plans not approved by security holders	—		N/A	—
Total	1,445,600		$—	600,000

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

Contingent Forward Purchase Contract

In connection with the consummation of the BurgerFi acquisition, the Company entered into an Amended and Restated Forward Purchase Contract with each of Lion Point and Lionheart Equities for the purchase of forward purchase units (“Forward Purchase Units”), each Forward Purchase Unit consisting of one share of Common Stock and one warrant exercisable into one share of Common Stock. Lion Point purchased 2,000,000 Forward Purchase Units and Lionheart Equities purchased 1,000,000 Forward Purchase Units under the Amended and Restated Forward Purchase Agreement. In addition, OPES agreed to register a total of 4,829,376 shares of OPES common stock owned by Lion Point as of the consummation of the BurgerFi acquisition, which comprised of (i) 662,500 of shares held by certain of the initial stockholders (the“Initial Stockholders”), who held founders’ shares (“Founders’ Shares”) prior to the initial public offering (“IPO”) of OPES, (ii) 83,438 shares of OPES common stock underlying the (A) 400,000 units (each consisting of one share of Common Stock and one warrant exercisable into one share of Common Stock purchased by our Initial Sponsor, Lion Point Capital, L.P. (the “Initial Sponsor”) and certain of our Initial Stockholders who held Founders’ Shares prior to the IPO and (B) additional 45,000 units sold in connection with the underwriter’s over-allotment option in connection with our IPO (together with A, the “Private Placement Units”) and 83,438 shares of OPES common stock underlying the private warrants, each of which entitles the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share, and (iii) 2,000,000 shares of OPES common stock underlying the Forward Purchase Units and 2,000,000 shares of OPES common stock underlying the warrants that are part of the Forward Purchase Units, which shares have priority registration rights over all other shares of OPES common stock to be registered under the New Registration Rights Agreement (as defined below).

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

In connection with the Anthony's acquisition, on November 3, 2021, we entered into a registration rights and lock-up agreement with Cardboard (the “RRA/Lock-Up”) covering certain securities of the Company (the “New Registrable Securities”) held by Cardboard. Pursuant to the RRA/Lock-Up, the Company filed with the SEC a registration statement covering the resale of the New Registrable Securities in accordance with SEC guidance and caused the registration statement to be declared effective under the Securities Act and will use its commercially reasonable efforts to keep such registration statement continuously effective under the Securities Act until all New Registrable Securities covered by such registration statement have been sold or certain other events with respect to the New Registrable Securities have occurred. Additionally, Cardboard is entitled to make, from time to time, a written demand for registration under the Securities Act of all or part of the New Registrable Securities.

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

Other Transactions

We previously leased building space for our previous BurgerFi corporate office from an entity under common ownership with The John Rosatti Revocable Trust U/A DTD 8/27/2001, a significant stockholder. Rent expense for the year ended January 2, 2023 was $0.1 million and for the year ended December 31, 2021 was $0.2 million. In January 2022, we exercised our right to terminate this North Palm Beach lease effective as of July 2022.

The Company leases building space for our combined BurgerFi and Anthony’s corporate office from an entity controlled by Ophir Sternberg, our Executive Chairman. In February 2022, the Company amended the lease agreement to, among other things, extend the term to ten years beginning as of March 1, 2022 and add additional square footage in order to combine headquarters following the Anthony's acquisition. For the year ended January 2, 2023 rent expense was approximately $0.5 million.

In addition, in April 2021, we entered into an independent contractor agreement with a corporation (the “Consultant”) for which the Chief Operating Officer (the “Consultant Principal”) of Lionheart Capital, LLC, an entity controlled by Ophir Sternberg, the Executive Chairman of the Board, serves as President. Pursuant to the terms of the agreement, which the Company amended on September 1, 2022, the Consultant shall provide certain strategic advisory services to the Company in exchange for total annual cash compensation and expense reimbursements of $0.1 million, payable in 12 equal monthly payments. For the years ended January 2, 2023 and December 31, 2021 the Consultant received $0.1 million and a nominal amount of cash compensation and expense reimbursement for services provided in each year, respectively. In 2021, the Consultant Principal received an award of 50,000 restricted stock units, which shall vest in five equal annual installments, subject to the Company achieving certain annual revenue targets starting in 2021, and in November 2021, the Consultant Principal received a $0.25 million bonus in connection with the Company's Anthony's Acquisition. As of January 2, 2023, 10,000 of these units vested. On January 3, 2022, the Company granted the Consultant Principal 38,000 unrestricted shares of common stock of the Company. The Company recorded share-based compensation expense of $0.4 million and $0.2 million for the years ended January 2, 2023 and December 31, 2021.

On February 24, 2023, the Borrowers entered into a Secured Promissory Note in an aggregate principal amount of $15,100,000 with CP7, an affiliate of L Catterton, as lender. For additional information on this junior indebtedness, See Note 9, “Debt,” to the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.

Director Independence

The Board of Directors has determined that four of the Company’s seven members of the Board of Directors, Allison Greenfield, Vivian Lopez-Blanco, Gregory Mann, and Martha Stewart, qualify as “independent directors” within the meaning of the independent director guidelines of Nasdaq and applicable SEC rules.

Item 14. Principal Accountant Fees and Services.

AUDITORS FEES AND SERVICES
KPMG, LLP

On May 10, 2022, the Audit Committee engaged KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm for the fiscal year ending January 2, 2023 after conclusion of the Company's competitive auditor selection process and resignation of BDO USA, LLP ("BDO"). The following table lists the fees for services rendered by KPMG for the year ended January 2, 2023.

2022
Audit Fees	$713,000
Audit Related Fees	20,000
Tax Fees	41,000
All Other Fees	—
Total Fees	$774,000

Audit Fees

“Audit Fees” relate to fees and expenses billed by KPMG for the annual audit, including the audit of our financial statements and review of our quarterly financial statements.

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

All Other Fees

“All Other Fees” consist of fees and expenses for products and services that are not “Audit Fees,” Audit Related Fees” nor “Tax Fees.”

BDO USA, LLP

The following table lists the fees for services rendered by BDO USA, LLP (‘BDO’) for the years ended January 2, 2023 and December 31, 2021:

	2022	2021
Audit Fees	$591,000	$1,294,900
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$591,000	$1,294,900

Audit Fees

“Audit Fees” relate to fees and expenses billed by BDO for the annual audit, including the audit of our financial statements, review of our quarterly financial statements and for Form S-1, Form S-3 and Form S-8 filings. Fees for the year ended December 31, 2021 include $700,000 for incremental out-of-scope services agreed upon after issuance of Form 10-K.

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

All services provided by KPMG and BDO during the fiscal years ended January 2, 2023 and December 31, 2021 were approved by the Audit Committee. The Audit Committee has delegated to its Chair the authority to pre-approve services, up to a specified fee limit, to be rendered by the independent registered public accounting firm and requires that the Chair report to the Audit Committee pre-approved decisions made by the Chair at the next scheduled meeting of the Audit Committee.

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

2.4*	Amendment to the Amended and Restated Stock Purchase Agreement, dated February 24, 2023, by and among Hot Air, Inc., Cardboard Box LLC and the Company

3.1
Amended and Restated Certificate of Incorporation of the Company, effective on December 16, 2020 (Incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed by the registrant on April 14, 2022)

3.2
Amended and Restated Certificate of Designation of Series A Preferred Stock of the Company, dated February 27, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2023)

3.3	Second Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed by the Company on March 24, 2022)

4.1*	Description of Capital Stock

4.2	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed by the Company on April 14, 2022)

4.3	Specimen Warrant Certificate (Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed by the Company on April 14, 2022)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2018)

10.1	Registration Rights Agreement dated December 16, 2020 (Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.2	Amendment to IPO Escrow Agreement dated December 16, 2020 (Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.3	Indemnification Escrow Agreement dated December 16, 2020 (Incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.4	Director Voting Agreement dated December 16, 2020 (Incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.5+
Voting Agreement among BurgerFi International Inc., the John Rosatti Revocable Trust U/A/D 08/27/2001 and John Rosatti, dated March 15, 2023 (Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed by the registrant on March 16, 2023)

10.6 +	2020 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.7	Standstill Letter (Incorporated by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.8
Loan Agreement dated July 13, 2018 between BurgerFi International, LLC and Bank of America, N.A., as amended by the Amendment No. 1 to Loan Agreement dated October 31, 2019 (Incorporated by reference to Exhibit 10.9 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.9	Form of Franchise Agreement (Incorporated by reference to Exhibit 10.10 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.10+	Employment Agreement with Mr. Sternberg (Incorporated by reference to Exhibit 10.11 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.11+
Independent Contractor Agreement between BurgerFi International, Inc. and The Ivy Companies, Inc., dated April 23, 2021 (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed by the Company on April 14, 2022).

10.12+
Amended Independent Contractor Agreement between BurgerFi International, Inc. and The Ivy Companies, Inc., dated September 1, 2022 (Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant on November 16, 2022)

10.13+	Employment Agreement between the Company and Michael Rabinovitch (Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed by the registrant on March 3, 2021)

10.14+
Amended Employment Agreement between Michael Rabinovitch and BurgerFi International, Inc., dated March 4, 2022 (Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed by the registrant on March 10, 2022)

10.15+
Second Amended Employment Agreement between Michael Rabinovitch and the Company, dated January 3, 2023 (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on January 6, 2023)

10.16
Escrow Agreement between the Company, Continental Stock Transfer & Trust Company, and the initial stockholders (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2018)

10.17+
Restricted Stock Unit Award Agreement between Ophir Sternberg and the Company, dated July 13, 2021 (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on July 16, 2021)

10.18+
Benchmark Restricted Stock Unit Award Agreement between Ophir Sternberg and the Company, dated July 13, 2021 (Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on July 16, 2021)

10.19+
Restricted Stock Unit Award Agreement between Michael Rabinovitch and the Company, dated July 13, 2021 (Incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed by the registrant on July 16, 2021)

10.20+
Amended Restricted Stock Unit Award Agreement between Michael Rabinovitch and BurgerFi International, Inc., dated March 4, 2022 (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on March 10, 2022)

10.21+
Amended and Restated Restricted Stock Unit Award Agreement between Michael Rabinovitch and BurgerFi International Inc., dated January 3, 2022 (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on January 6, 2022)

10.22+
Employment Agreement by and between the Company and Stefan K. Schnopp, dated January 3, 2022 (Incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q filled by the registrant on May 16, 2022)

10.23+
Benchmark Restricted Stock Unit Award Agreement by and between the Company and Stefan K. Schnopp, dated January 3, 2022 (Incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q filled by the registrant on May 16, 2022)

10.24+
Restricted Stock Unit Award Agreement by and between the Company and Stefan K. Schnopp, dated January 3, 2022 (Incorporated by reference to Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q filled by the registrant on May 16, 2022)

10.25+
Restricted Stock Unit Award Agreement by and between the Company and Stefan K. Schnopp, dated January 3, 2022 (Incorporated by reference to Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q filled by the registrant on May 16, 2022)

10.26+
Amended and Restated Restricted Stock Unit Award Agreement by and between the Company and Karl Goodhew, dated January 3, 2022 (Incorporated by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q filled by the registrant on May 16, 2022)

10.27+
Unrestricted Stock Award Agreement between the Company and Karl Goodhew, dated January 3, 2022 (Incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant on May 16, 2022)

10.28+
Unrestricted Stock Award Agreement between Ophir Sternberg and the Company, dated January 3, 2022 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 6, 2022)

10.29+
Unrestricted Stock Award Agreement between Michael Rabinovitch and the Company, dated January 3, 2022 (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on January 6, 2022)

10.30+
Unrestricted Stock Award Agreement between Ophir Sternberg and BurgerFi International Inc., dated January 3, 2023 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 6, 2023)

10.31+
Unrestricted Stock Award Agreement between Michael Rabinovitch and BurgerFi International Inc., dated January 3, 2023 (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on January 6, 2023)

10.32+
Form of Independent Director Restricted Stock Unit Award Agreement with the Company (Incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed by the registrant on July 16, 2021)

10.33+
Form of Independent Director Unrestricted Stock Award Agreement, dated December 21, 2021 (Incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant on May 16, 2022)

10.34+
Form of Amendment to the Non-Qualified Stock Option Agreement pursuant to the Hot Air, Inc. Amended and Restated 2016 Stock Option Plan (Incorporated by reference to Exhibit 4.6 to the Company’s registration statement on Form S-8 filed by the Company on November 3, 2021)

10.35+
Form of Amendment to the Non-Qualified Stock Option Agreement pursuant to the Hot Air, Inc. Amended and Restated 2016 Stock Option Plan (Incorporated by reference to Exhibit 4.6 to the Company’s registration statement on Form S-8 filed by the Company on November 3, 2021)

10.36
Share Escrow Agreement, dated November 3, 2021, by and among the Company, Cardboard Box LLC and the Escrow Agent (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on November 5, 2021)

10.37
Registration Rights and Lock-Up Agreement, dated November 3, 2021, by and between Cardboard Box LLC and the Company (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on November 5, 2021)

10.38
Restrictive Covenants Agreement, dated November 3, 2021, by and among Catterton Partners VII, L.P., Catterton Partners VII Offshore, L.P. and Catterton Partners VII Special Purposes, L.P., on the one hand, and the Company, on the other hand (Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on November 5, 2021)

10.39
Tenth Amendment to Credit Agreement and Joinder, dated November 3, 2021, by and among the Company, the Company’s subsidiaries, Plastic Tripod, Inc., the subsidiary guarantors party thereto, Regions Bank, as administrative agent for the lenders, collateral agent for the lenders, a lender, swingline lender and issuance bank, Cadence Bank, as a lender, Webster Bank, National Association, as a lender, Synovus Bank, as a lender, CP7 Warming Back, LP as a lender and the other lenders party from time to time thereto (Incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on November 5, 2021)

10.40
Eleventh Amendment to Credit Agreement, dated November 23, 2021, by and among the Company, the Company’s subsidiaries, Plastic Tripod, Inc., the subsidiary guarantors party thereto, Regions Bank, as administrative agent for the lenders, collateral agent for the lenders, a lender, swingline lender and issuance bank, Cadence Bank, as a lender, Webster Bank, National Association, as a lender, Synovus Bank, as a lender, CP7 Warming Back, LP as a lender and the other lenders party from time to time thereto (Incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K filed by the registrant on April 14, 2022)

10.41
Twelfth Amendment to Credit Agreement, dated March 9, 2022, by and among the Company, the Company’s subsidiaries, Plastic Tripod, Inc., the subsidiary guarantors party thereto, Regions Bank, as administrative agent for the lenders, collateral agent for the lenders, a lender, swingline lender and issuance bank, Cadence Bank, as a lender, Webster Bank, National Association, as a lender, Synovus Bank, as a lender, and the other lenders party from time to time thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on March 10, 2022)

10.42
Thirteenth Amendment to Credit Agreement, dated December 7, 2022, by and among the Company, the Company’s subsidiaries, Plastic Tripod, Inc., the subsidiary guarantors party thereto, Regions Bank, as administrative agent for the lenders, collateral agent for the lenders, a lender, swingline lender and issuance bank, Cadence Bank, as a lender, Webster Bank, National Association, as a lender, Synovus Bank, as a lender, and the other lenders party from time to time thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on December 9, 2022)

10.43
Fourteenth Amendment to Credit Agreement, dated February 1, 2023, by and among the Company, the Company’s subsidiaries, Plastic Tripod, Inc., the subsidiary guarantors party thereto, Regions Bank, as administrative agent for the lenders, collateral agent for the lenders, a lender, swingline lender and issuance bank, Cadence Bank, as a lender, Webster Bank, National Association, as a lender, Synovus Bank, as a lender, and the other lenders party from time to time thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on February 2, 2023)

10.44*
Fifteenth Amendment to Credit Agreement, dated February 24, 2023, by and among the Company, the Company’s subsidiaries, Plastic Tripod, Inc., the subsidiary guarantors party thereto, Regions Bank, as administrative agent for the lenders, collateral agent for the lenders, a lender, swingline lender and issuance bank, Cadence Bank, as a lender, Webster Bank, National Association, as a lender, Synovus Bank, as a lender, and the other lenders party from time to time thereto

10.45*	Secured Promissory Note, dated February 24, 2023, by Company and Plastic Tripod, Inc.in favor of CP7 Warming Bag, L.P.

10.46*
Guaranty and Security Agreement, dated February 24, 2023, by and among the Company, Hot Air, Inc., ACFP Management, Inc., Anthony’s Pizza Holding Company, LLC, the subsidiary guarantors party thereto, and CP7 Warming Bag, L.P., as lender.

10.47*	Intercreditor and Subordination Agreement, dated February 24, 2023, by and between Regions Bank, as administrative agent and collateral agent for the senior creditors,,and CP7 Warming Back, LP.

10.48+
Amended and Restated Employment Agreement, dated November 4, 2021, by and between ACFP Management, Inc., the Company and Ian Baines (Incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed by the registrant on November 5, 2021)

10.49+
Amendment to the Non-Qualified Stock Option Agreement pursuant to the Hot Air, Inc. Amended and Restated 2016 Stock Option Plan, dated November 3, 2021, by and between the Company and Ian Baines (Incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed by the registrant on November 5, 2021)

10.50+	Hot Air, Inc. 2016 Amended and Restated 2016 Option Plan (Incorporated by reference to Exhibit 4.4 to the Company’s registration statement on Form S-8 filed by the Company on November 3, 2021)

21.1*	Subsidiaries of Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on form 10-K for the year ended January 2, 2023 has been formatted in Inline XBRL.
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

Dated: April 3, 2023

BurgerFi International, Inc.

By:	/s/ Ian Baines
Ian Baines
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Ian Baines Ian Baines	Chief Executive Officer (Principal Executive Officer)	April 3, 2023
/s/ Michael Rabinovitch Michael Rabinovitch	Chief Financial Officer (Principal Accounting and Financial Officer)	April 3, 2023

/s/ Ophir Sternberg Ophir Sternberg	Executive Chairman of the Board of Directors	April 3, 2023

/s/ Martha Stewart Martha Stewart	Director	April 3, 2023

/s/ Vivian Lopez-Blanco Vivian Lopez-Blanco	Director	April 3, 2023

/s/ Gregory Mann Gregory Mann	Director	April 3, 2023

/s/ Allison Greenfield Allison Greenfield	Director	April 3, 2023

/s/ Andrew Taub Andrew Taub	Director	April 3, 2023

/s/ David Heidecorn David Heidecorn	Director	April 3, 2023