Form 10-Q
period 2023-04-03
BurgerFi International, Inc.
filed 2023-05-17
CIK 1723580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of May 12, 2023 was 23,853,927

i

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this Quarterly Report on Form 10-Q, including without limitation, the following sections: Part 1, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended January 2, 2023 and this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A of such reports and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
ii

Part I. Financial Information.

Item 1. Financial Statements.
BurgerFi International Inc., and Subsidiaries
Consolidated Balance Sheets

	Unaudited
(in thousands, except for per share data)	April 3, 2023	January 2, 2023
Assets
Current Assets
Cash	$9,026	$11,917
Accounts receivable, net	1,971	1,926
Inventory	1,450	1,320
Assets held for sale	1,482	732
Prepaid expenses and other current assets	3,095	2,564
Total Current Assets	17,024	18,459
Property & equipment, net	19,120	19,371
Operating right-of-use assets, net	45,131	45,741
Goodwill	31,621	31,621
Intangible assets, net	157,335	160,208
Other assets	990	1,380
Total Assets	$271,221	$276,780
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable - trade and other	$8,797	$8,464
Accrued expenses	8,698	10,589
Short-term operating lease liability	12,735	9,924
Short-term borrowings, including finance leases	3,490	4,985
Other current liabilities	2,983	6,241
Total Current Liabilities	36,703	40,203
Non-Current Liabilities
Long-term borrowings, including finance leases	50,523	53,794
Redeemable preferred stock, $0.0001 par value, 10,000,000 shares authorized, 2,120,000 shares issued and outstanding as of April 3, 2023 and January 2, 2023, $53 million principal redemption value	52,439	51,418
Long-term operating lease liability	40,166	40,748
Related party note payable	14,374	9,235
Deferred income taxes	1,223	1,223
Other non-current liabilities	1,325	1,212
Total Liabilities	196,753	197,833
Commitments and Contingencies - Note 8
Stockholders' Equity
Common stock, $0.0001 par value, 100,000,000 shares authorized, 23,823,105 and 22,257,772 shares issued and outstanding as of April 3, 2023 and January 2, 2023, respectively	2	2
Additional paid-in capital	310,768	306,096
Accumulated deficit	(236,302)	(227,151)
Total Stockholders' Equity	74,468	78,947
Total Liabilities and Stockholders' Equity	$271,221	$276,780

See accompanying notes to consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended
(in thousands, except for per share data)	April 3, 2023	March 31, 2022
Revenue
Restaurant sales	$43,316	$42,359
Royalty and other fees	1,969	2,103
Royalty - brand development and co-op	441	471
Total Revenue	45,726	44,933
Restaurant level operating expenses:
Food, beverage and paper costs	11,611	12,807
Labor and related expenses	13,216	12,583
Other operating expenses	7,456	7,192
Occupancy and related expenses	3,834	3,833
General and administrative expenses	6,573	6,030
Depreciation and amortization expense	3,227	4,444
Share-based compensation expense	4,674	7,376
Brand development, co-op and advertising expenses	1,096	714
Store closure costs	121	514
Restructuring costs	918	—
Pre-opening costs	—	474
Total Operating Expenses	52,726	55,967
Operating Loss	(7,000)	(11,034)
Interest expense, net	(2,078)	(2,071)
Loss on change in value of warrant liability	(73)	(534)
Other loss	—	(33)
Loss before income taxes	(9,151)	(13,672)
Income tax benefit	—	112
Net loss	(9,151)	(13,560)
Weighted average common shares outstanding:
Basic	23,568,032	21,962,165
Diluted	23,568,032	21,962,165

Net loss per common share:
Basic	$(0.39)	$(0.62)
Diluted	$(0.39)	$(0.62)

See accompanying notes to consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
(in thousands, except for share data)	Shares	Amount
Balance as of December 31, 2021	21,303,500	$2	$296,992	$(123,719)	$173,275
Share-based compensation	—	—	7,376	—	7,376
Vested shares issued	727,162	—	—	—	—
Shares issued in acquisition of Anthony's*	123,131	—	—	—	—
Shares withheld for taxes	(111,210)	—	(985)	—	(985)
Net income	—	—	—	(13,560)	(13,560)
Balance as of March 31, 2022	22,042,583	$2	$303,383	$(137,279)	$166,106

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
(in thousands, except for share data)	Shares	Amount
Balance as of January 2, 2023	22,257,772	$2	$306,096	$(227,151)	$78,947
Share-based compensation	—	—	4,674	—	4,674
Vested shares issued	1,639,174	—	—	—	—
Shares issued in legal settlement	200,000	—	351	—	351
Shares withheld for taxes	(273,841)	—	(353)	—	(353)
Net loss	—	—	—	(9,151)	(9,151)
Balance as of April 3, 2023	23,823,105	$2	$310,768	$(236,302)	$74,468

*Timing of share issuance differs from recognition of related financial statement dollar amounts.

See accompanying notes to consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended
(in thousands)	April 3, 2023	March 31, 2022
Cash Flows (Used In) Provided By Operating Activities
Net loss	$(9,151)	$(13,560)
Adjustments to reconcile net loss income to net cash (used in) provided by operating activities
Depreciation and amortization	3,227	4,444
Share-based compensation	4,674	7,376
Loss on legal settlement	131	—
Non-cash lease cost	123	478
Loss on change in value of warrant liability	73	534
Loss on disposal of property and equipment	20	312
Deferred income taxes	—	(112)
Other non-cash interest	1,167	1,090
Other, net	(242)	(45)
Changes in operating assets and liabilities
Accounts receivable	(194)	209
Inventory	(108)	(48)
Prepaid expenses and other assets	(20)	580
Accounts payable - trade	426	(63)
Accrued expenses and other current liabilities	(2,176)	1,566
Other long-term liabilities	89	(900)
Cash Flows (Used In) Provided By Operating Activities	(1,961)	1,861
Net Cash Flows Used In Investing Activities
Purchases of property and equipment	(802)	(693)
Net Cash Flows Used In Investing Activities	(802)	(693)
Net Cash Flows Used In Financing Activities
Payments on borrowings	(4,836)	(1,713)
Proceeds from related party note payable	5,100	—
Tax payments for restricted stock upon vesting	(353)	(985)
Repayments of finance leases	(39)	(36)
Net Cash Flows Used in Financing Activities	(128)	(2,734)
Net Decrease in Cash and Cash Equivalents	(2,891)	(1,566)
Cash and Cash Equivalents, beginning of quarter	11,917	14,889
Cash and Cash Equivalents, end of quarter	$9,026	13,323

Supplemental cash flow disclosures:
Cash paid for interest	$1,562	$728
Fair value of net liabilities assumed in legal settlement	$(79)	$—
Fair value of common stock issued in legal settlement	$(351)	$—
ROU assets obtained in the exchange for lease liabilities:
Finance leases	$—	$855
Operating leases	$1,433	$421

See accompanying notes to consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.    Organization

BurgerFi International, Inc. and its wholly owned subsidiaries (“BurgerFi,” or the “Company,” also “we,” “us,” and “our”), is a multi-brand restaurant company that develops, markets and acquires fast-casual and premium-casual dining restaurant concepts around the world, including corporate-owned stores and franchises located in the United States, Puerto Rico and Saudi Arabia.

As of April 3, 2023, the Company had 172 franchised and corporate-owned restaurants of the two following brands:

BurgerFi. BurgerFi is a fast-casual “better burger” concept with 112 franchised and corporate-owned restaurants as of April 3, 2023, offering burgers, hot dogs, crispy chicken, frozen custard, hand-cut fries, shakes, beer, wine and more.

Anthony’s. Anthony’s is a pizza and wing brand that operated 60 corporate-owned casual restaurant locations, as of April 3, 2023. The concept is centered around a coal fired oven, and its menu offers “well-done” pizza, coal fired chicken wings, homemade meatballs, and a variety of handcrafted sandwiches and salads.

Corporate-owned stores and Franchised stores

Store activity for the quarter ended April 3, 2023 and the year ended January 2, 2023 is as follows:

	April 3, 2023			January 2, 2023
	Corporate-owned	Franchised	Total	Corporate-owned	Franchised	Total
Total BurgerFi and Anthony's	87	85	172	85	89	174

BurgerFi stores, beginning of the period	25	89	114	25	93	118
BurgerFi stores opened	—	2	2	3	8	11
BurgerFi stores acquired / (transferred)	2	(2)	—	(3)	3	—
BurgerFi stores closed	—	(4)	(4)	—	(15)	(15)
BurgerFi total stores, end of the period	27	85	112	25	89	114

Anthony's stores, beginning of period	60	—	60	61	—	61
Anthony's stores closed	—	—	—	(1)	—	(1)
Anthony's total stores, end of the period	60	—	60	60	—	60

End of quarter and end of year store totals included one international store at April 3, 2023 and January 2, 2023.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying consolidated balance sheet as of January 2, 2023 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended January 2, 2023 contained in the Company’s Annual Report on Form 10-K for the year ended January 2, 2023 (the “2022 Form 10-K”).

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

On July 28, 2022, our Board of Directors approved the change to a 52-53-week fiscal year ending on the Monday nearest to December 31 of each year in order to improve the alignment of financial and business processes following the acquisition of Anthony’s. Our first fiscal quarter of 2023 ended on April 3, 2023. Our current fiscal year will end on January 1, 2024. As of March 31, 2022, the BurgerFi brand operated on a calendar year-end and the Anthony’s brand operated on a 52-53-week fiscal year. Differences arising from the different fiscal period-ends were not deemed material for the quarter ended March 31, 2022.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

The Company reviewed all recently issued accounting pronouncements and concluded that they were not applicable or not expected to have a significant impact on the accompanying Consolidated Financial Statements.

Employer Retention Tax Credits

As of April 3, 2023 and January 2, 2023, the Company had $1.5 million of receivables related to the Taxpayer Certainty and Disaster Relief Act of 2020 included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Prepaid expenses

The Company routinely issues prepayments to landlords, insurers and vendors in the ordinary course of business. As of April 3, 2023 and January 2, 2023, the Company had $1.5 million and $0.9 million, respectively of prepayments included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Assets Held for Sale

The Company has classified assets held for sale in the accompanying consolidated balance sheets $1.5 million as of April 3, 2023 and $0.7 million as of January 2, 2023 of certain store property and equipment, and intangible assets that the Company expects to be sold within one year. Assets held for sale are reviewed each reporting period to ensure that the fair value less cost to sell exceeds the carrying value.

In February 2020, the Company entered into an asset purchase agreement with an unrelated third party for the sale of substantially all of the assets used in connection with the operation of BF Dania Beach, LLC. The closing of this transaction has been delayed due to additional negotiation that has been on-going. In the event the transaction is terminated, the Company will begin operating this BurgerFi restaurant, and return the deposit of $0.9 million included in other current assets to the unrelated third-party purchaser. Assets used in the operations of BF Dania Beach, LLC totaling $0.7 million have been classified as held for sale in the accompanying consolidated balance sheets as of April 3, 2023 and January 2,

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

2023. In March 2023, the Company approved a plan for sale of an intangible asset of an Anthony’s location with a carrying value of $0.8 million, which is classified as held for sale in the accompanying consolidated balance sheets as of April 3, 2023.

Other Current Liabilities

The Company incurs liabilities associated with the sale of gift cards and gift certificates. As of April 3, 2023 and January 2, 2023, the Company had $1.1 million and $1.8 million, respectively of gift card and gift certificate liabilities included in other current liabilities on the accompanying consolidated balance sheets.

The Company incurs liabilities resulting from its customer loyalty program. As of April 3, 2023 and January 2, 2023, the Company had $0.9 million and $0.8 million, respectively of liabilities for loyalty program in the accompanying consolidated balance sheets.

3    Property & Equipment

Property and equipment consisted of the following:

(in thousands)	April 3, 2023	January 2, 2023
Leasehold improvements	$17,443	$17,029
Kitchen equipment and other equipment	8,381	8,196
Computers and office equipment	1,507	1,468
Furniture and fixtures	2,865	2,677
Vehicles	42	37
	30,238	29,407
Less: Accumulated depreciation and amortization	(11,118)	(10,036)
Property and equipment – net	$19,120	$19,371

Depreciation and amortization expense on property and equipment totaled $1.1 million and $2.3 million for the quarters ended April 3, 2023 and March 31, 2022, respectively.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

4.    Goodwill and Intangible Assets, Net

The following is a summary of the components of goodwill and intangible assets, net:

	April 3, 2023			January 2, 2023
(in thousands)	Amount	Accumulated Amortization	Net Carrying Value	Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Franchise agreements	$24,839	$(8,132)	$16,707	$24,839	$(7,245)	$17,594
BurgerFi trade names / trademarks	83,035	(6,343)	76,692	83,035	(5,650)	77,385
Anthony's trade names / trademarks	60,691	(2,866)	57,825	60,691	(2,360)	58,331
License agreement	1,176	(1,097)	79	1,176	(1,063)	113
VegeFi product	135	(31)	104	135	(28)	107
Subtotal	169,876	(18,469)	151,407	169,876	(16,346)	153,530
Liquor licenses	$5,928	$—	$5,928	$6,678	$—	$6,678

Total intangible assets, net			$157,335			$160,208

Goodwill:
BurgerFi	$—			$—
Anthony's	31,621			31,621
Total	$31,621			$31,621

Intangible asset amortization expense for the quarters ended April 3, 2023 and March 31, 2022 was $2.1 million and $2.1 million, respectively.

5.    Contract Liabilities

A roll forward of unearned revenue is as follows:

(in thousands)	Quarter Ended April 3, 2023	Quarter Ended March 31, 2022
Balance, beginning of period	$1,092	$2,577
Initial/Transfer franchise fees received	156	143
Revenue recognized for stores open and transfers during period	(68)	(49)
Revenue recognized related to franchise agreement terminations	(41)	(75)
Other unearned revenue (recognized) received	(24)	(28)
Balance, end of period	$1,115	$2,568

Franchise Revenue

Revenue recognized during the quarters ended was as follows:

(in thousands)	Quarter Ended April 3, 2023	Quarter Ended March 31, 2022
Franchise Fees	$133	$152

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

6     Net Loss Per Share

Net Loss per common share is computed by dividing Net Loss by the weighted average number of common shares outstanding for the period. The Company has considered the effect of (1) warrants outstanding to purchase 15,063,800 shares of common stock and (2) 75,000 shares of common stock and warrants to purchase 75,000 shares of common stock in the unit purchase option, (3) 1,602,472 shares of restricted stock unit grants in the calculation of income per share, and (4) the impact of any dividends associated with our redeemable preferred stock. As the effect of these on the computation of net loss per common share would have been anti-dilutive, they were excluded from the weighted average number of common shares outstanding.

Basic and diluted net loss per common share is calculated as follows:

(in thousands, except for per share data)	Quarter Ended
Numerator:	April 3, 2023	March 31, 2022
Net loss attributable to common stockholders	$(9,151)	$(13,560)

Denominator:
Diluted weighted-average shares outstanding	23,568,032	21,962,165

Basic net loss per common share	$(0.39)	$(0.62)
Diluted net loss per common share	$(0.39)	$(0.62)

For the quarter ended April 3, 2023 and March 31, 2022, there were no dilutive warrants.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

7.    Related Party Transactions

The Company is affiliated with various entities through common control and ownership.

On January 23, 2023, the Company settled a claim filed by a significant stockholder. The settlement resulted in the transfer of five BurgerFi entities from the stockholder to the Company of which two were operating stores and three were entities that historically had operated stores but have since closed. The fair value of consideration paid in the settlement was $0.9 million and included $0.5 million in cash and the issuance of 200,000 shares in common stock valued at $0.4 million. The fair value of net liabilities assumed in the transaction was $0.1 million which included lease liabilities and operating assets and liabilities including property and equipment of two operating stores, net of pre-existing liabilities accrued.

The accompanying consolidated balance sheets as of January 2, 2023 reflect amounts related to periodic advances between the Company and these entities for working capital and other needs as due from related companies or due to related companies, as appropriate. There were no amounts due from related companies as of April 3, 2023 as a result of the settlement with the significant stockholder. There was approximately $0.3 million due from related parties included in other assets in the accompanying consolidated balance sheets as of January 2, 2023.

The Company received royalty revenue from the two operating stores that were transferred as a result of the settlement with the significant stockholder of $0.1 million for the quarter ended March 31, 2022.

The Company leased building space for its former corporate office from an entity under common ownership with a significant stockholder. This lease had a 36-month term, effective January 1, 2020. In January 2022, the Company exercised its right to terminate this lease effective as of July 2022. For the quarter ended March 31, 2022, rent expense related to this lease was approximately $0.1 million.

Pursuant to a lease amendment entered into in February 2022, the Company leases building space for its corporate office from an entity controlled by the Company's Executive Chairman of the Board. This lease has a 10-year term with an option to renew. For the quarters ended April 3, 2023 and March 31, 2022, rent expense was approximately $0.2 million and $0.1 million, respectively.

The Company has an independent contractor agreement with a corporation (the “Consultant”) for which the Chief Operating Officer (the “Consultant Principal”) of Lionheart Capital, LLC, an entity controlled by the Company’s Executive Chairman of the Board, serves as President. Pursuant to the terms of the agreements, the Consultant shall provide certain strategic advisory services to the Company in exchange for total annual cash compensation and expense reimbursements of $0.1 million, payable monthly.

On January 3, 2023, the Company awarded the Consultant Principal an $0.1 million bonus in connection with the Company’s amendment and extension of its credit facility and granted the Consultant Principal 38,000 unrestricted shares of common stock of the Company. The Company recorded share-based compensation associated with this grant of approximately $0.2 million during the quarter ended April 3, 2023.

On January 3, 2022, the Company granted the Consultant Principal 37,959, respectively, of unrestricted shares of common stock of the Company. The Company recorded share-based compensation associated with this grant of approximately $0.2 million during the quarter ended March 31, 2022.

8.    Commitments and Contingencies

Litigation

John Walker, Individually and On Behalf of all Other Similarly Situated v. BurgerFi International, Inc. et al (in the United States District Court, Southern District of Florida, Case No. 023-cv-60657). On April 6, 2023, John Walker, on behalf of himself and other similarly situated plaintiffs, filed a class action lawsuit against the Company and certain current and former executives alleging that the Company violated certain securities laws by making false and misleading statements or failed to disclose that (1) the Company had overstated the effectiveness of its acquisition and growth strategies, and (2) the

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Company had misrepresented the purported benefits of the Anthony’s acquisition and the post-acquisition business and financial prospects of the Company. We believe that all claims are meritless and plan to vigorously defend these allegations. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the case described above, and, therefore, no contingent liability has been recorded as of January 2, 2023 or April 3, 2023; any losses, however, may be material to the Company's financial position and results of operations.

John Rosatti, as Trustee of the John Rosatti Revocable Trust U/A/D 08/27/2001 (the "JR Trust") v. BurgerFi International, Inc. (In the Circuit Court for the Eleventh Judicial Circuit, Florida, File No. 146578749). On March 28, 2022, the JR Trust filed a suit against BurgerFi alleging that the JR Trust suffered losses in excess of $10 million relating to BurgerFi’s alleged failure to timely file a registration rights agreement. The parties entered into a settlement agreement on January 11, 2023, whereby (i) the Company agreed to pay Mr. Rosatti $0.5 million in cash and issue him 200,000 shares of BFI common stock and, (ii) Mr. Rosatti agreed to transfer the assets and liabilities of the five former JR Trust stores to the Company. This settlement agreement, which the Company values on a net basis to be approximately $0.9 million of value transferred to Mr. Rosatti, resolved all remaining disputes between the parties, and Mr. Rosatti withdrew the related lawsuits against the Company.

Second 82nd SM, LLC v. BF NY 82, LLC, BurgerFi International, LLC and BurgerFi International, Inc. (in the Supreme Court of the State of New York County of New York, having index No. 654907/2021 filed August 11, 2021). A lawsuit was filed by Second 82nd SM, LLC (“Landlord”) against BF NY 82, LLC (“Tenant”) whereby Landlord brought a seven-count lawsuit for, among other things, breach of the lease agreement and underlying guaranty of the lease. The amount of damages Landlord is seeking approximately $1.5 million, which constitutes back rent, late charges, real estate taxes, illuminated sign charges and water/sewer charges. On November 3, 2021, the Company filed a Motion to Dismiss the Complaint. On November 17, 2021, the Tenant filed an Answer to Landlord’s Complaint and a cross claim against the Company, which the Company answered on December 7, 2021. On December 22, 2021, the Company filed its Response in Opposition to Landlord’s Motion for Summary Judgment and Memo in further Support of its Motion to Dismiss. The Company turned over possession of the property to the landlord, and the parties continue to discuss possible settlement, including payment of certain rent amounts to the Landlord. As of April 3, 2023, the Company is unable to predict the ultimate outcome of this matter, however, losses may be material to the Company’s financial position and results of operations.

Lion Point Capital, L.P.(“Lion Point”) v. BurgerFi International, Inc. (Supreme Court of the State of New York County of New York, Index No. 653099/2022, filed August 26, 2022. A lawsuit filed by Lion Point against the Company, alleging that the Company failed to timely register Lion Point’s shares in violation of the registration rights agreement to which Lion Point is a party, which allegedly resulted in losses in excess of $26 million. In November 2022, as amended in February 2023, the Company filed its answer to the complaint and continues to believe that all claims are meritless and plans to vigorously defend these allegations. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the case described above, and, therefore, no contingent liability has been recorded as of January 2, 2023 or April 3, 2023; any losses, however, may be material to the Company's financial position and results of operations.

Burger Guys of Dania Pointe, et. al. v. BFI, LLC (Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, Case No. 50-2021-CA -006501-XXXX-MB filed May 21, 2021). In response to a demand letter issued by BurgerFi to Gino Gargiulo, a former franchisee, demanding that Mr. Gargiulo pay the balance owed under an asset purchase agreement wherein BurgerFi sold the Dania Beach, Florida BurgerFi location to Mr. Gargiulo, Mr. Gargiulo filed suit against BurgerFi claiming, in addition to other matters, that no further monies are owed under the asset purchase agreement and alleges that the Company is responsible for one of Mr. Gargiulo’s failed franchises in Sunny Isles, Florida, losses he has allegedly sustained at his Dania Beach location, and reimbursement of expenses in connection with his marketing company. Mr. Gargiulo seeks damages in excess of $2 million in the aggregate. The parties attended mediation on January 20, 2022, which ended in an impasse. Mr. Gargiulo amended his complaint in April 2022, which, among other matters, amended the defendant parties. In October 2022, the Company filed an additional motion to dismiss the amended complaint and a motion to stay discovery. In January 2023, Mr. Gargiulo filed a third amended complaint. In March 2023, the Company filed an answer to Mr. Gargiulo’s complaint and a counterclaim against Mr. Gargiulo relating to the breach of the asset purchase agreement discussed above. The matter is scheduled for trial in the second half of 2023. We believe that all Mr. Gargiulo claims are meritless, and the Company plans to vigorously defend these allegations. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the case described above, and,

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

therefore, no contingent liability has been recorded as of January 2, 2023 or April 3, 2023; any losses, however, may be material to the Company's financial position and results of operations.

All Round Food Bakery Products, Inc. v. BurgerFi International, LLC and Neri’s Bakery Products, Inc. et al (Supreme Court Westchester County, New York (Index Number 52170-2020)). In a suit filed in February 2020, the plaintiff, All Round Food Bakery Products, Inc. (“All Round Food”) alleges breach of contract and lost profits in excess of $1 million over the course of the supply agreement with the Company and Neri’s Bakery Products, Inc. (“Neri’s” and together with the Company, the “Defendants”). The Defendants assert, among other matters, that the supply agreement amongst the parties, whereby All Round Food was warehousing BurgerFi products produced by Neri’s, was terminated when All Round Food failed to cure its material breach of the supply agreement after due notice. The parties attended additional court ordered mediation in March 2023 to attempt to resolve the dispute, however, no resolution was reached. We believe that all claims are meritless, and the Company plans to vigorously defend these allegations. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the case described above, and, therefore, no contingent liability has been recorded as of January 2, 2023 or April 3, 2023; any losses, however, may be material to the Company's financial position and results of operations.

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

While the Company believes that all claims of the above mentioned Employment Related Claims, which are covered under the Company’s insurance policies, are meritless, and it plans to defend these allegations, it is reasonably possible that the Company may ultimately be required to pay substantial damages to the claimants, which could be up to $0.5 million or more in aggregate compensatory damages, attorneys’ fees and costs. Management believes that any liability, in excess of applicable insurance coverages or accruals, which may result from these claims, would not be significant to the Company’s financial position or results of operations.

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

Purchase Commitments

From time to time, we enter into purchase commitments for certain food commodities in the normal course of business. As of April 3, 2023, we entered into approximately $3.1 million in unconditional purchase obligations over the next twelve months.

9.    Leases

The Company has entered into various lease agreements. For the quarters ended April 3, 2023 and March 31, 2022 rent expense was approximately $3.1 million, and $3.3 million, respectively. These lease agreements expire on various dates through 2032 and have renewal options.

The components of lease expense for the quarters ended April 3, 2023 and March 31, 2022 is as follows:

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(in thousands)	Classification	Quarter Ended April 3, 2023	Quarter Ended March 31, 2022
Operating lease cost	Occupancy and related expenses Pre-opening costs Store closure costs	$3,107	$3,251
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	58	52
Interest on lease liabilities	Interest expense	14	12
Less: Sublease income	Occupancy and related expenses	(47)	(47)
Total lease cost		$3,132	$3,268

The maturity of the Company's operating and finance lease liabilities as of April 3, 2023 is as follows:

(in thousands)	Operating Leases	Finance Leases
2023	$12,733	$148
2024	11,431	184
2025	9,947	170
2026	8,131	159
2027	6,710	152
2028	5,384	134
Thereafter	8,427	118
Total undiscounted lease payments	62,763	1,065
Less: present value adjustment	9,862	171
Total net lease liabilities	$52,901	$894

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

A summary of lease terms and discount rates for finance and operating leases is as follows:

	Quarter Ended	Quarter Ended
	April 3, 2023	March 31, 2022
Weighted-average remaining lease term (in years)
Operating leases	5.9	6.6
Finance leases	6.1	6.6
Weighted-average discount rate
Operating leases	6.3%	6.0%
Finance leases	6.0%	6.0%

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

10.    Debt

(in thousands)	April 3, 2023	January 2, 2023
Term loan	$53,694	$54,507
Related party note payable	15,100	10,000
Revolving line of credit	—	4,000
Other notes payable	759	780
Finance lease liability	894	933
Total Debt	$70,447	$70,220
Less: Unamortized debt discount to related party note	(726)	(765)
Less: Unamortized debt issuance costs	(1,334)	(1,441)
Total Debt, net	68,387	68,014
Less: Short-term borrowings, including finance leases	(3,490)	(4,985)
Total Long-term borrowings, including finance leases and related party note payable	$64,897	$63,029

The Company is party to a credit agreement with a syndicate of commercial banks (as amended, the “Credit Agreement”). which, provides the Company with lender financing structured as a $53.7 million term loan and a $4.0 million available under the line of credit as of April 3, 2023, with a maturity date of September 30, 2025.

On February 1, 2023, the Credit Agreement was amended through the Fourteenth Amendment and subsequently on February 24, 2023 further amended through the Fifteenth Amendment resulting in the Company and its subsidiaries entering into a Secured Promissory Note (the “Note”) with CP7 Warming Bag L.P., an affiliate of L. Catterton Fund L.P., as lender (the “Junior Lender”), pursuant to which the Junior Lender continued, amended and restated that certain delayed draw term loan (the “Delayed Draw Term Loan”) of $10.0 million, under the Credit Agreement, which is junior subordinated secured indebtedness, and also provided $5.1 million of new junior subordinated secured indebtedness, to the Company (collectively (the “Junior Indebtedness”), for a total of $15.1 million in junior subordinated secured debt on terms reasonably acceptable to the Required Lenders (as defined in the Credit Agreement), including, without limitation, that (1) such indebtedness shall not mature until at least two (2) years after the maturity date of the credit facility of September 30, 2025; (2) no payments of cash interest shall be made on such indebtedness until after the repayment in full of the obligations under the Credit Agreement; and (3) no scheduled or voluntary payments of principal shall be made until after the repayment in full of the obligations under the Credit Agreement.

The terms of the amended Credit Agreement require the Company to repay the principal of the term loan in quarterly installments with the balance due at the maturity date, as follows:

in thousands
2023	$3,254
2024	$3,254
2025	$47,186
Total	$53,694

The term loan and revolving line of credit are secured by substantially all of the Company’s assets and incur interest on outstanding amounts at the following rates per annum through maturity:

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Time Period	Interest Rate
Through December 31, 2022	6.75%
From January 1, 2023 through June 15 2023	6.75%
From June 16, 2023 through December 31, 2023	6.75%
From January 1, 2024 through June 15, 2024	7.25%
From June 16, 2024 through maturity	7.75%

The Delayed Draw Term Loan is a non-interest bearing loan and accordingly was recorded at fair value as part of the Anthony’s acquisition which resulted in a debt discount of approximately $1.3 million and is being amortized over the period of the Delayed Draw Term Loan. For the quarters ended April 3, 2023 and March 31, 2022, the Company recorded $0.1 million for each period as amortization of the debt discount which is included within interest expense in the accompanying consolidated statements of operations.

The Junior Indebtedness, which accrues interest at 4% per annum (i) is secured by a second lien on substantially all of the assets of the the Company and the subsidiary guarantors (the “Guarantors”) pursuant to the terms and that certain Guaranty and Security Agreement, dated February 24, 2023, by and among the Guarantors and the junior lender, (ii) is subject to the terms of that certain Intercreditor and Subordination Agreement dated February 24, 2023, by and between the Administrative Agent and the junior lender and acknowledged by the borrowers and the guarantors, and (iii) matures on the date that is the second anniversary of the maturity date under the Credit Agreement (the “Junior Maturity Date”) (September 30, 2027, based on the maturity date under the Credit Agreement of September 30, 2025).

Under the terms of the Junior Indebtedness, no payments of cash interest or payments of principal shall be due until the Junior Maturity Date, and no voluntary prepayments may be made on the Junior Indebtedness prior to the Junior Maturity Date until after the repayment in full of the obligations under the Credit Agreement.

The Company had $14.4 million and $9.2 million recorded, net of unamortized discount of $0.7 million and $0.8 million under the Junior Indebtedness as of April 3, 2023 and January 2, 2023, respectively, included in related party note payable in the accompanying consolidated balance sheets.

The amendments to the Credit Agreement and the Delayed Draw Term Loan were accounted for as modifications of debt in the Company’s accompanying consolidated financial statements.

For the quarters ended April 3, 2023 and March 31, 2022, interest expense consisted of:

(in thousands)	Quarter Ended April 3, 2023	Quarter Ended March 31, 2022
Interest on credit agreement	$1,051	$806
Amortization of debt issuance costs	106	181
Amortization of related party note discount	39	128
Non-cash interest on redeemable preferred stock	1,022	945
Other interest expense (income)	(140)	11
	$2,078	$2,071

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

11.    Income Taxes

For the quarter ended April 3, 2023, the Company's effective income tax rate was 0.0%. The difference from the U.S. corporate statutory federal income tax rate of 21%, is primarily the result of the valuation allowance applied to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. For the quarter ended March 31, 2022, the Company's effective income tax rate was 0.8%, differing from the U.S. corporate statutory federal income tax rate of 21%, and the difference is primarily the result of the valuation allowance applied to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. As of April 3, 2023, the Company had unrecognized tax benefits of $0.2 million.

12.    Stockholders' Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At April 3, 2023 and January 2, 2023, there were 23,823,105 shares and 22,257,772 shares of common stock outstanding, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of April 3, 2023 and January 2, 2023, there were 2,120,000 shares of preferred stock outstanding.

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

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Warrants and Options

As of April 3, 2023, the Company had the following warrants and options outstanding: 15,063,800 warrants outstanding, each exercisable for one share of common stock at an exercise price of $11.50 including 11,468,800 in public warrants, 3,000,000 in private placement warrants (“private warrants”), 445,000 in Private Warrants and 150,000 in Working Capital Warrants, 75,000 Unit Purchase Option (“UPO”) units that are exercisable for one share of common stock at an exercise price of $10.00 and warrants exercisable for one share of common stock at an exercise price of $11.50. The public warrants expire in December 2025.

Warrant Liability

The Company has private warrants which include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging, with changes in fair value included in the accompanying consolidated statements of operations.

The warrant liability was $0.3 million and $0.2 million at April 3, 2023 and January 2, 2023, respectively and is included in other non-current liabilities on the accompanying consolidated balance sheets. The loss on change in value of warrant liability for the quarters ended April 3, 2023 and March 31, 2022 was $0.1 million and $0.5 million, respectively and is recognized in the accompanying consolidated statement of operations.

The following is an analysis of changes in the warrant liability:

April 3, 2023
(in thousands)	Quarter Ended
Warrant liability at January 2, 2023	$195
Loss during the period	73
Warrant liability at April 3, 2023	$268

The fair value of the warrants are determined using the publicly-traded price of our common stock on the valuation dates of $1.30 on April 3, 2023 and $1.26 on January 2, 2023. See Note 13, “Fair Value Measurements.”

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

As of April 3, 2023 and January 2, 2023, there were approximately 300,000 and 600,000 shares of common stock available for future grants under the Plan, respectively.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Restricted Stock Unit Awards

The following table summarizes activity of restricted stock units during the quarter ended April 3, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 2, 2023	1,445,600	$11.68
Granted	547,460	1.27
Vested	(297,436)	14.33
Forfeited	(93,152)	6.23
Non-vested at April 3, 2023	1,602,472	$7.87

Share-based compensation expense recognized during quarters ended April 3, 2023 and March 31, 2022 was approximately $4.7 million and $7.4 million, respectively. As of April 3, 2023, there was approximately $8.6 million of total unrecognized compensation cost related to unvested restricted stock units or performance-based restricted stock unit awards to be recognized over a weighted average period of 1.6 years.

13.    Fair Value Measurements

Fair values of financial instruments are estimated using public market prices, quotes from financial institutions, and other available information. The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.

The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of April 3, 2023 and January 2, 2023.

	Items Measured at Fair Value at April 3, 2023
(in thousands)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	—	268	—
Total	$—	$268	$—

	Items Measured at Fair Value at January 2, 2023
(in thousands)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	—	195	—
Total	$—	$195	$—

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

In estimating our fair value disclosures for financial instruments, we use the following methods and assumptions:
The fair value of the Company warrant liability is measured at fair value on a recurring basis, classified as Level 2 in the fair value hierarchy. The fair value of the private placement warrants, private warrants, and working capital warrants are determined using the publicly-traded price of its common stock on the valuation dates of $1.30 on April 3, 2023 and $1.26 on January 2, 2023. The fair value is calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including the expected term, expected volatility, risk-free interest rate, dividend rate and service period. The calculated warrant price for private warrants was $0.07 and $0.05 on April 3, 2023 and January 2, 2023.

The input variables for the Black-Scholes are noted in the table below:

	April 3, 2023	January 2, 2023
Risk-free interest rate	3.73%	4.14%
Expected life in years	2.7	3.0
Expected volatility	75.0%	68.0%
Expected dividend yield	—%	—%

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

14.    Segment Information

The Company has two operating and reportable segments: BurgerFi and Anthony's.

The Company’s measure of segment income is Adjusted EBITDA. We define Adjusted EBITDA as net loss before share-based compensation expense, depreciation and amortization expense, interest expense (which includes accretion on the value of preferred stock and interest accretion on related party note), restructuring costs, merger, acquisition and integration costs, legal settlements, store closure costs, pre-opening costs, loss on change in value of warrant liability and income tax benefit. Although the Company had historically considered net income to be an appropriate measure of segment profit and loss, management believes Adjusted EBITDA is a more meaningful measure of the Company’s performance.

Adjusted EBITDA is used by the Company to evaluate its performance, both internally and as compared with its peers, because this measure excludes certain items that may not be indicative of the Company’s operating performance, as well as items that can vary widely across different industries or among companies within the same industry. The Company believes that this adjusted measure provides a baseline for analyzing trends in its underlying business.

The following table presents segment revenue and a reconciliation of adjusted EBITDA to net loss by segment:

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Consolidated		BurgerFi		Anthony's
(in thousands)	Quarter Ended April 3, 2023	Quarter Ended March 31, 2022	Quarter Ended April 3, 2023	Quarter Ended March 31, 2022	Quarter Ended April 3, 2023	Quarter Ended March 31, 2022
Revenue by Segment	$45,726	$44,933	$12,581	$12,396	$33,145	$32,537

Adjusted EBITDA Reconciliation by Segment:
Net (loss) income	$(9,151)	$(13,560)	$(9,597)	$(12,960)	$446	$(600)
Share-based compensation expense	4,674	7,376	4,674	7,376	—	—
Depreciation and amortization expense	3,227	4,444	2,090	2,507	1,137	1,937
Interest expense	2,078	2,071	918	965	1,160	1,106
Restructuring costs	918	—	665	—	253	—
Merger, acquisition and integration costs	328	412	328	346	—	66
Legal settlements	282	125	282	125	—	—
Store closure costs	121	514	65	534	56	(20)
Loss on change in value of warrant liability	73	534	73	534	—	—
Pre-opening costs	—	474	—	474	—	—
Income tax benefit	—	(112)	—	(110)	—	(2)
Adjusted EBITDA	$2,550	$2,278	$(502)	$(209)	$3,052	$2,487

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 2, 2023 (the “2022 Form 10-K”). Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report on Form 10-Q titled “Forward-Looking and Cautionary Statements” and “Item 1A. Risk Factors,” and in Part I. “Item 1A. Risk Factors” in the 2022 Form 10-K.

Overview

The Company is a leading multi-brand restaurant company that develops, markets and acquires fast-casual and premium-casual dining restaurant concepts around the world, including corporate-owned stores and franchises. As of April 3, 2023, we were the owner and franchisor of the two following brands:

BurgerFi. BurgerFi is a fast-casual “better burger” concept, renowned for delivering an exceptional, all-natural premium “better burger” experience in a refined, contemporary environment. BurgerFi’s chef-driven menu offerings and eco-friendly restaurant design drive our brand communication. It offers a classic American menu of premium burgers, hot dogs, crispy chicken, frozen custard, hand-cut fries, shakes, beer, wine and more. Originally founded in 2011 in Lauderdale-by-the-Sea, Florida, the purpose was simple – “RedeFining” the way the world eats burgers by providing an upscale burger offering, at a fast-casual price point. BurgerFi is committed to an uncompromising and rewarding dining experience that promises fresh food of transparent quality. Since its inception, BurgerFi has grown to 112 BurgerFi locations, and as of April 3, 2023, was comprised of 27 corporate-owned restaurants and 85 franchised restaurants in two countries including 21 states within the United States, as well as Puerto Rico.

BurgerFi was named "The Very Best Burger" at the 2023 edition of the nationally acclaimed SOBE Wine and Food Festival, "Best Fast Casual Restaurant" in USA Today's 10Best 2022 Readers' Choice Awards for the second consecutive year, QSR Magazine's Breakout Brand of 2020 and Fast Casual's 2021 #1 Brand of the Year. In 2021, Consumer Reports’awarded BurgerFi an “A-Grade Angus Beef” rating for the third consecutive year.

Anthony’s. Anthony’s is a premium pizza and wing brand operating 60 corporate-owned casual restaurant locations, as of April 3, 2023. Anthony’s prides itself on serving fresh, never frozen, high-quality ingredients. The concept is centered around a 900-degree coal fired oven, and its menu offers “well-done” pizza, coal fired chicken wings, homemade meatballs, and a variety of handcrafted sandwiches and salads. The restaurants also feature a deep wine and craft beer selection to round out the menu. The pizzas are prepared using a unique coal fired oven to quickly seal in natural flavors while creating a lightly charred crust. Anthony’s provides a differentiated offering among its casual dining peers driven by its coal fired oven, which enables the use of fresh, high-quality ingredients with quicker ticket times.

Since its inception in 2002, the Anthony’s brand has grown to 60 corporate-owned locations, as of April 3, 2023, primarily along the East coast and has restaurants in eight states, including Florida (28), Pennsylvania (12), New Jersey (8), New York (5), Massachusetts (4), Delaware (2), Maryland (1), and Rhode Island (1).

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

Key Metrics

The following key metrics are important indicators of the overall direction of our business, including trends in sales and the effectiveness of our marketing, operating, and growth initiatives:

	Consolidated
(in thousands except for percentage data)	Quarter Ended April 3, 2023	Quarter Ended March 31, 2022
Systemwide Restaurant Sales	$73,445	$73,096
Systemwide Restaurant Sales Growth	—%	7%
Systemwide Restaurant Same Store Sales Growth	(1)%	3%
Corporate-Owned Restaurant Sales	$43,310	$41,978
Corporate-Owned Restaurant Sales Growth	3%	14%
Corporate-Owned Restaurant Same Store Sales Growth	1%	9%
Franchise Restaurant Sales	$30,135	$31,119
Franchise Restaurant Sales Growth	(3)%	(2)%
Franchise Restaurant Same Store Sales Growth	(3)%	(4)%
Digital Channel % of Systemwide Sales	32%	37%

	Quarter Ended April 3, 2023		Quarter Ended March 31, 2022
(in thousands, except for percentage data)	BurgerFi	Anthony's	BurgerFi	Anthony's2
Systemwide Restaurant Sales	$40,300	$33,145	$40,559	$32,537
Systemwide Restaurant Sales Growth	(1)%	2%	2%	13%
Systemwide Restaurant Same-Store Sales Growth	(4)%	3%	(5)%	13%
Corporate-Owned Restaurant Sales	$10,165	$33,145	$9,441	$32,537
Corporate-Owned Restaurant Sales Growth	8%	2%	16%	13%
Corporate-Owned Restaurant Same-Store Sales Growth	(6)%	3%	(8)%	13%
Franchise Restaurant Sales	$30,135	N/A	$31,119	N/A
Franchise Restaurant Sales Growth	(3)%	N/A	(2)%	N/A
Franchise Restaurant Same-Store Sales Growth	(3)%	N/A	(4)%	N/A
Digital Channel % of Systemwide Sales	30%	34%	36%	39%

Systemwide Restaurant Sales

“Systemwide Restaurant Sales” are not revenues to the Company, however the Company records royalty revenue based as a percentage of Systemwide Restaurant Sales. Systemwide Restaurant Sales is presented as informational data in order to understand the aggregation of franchised stores sales, ghost kitchen and corporate-owned store sales performance. Systemwide Restaurant Sales growth refers to the percentage change in sales at all franchised restaurants, ghost kitchens and corporate-owned restaurants in one period from the same period in the prior year. Systemwide Restaurant Same-Store Sales growth refers to the percentage change in sales at all franchised restaurants, ghost kitchens, and corporate-owned restaurants once the restaurant has been in operation after 14 months. See definition below under Digital Channel discussion for Same-Store Sales.

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

Digital Channel % of Systemwide Sales

We use the measure of “Digital Channel” % of systemwide sales to evaluate the performance of our investments made in our digital platform and partnerships with third party delivery partners. We believe our digital platform capabilities are a vital element to continuing to serve our customers and will continue to be a differentiator for the Company as compared to some of our competitors. Digital Channel as percentages of systemwide sales are indicative of the sales placed through our digital platforms and the percentage of those digital sales when compared to total sales at all our franchised and corporate-owned restaurants.

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

Results of Operations

The tables below present our results of operations as reported in our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

(in thousands, except for per share data)	Quarter Ended
Revenue	April 3, 2023	March 31, 2022
Restaurant sales	$43,316	$42,359
Royalty and other fees	1,969	2,103
Royalty - brand development and co-op	441	471
Total Revenue	45,726	44,933
Restaurant level operating expenses:
Food, beverage and paper costs	11,611	12,807
Labor and related expenses	13,216	12,583
Other operating expenses	7,456	7,192
Occupancy and related expenses	3,834	3,833
General and administrative expenses	6,573	6,030
Depreciation and amortization expense	3,227	4,444
Share-based compensation expense	4,674	7,376
Brand development, co-op and advertising expenses	1,096	714
Store closure costs	121	514
Restructuring costs	918	—
Pre-opening costs	—	474
Total Operating Expenses	52,726	55,967
Operating Loss	(7,000)	(11,034)
Interest expense, net	(2,078)	(2,071)
Loss on change in value of warrant liability	(73)	(534)
Other loss	—	(33)
Loss before income taxes	(9,151)	(13,672)
Income tax benefit	—	112
Net loss	$(9,151)	$(13,560)

Revenue
The following table presents our revenue by segment:

	Quarter Ended
(in thousands)	April 3, 2023	March 31, 2022
BurgerFi	$12,581	$12,396
Anthony's	33,145	32,537
Total Consolidated	$45,726	$44,933

Comparison of the quarter ended April 3, 2023 and March 31, 2022

Restaurant Sales

For the quarter ended April 3, 2023, the Company’s restaurant sales increased by approximately $1.0 million or 2% as compared to the quarter ended March 31, 2022. This increase was primarily driven by the additional revenue from new restaurants opened during the period and an increase in same-store sales at Anthony’s, partially offset by a decrease in same-store sales at BurgerFi.

Restaurant Level Operating Expenses

Restaurant level operating expenses are as follows:

	Quarter Ended April 3, 2023		Quarter Ended March 31, 2022
(in thousands, except for percentage data)	In dollars	As a % of restaurant sales	In dollars	As a % of restaurant sales
Consolidated:
Restaurant Sales	$43,316	100%	$42,359	100%
Restaurant level operating expenses:
Food, beverage and paper costs	11,611	26.8%	12,807	30.2%
Labor and related expenses	13,216	30.5%	12,583	29.7%
Other operating expenses	7,456	17.2%	7,192	17.0%
Occupancy and related expenses	3,834	8.9%	3,833	9.0%
Total	$36,117	83.4%	$36,415	86.0%

Anthony's:
Restaurant Sales	$33,145	100%	$32,537	100%
Restaurant level operating expenses:
Food, beverage and paper costs	8,663	26.1%	9,777	30.0%
Labor and related expenses	10,240	30.9%	9,833	30.2%
Other operating expenses	5,369	16.2%	5,249	16.1%
Occupancy and related expenses	2,953	8.9%	2,873	8.8%
Total	$27,225	82.1%	$27,732	85.2%

BurgerFi:
Restaurant Sales	$10,171	100%	$9,822	100%
Restaurant level operating expenses:
Food, beverage and paper costs	2,948	29.0%	3,030	30.8%
Labor and related expenses	2,976	29.3%	2,750	28.0%
Other operating expenses	2,087	20.5%	1,943	19.8%
Occupancy and related expenses	881	8.7%	960	9.8%
Total	$8,892	87.4%	$8,683	88.4%

Total consolidated restaurant level operating expenses as a percentage of restaurant sales was 83.4% for the quarter ended April 3, 2023 as compared to 86.0% for the quarter ended March 31, 2022, an improvement of 260 basis points. For the BurgerFi brand, restaurant-level operating expenses, as a percentage of sales, improved 100 basis points for the first quarter of 2023, compared to the first quarter of 2022, primarily due to lower food costs partially offset by lower leverage on sales. For the Anthony's brand, restaurant-level operating expenses, as a percentage of sales, improved 310 basis points for the first quarter of 2023, compared to the first quarter of 2022, driven primarily from lower food costs.

Food, Beverage and Paper Costs

Food, beverage, and paper costs for the quarter ended April 3, 2023 decreased approximately $1.2 million, or 9% as compared to the quarter ended March 31, 2022. As a percentage of corporate-owned restaurant sales, food, beverage and paper costs were 26.8% for the quarter ended April 3, 2023 as compared to 30.2% for the quarter ended March 31, 2022. This decrease was primarily attributable to lower food costs for the Anthony’s brand, which contributed approximately $1.1 million, or 92% of the decrease.

Labor and Related Expenses

Labor and related expenses for the quarter ended April 3, 2023 increased by approximately $0.6 million, or 5% as compared to the quarter ended March 31, 2022. As a percentage of corporate-owned restaurant sales, labor and related expenses were 30.5% for the quarter ended April 3, 2023 as compared to 29.7% for the quarter ended March 31, 2022. As a percentage of corporate-owned restaurant sales, labor and related expenses were 30.5% for the quarter ended April 3, 2023 as compared to 29.7% for the quarter ended March 31, 2022. This 80 basis points increase is primarily due to higher hourly wages at both brands and more BurgerFi corporate stores operating in the current quarter when compared to the same quarter of the prior year.

Other Operating Expenses

Other operating expenses for the quarter ended April 3, 2023 increased by approximately $0.3 million, or 4% as compared to the quarter ended March 31, 2022. As a percentage of corporate-owned restaurant sales, other operating expenses were 17.2% for the quarter ended April 3, 2023 as compared to 17.0% for the quarter ended March 31, 2022. This 20 basis points increase primarily relates to more BurgerFi corporate stores operating in the current quarter when compared to the same quarter of the prior year.

Occupancy and Related Expenses

Occupancy and related expenses for the quarter ended April 3, 2023 remained consistent quarter over quarter. As a percentage of corporate-owned restaurant sales, occupancy and related expenses were 8.9% for the quarter ended April 3, 2023 as compared to 9.0% for the quarter ended March 31, 2022. The slight improvement as a percentage of corporate-owned restaurant sales was due to improved sales leverage coming from the Anthony’s brand.

General and Administrative Expenses

General and administrative expenses for the quarter ended April 3, 2023 increased by approximately $0.5 million, or 9% as compared to the quarter ended March 31, 2022. The increase was due to higher wages and professional fees incurred during the quarter ended April 3, 2023 as compared to the quarter ended March 31, 2022.

Depreciation and Amortization Expense

Depreciation and amortization expense was $3.2 million for the quarter ended April 3, 2023 as compared to $4.4 million for the quarter ended March 31, 2022. This decrease was primarily related to lower asset values due to fully depreciated assets and as a result of impairments recorded during the prior year.

Share-Based Compensation Expense

Share-based compensation expense was $4.7 million for the quarter ended April 3, 2023 as compared to $7.4 million for the quarter ended March 31, 2022 primarily due to lower value of restricted stock unit grants during the quarter ended April 3, 2023 as compared to the prior period.

Brand Development, Co-op and Advertising Expense

Brand development, co-op and advertising expense was $1.1 million for the quarter ended April 3, 2023 as compared to $0.7 million for the quarter ended March 31, 2022. This increase primarily relates to the timing of advertising activities in the early part of 2023 when compared to the same quarter in the prior year.

Store Closure Costs

Store closure costs were $0.1 million for the quarter ended April 3, 2023 as compared to $0.5 million for the quarter ended March 31, 2022 primarily as a result of lower closure related activities during the first quarter of 2023 when compared to the corresponding period in 2022.

Restructuring Costs

Restructuring costs for the quarter ended April 3, 2023 of $0.9 million primarily related to professional fees and other costs incurred in connection with our Credit Facility requirements to raise additional capital or debt. See Note 10, “Debt,” for further discussion of our credit facilities and indebtedness.

Pre-opening Costs

We had no pre-opening costs for the quarter ended April 3, 2023 compared to $0.5 million for the quarter ended March 31, 2022 due to having no corporate-owned store pre-opening activities in the first quarter of 2023.

Interest Expense

Interest expense was approximately $2.1 million during both quarters ended April 3, 2023 and March 31, 2022. Interest expense primarily resulted from interest associated with our senior credit facility, interest accretion on the related party note and the accretion in value of our outstanding preferred stock.

Loss on Change in Value of Warrant Liability

The Company recorded a non-cash loss of approximately $0.1 million during the quarter ended April 3, 2023 compared to a non-cash loss of approximately $0.5 million during the quarter ended March 31, 2022 related to a change in the fair value of the warrant liability as a result of an increase in the market price of our outstanding warrants.

Income Tax Benefit (Expense)

For the quarter ended April 3, 2023, the Company recorded no income tax expense or benefit. This resulted in an effective tax rate of 0%. For the quarter ended March 31, 2022, the Company recorded de minimis income tax expense due to valuation allowance, which resulted in an effective tax rate of 0.8%. The difference from the U.S. corporate statutory federal income tax rate of 21%, is primarily the result of the valuation allowance applied to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized.

Net Loss

Net loss was $9.2 million compared with a net loss of $13.6 million, for the quarters ended April 3, 2023 and 2022, respectively. The change was primarily due to lower share-based compensation expense and lower depreciation and amortization expense than the prior period.

Adjusted EBITDA

Adjusted EBITDA was approximately $2.6 million and $2.3 million for the quarters ended April 3, 2023 and March 31, 2022, respectively. The increase in Adjusted EBITDA for the quarter ended April 3, 2023 is primarily the result of corporate-owned restaurant sales growth and, lower restaurant operating expenses as a percentage of sales, partially offset by higher general and administrative expenses and brand development, co-op and advertising expense. Please see below for reconciliation of non-U.S. GAAP financial measure Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net (loss) income on a consolidated basis and by segment.

Non-U.S. GAAP Financial Measures

As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”). We define Adjusted EBITDA as net loss before share-based compensation expense, depreciation and amortization expense, interest expense (which includes accretion on the value of preferred stock and interest accretion on related party note), restructuring costs, merger, acquisition and integration costs, legal settlements, store closure costs, pre-opening costs, loss on change in value of warrant liability and income tax benefit.

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

Below is a reconciliation of Non-U.S. GAAP Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss on a consolidated basis and by segment for the quarters ending April 3, 2023 and March 31, 2022:

	Consolidated		BurgerFi		Anthony's
Quarter Ended (in thousands)	April 3, 2023	March 31, 2022	April 3, 2023	March 31, 2022	April 3, 2023	March 31, 2022
Net (loss) income	$(9,151)	$(13,560)	$(9,597)	$(12,960)	$446	$(600)
Share-based compensation expense	4,674	7,376	4,674	7,376	—	—
Depreciation and amortization expense	3,227	4,444	2,090	2,507	1,137	1,937
Interest expense	2,078	2,071	918	965	1,160	1,106
Restructuring costs	918	—	665	—	253	—
Merger, acquisition and integration	328	412	328	346	—	66
Legal settlements	282	125	282	125	—	—
Store closure costs	121	514	65	534	56	(20)
Loss on change in value of warrant liability	73	534	73	534	—	—
Pre-opening costs	—	474	—	474	—	—
Income tax benefit	—	(112)	—	(110)	—	(2)
Adjusted EBITDA	$2,550	$2,278	$(502)	$(209)	$3,052	$2,487

.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand and availability on our line of credit. As of April 3, 2023, we had liquidity of $13.0 million, comprised of a cash balance of $9.0 million and $4.0 million of undrawn availability on our line of credit.

Our primary requirements for liquidity are to fund our working capital needs, operating and finance lease obligations, capital expenditures and general corporate needs. Our requirements for working capital are generally not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our ongoing capital expenditures are principally related to light remodels and equipment replacement, as well as investments in our digital and corporate infrastructure. We estimate our capital expenditures will be approximately $2.0 million for the year ending January 1, 2024.

We have implemented, and may continue to further implement price increases to mitigate the inflationary effects of food and labor costs, however we cannot predict the long-term impact of these negative economic conditions on our restaurant profitability.

We currently believe we are able to pay our obligations as they become due for at least the next 12 months and for the foreseeable future, with our cash flow generated from operations and our cash on hand balance and availability under our line of credit.

The following table presents the summary cash flow information for the periods indicated:

	Quarter Ended
(in thousands)	April 3, 2023	March 31, 2022
Net cash (used in) provided by:
Operating activities	$(1,961)	$1,861
Investing activities	(802)	(693)
Financing activities	(128)	(2,734)
Net decrease in cash	$(2,891)	$(1,566)

Cash Flows (Used in) Provided by Operating Activities

During the quarter ended April 3, 2023, cash flows used in operating activities were approximately $2.0 million. The cash flows used in operating activities resulted from a net loss of $9.2 million, which was primarily related to depreciation and amortization expense of $3.2 million, share-based compensation expense of $4.7 million and non-cash interest expense of $1.2 million. Additionally, changes in operating assets and liabilities resulted in a net liability decrease of approximately $2.0 million, which was mainly due to a net decrease in accrued expenses and other current liabilities primarily as a result of legal settlements and professional services related to obtaining financing under the amended credit agreement.

Cash Flows Used in Investing Activities

During the quarter ended April 3, 2023, cash flows used in investing activities were approximately $0.8 million, which were primarily related to purchases of property and equipment for minor remodels and equipment replacements.

Cash Flows Used in Financing Activities

During the quarter ended April 3, 2023, cash flows used in financing activities were approximately $0.1 million, which were primarily related to principal payments on borrowings of approximately $4.8 million, which included repayment of $4.0 million on our line of credit and $0.8 million repayment on our term loan, offset by proceeds from borrowings of $5.1 million primarily due to the related party note.

Credit Agreement

The Company is party to a credit agreement with a syndicate of commercial banks (as amended, the “Credit Agreement”). which, provides the Company with lender financing structured as a $53.7 million term loan and a $4.0 million line of credit as of April 3, 2023, with a maturity date of September 30, 2025.

On February 1, 2023, the Credit Agreement was amended through the Fourteenth Amendment and subsequently on February 24, 2023 further amended through the Fifteenth Amendment resulting in the Company and its subsidiaries entering into a Secured Promissory Note (the “Note”) with CP7 Warming Bag L.P., an affiliate of L. Catterton Fund L.P., as lender (the “Junior Lender”), pursuant to which the Junior Lender continued, amended and restated that certain delayed draw term loan (the “Delayed Draw Term Loan”) of $10.0 million, under the Credit Agreement, which is junior subordinated secured indebtedness, and also provided $5.1 million of new junior subordinated secured indebtedness, to the Company (collectively (the “Junior Indebtedness”), for a total of $15.1 million in junior subordinated secured debt on terms reasonably acceptable to the Required Lenders (as defined in the Credit Agreement), including, without limitation, that (1) such indebtedness shall not mature until at least two (2) years after the maturity date of the credit facility of September 30, 2025; (2) no payments of cash interest shall be made on such indebtedness until after the repayment in full of the obligations under the Credit Agreement; and (3) no scheduled or voluntary payments of principal shall be made until after the repayment in full of the obligations under the Credit Agreement.

We had recorded $14.4 million, net of unamortized discount of $0.7 million under the Junior Indebtedness as of April 3, 2023 included in related party note payable in the accompanying consolidated balance sheets.

Information regarding our Credit Agreement can be found under Note 10, “Debt,” to the Consolidated Financial Statements included within this report.

Critical Accounting Policies and Use of Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission. During the quarter ended April 3, 2023, there were no material changes in our critical accounting estimates or policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 3, 2023.

Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended April 3, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Information regarding our legal proceedings can be found under the Contingencies sections of Note 8, “Commitments and Contingencies,” to the Consolidated Financial Statements included within this report.

Item 1A. Risk Factors

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in the 2022 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

There here have been no material changes to the risk factors disclosed in the 2022 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2023, the Company issued 200,000 shares of common stock to the John Rosatti Revocable Trust U/A/D 08/272001, a significant stockholder of the Company and an accredited investor (the “JR Trust”), as part of a settlement agreement with Mr. John Rosatti, as described in this report. In exchange for such shares and other cash consideration, the Company received assets and liabilities of five former JR Trust stores. The shares, which were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, were valued at $0.4 million in the aggregate in the exchange for assets.

Item 5. Other Information

None.

Item 6.    Exhibits

The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit Index

Exhibit No.	Description
2.1
Amendment to the Amended and Restated Stock Purchase Agreement, dated February 24, 2023, by and among Hot Air, Inc., Cardboard Box LLC and the Company (Incorporated by reference to Exhibit 2.4 to the registrant’s Annual Report on Form 10-K filed by the registrant on April 3, 2023)

3.1
Amended and Restated Certificate of Designation of Series A Preferred Stock of BurgerFi International, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed by the registrant on February 27, 2023)

10.1
Second Amended Employment Agreement between Michael Rabinovitch and the Company, dated January 3, 2023 (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on January 6, 2023)

10.2
Voting Agreement among BurgerFi International Inc., the John Rosatti Revocable Trust U/A/D 08/27/2001 and John Rosatti, dated March 15, 2023 (Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed by the registrant on March 16, 2023)

10.3
Unrestricted Stock Award Agreement between Ophir Sternberg and BurgerFi International Inc., dated January 3, 2023 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 6, 2023)

10.4
Unrestricted Stock Award Agreement between Michael Rabinovitch and BurgerFi International Inc., dated January 3, 2023 (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on January 6, 2023)

10.5
Fourteenth Amendment to Credit Agreement, dated February 1, 2023, by and among the Company, the Company’s subsidiaries, Plastic Tripod, Inc., the subsidiary guarantors party thereto, Regions Bank, as administrative agent for the lenders, collateral agent for the lenders, a lender, swingline lender and issuance bank, Cadence Bank, as a lender, Webster Bank, National Association, as a lender, Synovus Bank, as a lender, and the other lenders party from time to time thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on February 2, 2023)

10.6
Fifteenth Amendment to Credit Agreement, dated February 24, 2023, by and among the Company, the Company’s subsidiaries, Plastic Tripod, Inc., the subsidiary guarantors party thereto, Regions Bank, as administrative agent for the lenders, collateral agent for the lenders, a lender, swingline lender and issuance bank, Cadence Bank, as a lender, Webster Bank, National Association, as a lender, Synovus Bank, as a lender, and the other lenders party from time to time thereto (Incorporated by reference to Exhibit 10.44 to the registrant’s Annual Report on Form 10-K filed by the registrant on April 3, 2023)

10.7
Secured Promissory Note, dated February 24, 2023, by Company and Plastic Tripod, Inc.in favor of CP7 Warming Bag, L.P (Incorporated by reference to Exhibit 10.45 to the registrant’s Annual Report on Form 10-K filed by the registrant on April 3, 2023)

10.8
Guaranty and Security Agreement, dated February 24, 2023, by and among the Company, Hot Air, Inc., ACFP Management, Inc., Anthony’s Pizza Holding Company, LLC, the subsidiary guarantors party thereto, and CP7 Warming Bag, L.P., as lender. (Incorporated by reference to Exhibit 10.46 to the registrant’s Annual Report on Form 10-K filed by the registrant on April 3, 2023)

10.9
Intercreditor and Subordination Agreement, dated February 24, 2023, by and between Regions Bank, as administrative agent and collateral agent for the senior creditors and CP7 Warming Bag, LP (Incorporated by reference to Exhibit 10.47 to the registrant’s Annual Report on Form 10-K filed by the registrant on April 3, 2023)

10.10*	Amended and Restated Employment Agreement, effective as of May 8, 2023, by and between BurgerFi International, Inc. and John Iannucci

31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended April 3, 2023 has been formatted in Inline XBRL.
___________________________
*    Filed herewith.
**    Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2023

BurgerFi International, Inc.

By:	/s/ Ian Baines
Ian Baines
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael Rabinovitch
Michael Rabinovitch
Chief Financial Officer (Principal Financial and Accounting Officer)