Form 10-Q
period 2023-07-03
BurgerFi International, Inc.
filed 2023-08-17
CIK 1723580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of August 11, 2023 was 26,800,100

i

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
ii

Part I. Financial Information.

Item 1. Financial Statements.
BurgerFi International Inc., and Subsidiaries
Consolidated Balance Sheets

	Unaudited
(in thousands, except for per share data)	July 3, 2023	January 2, 2023
Assets
Current Assets
Cash	$10,711	$11,917
Accounts receivable, net	1,457	1,926
Inventory	1,438	1,320
Assets held for sale	1,527	732
Prepaid expenses and other current assets	1,525	2,564
Total Current Assets	$16,658	$18,459
Property & equipment, net	18,247	19,371
Operating right-of-use assets, net	45,565	45,741
Goodwill	31,621	31,621
Intangible assets, net	155,213	160,208
Other assets	971	1,380
Total Assets	$268,275	$276,780
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable - trade and other	$7,723	$8,464
Accrued expenses	8,381	10,589
Short-term operating lease liability	12,274	9,924
Short-term borrowings, including finance leases	3,485	4,985
Other current liabilities	2,842	6,241
Total Current Liabilities	$34,705	$40,203
Non-Current Liabilities
Long-term borrowings, including finance leases	49,786	53,794
Redeemable preferred stock, $0.0001 par value, 10,000,000 shares authorized, 2,120,000 shares issued and outstanding as of July 3, 2023 and January 2, 2023, $53 million principal redemption value, respectively	53,482	51,418
Long-term operating lease liability	40,889	40,748
Related party note payable	14,412	9,235
Deferred income taxes	1,223	1,223
Other non-current liabilities	1,330	1,212
Total Liabilities	$195,827	$197,833
Commitments and Contingencies - Note 8
Stockholders' Equity
Common stock, $ 0.0001 par value, 100,000,000 shares authorized, 26,724,218, and 22,257,772 shares issued and outstanding as of July 3, 2023 and January 2, 2023, respectively	2	2
Additional paid-in capital	314,749	306,096
Accumulated deficit	(242,303)	(227,151)
Total Stockholders' Equity	$72,448	$78,947
Total Liabilities and Stockholders' Equity	$268,275	$276,780

See accompanying notes to consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended		Six Months Ended
(in thousands, except for per share data)	July 3, 2023	June 30, 2022	July 3, 2023	June 30, 2022
Revenue
Restaurant sales	$40,808	$42,236	$84,124	$84,592
Royalty and other fees	2,190	2,611	4,160	4,714
Royalty - brand development and co-op	429	451	870	922
Total Revenue	$43,427	$45,298	$89,154	$90,228
Restaurant level operating expenses:
Food, beverage and paper costs	10,772	12,545	22,382	25,352
Labor and related expenses	12,699	12,328	25,916	24,910
Other operating expenses	7,760	7,421	15,216	14,613
Occupancy and related expenses	3,930	3,890	7,763	7,725
General and administrative expenses	5,812	7,406	12,388	13,432
Depreciation and amortization expense	3,295	4,730	6,522	9,174
Share-based compensation expense	556	909	5,230	8,285
Brand development, co-op and advertising expenses	933	1,126	2,029	1,839
Goodwill and intangible asset impairment	—	55,168	—	55,168
Restructuring costs and other charges, net	1,135	52	2,174	1,040
Total Operating Expenses	$46,892	$105,575	$99,620	$161,538
Operating Loss	(3,465)	(60,277)	(10,466)	(71,310)
Interest expense, net	(2,211)	(2,246)	(4,289)	(4,318)
(Loss) gain on change in value of warrant liability	(318)	1,858	(391)	1,324
Other loss	(5)	(47)	(5)	(80)
Loss before income taxes	$(5,999)	$(60,712)	$(15,151)	$(74,384)
Income tax (expense) benefit	(2)	335	(2)	447
Net loss	$(6,001)	$(60,377)	$(15,153)	$(73,937)
Weighted average common shares outstanding:
Basic	24,891,449	22,214,628	24,216,199	22,089,799
Diluted	24,891,449	22,214,628	24,216,199	22,089,799

Net loss per common share:
Basic and Diluted	$(0.24)	$(2.72)	$(0.63)	$(3.35)

See accompanying notes to consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
(in thousands, except for share data)	Shares	Amount
Balance as of March 31, 2022	22,042,583	$2	$303,383	$(137,279)	$166,106
Share-based compensation	238,514	—	909	—	909
Vested shares issued	—	—	—	—	—
Shares issued in acquisition of Anthony's*	—	—	—	—	—
Shares withheld for taxes	(27,865)	—	(101)	—	(101)
Net income	—	—	—	(60,377)	(60,377)
Balance as of June 30, 2022	22,253,232	$2	$304,191	$(197,656)	$106,537

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
(in thousands, except for share data)	Shares	Amount
Balance as of April 3, 2023	23,823,105	$2	$310,768	(236,302)	$74,468
Shares issued in private placement	2,868,853	—	3,436		3,436
Share-based compensation	—	—	556	—	556
Vested shares issued	41,883	—	—	—	—
Shares issued in legal settlement	—	—	—	—	—
Shares withheld for taxes	(9,623)	—	(11)	—	(11)
Net loss	—	—	—	(6,001)	(6,001)
Balance as of July 3, 2023	26,724,218	$2	$314,749	$(242,303)	$72,448

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
(in thousands, except for share data)	Shares	Amount
Balance as of December 31, 2021	21,303,500	$2	$296,992	$(123,719)	$173,275
Share-based compensation	—	—	4,475	—	4,475
Shares issued for share-based compensation	965,676	—	3,810	—	3,810
Shares issued in acquisition of Anthony's*	123,131	—	—	—	—
Shares withheld for taxes	(139,075)	—	(1,086)	—	(1,086)
Net income	—	—	—	(73,937)	(73,937)
Balance as of June 30, 2022	22,253,232	$2	$304,191	$(197,656)	$106,537

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
(in thousands, except for share data)	Shares	Amount
Balance as of January 2, 2023	22,257,772	$2	$306,096	$(227,151)	$78,947
Shares issued in private placement	2,868,853	—	3,436		3,436
Share-based compensation	—	—	5,230	—	5,230
Vested share issued	1,681,057	—	—	—	—
Shares issued in legal settlement	200,000	—	352	—	352
Shares withheld for taxes	(283,464)	—	(365)	—	(365)
Net loss	—	—	—	(15,153)	(15,153)
Balance as of July 3, 2023	26,724,218	$2	$314,749	$(242,303)	$72,448
*Timing of share issuance differs from recognition of related financial statement dollar amounts.

See accompanying notes to consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(in thousands)	July 3, 2023	June 30, 2022
Cash Flows (Used in) Provided by Operating Activities
Net loss	$(15,153)	$(73,937)
Adjustments to reconcile net loss income to net cash (used in) provided by operating activities
Goodwill impairment	—	55,168
Depreciation and amortization	6,522	9,174
Share-based compensation	5,230	8,285
Loss on legal settlement	131	—
Forfeited franchise deposits	(374)	(433)
Non-cash lease cost	(36)	112
Loss (gain) on change in value of warrant liability	391	(1,324)
(Gain) loss on disposal of property and equipment	(10)	385
Deferred income taxes	—	(447)
Other non-cash interest	2,378	2,290
Other, net	108	32
Changes in operating assets and liabilities
Accounts receivable	480	270
Inventory	(97)	35
Prepaid expenses and other assets	1,410	225
Accounts payable - trade	(784)	2,120
Accrued expenses and other current liabilities	(2,924)	1,895
Other long-term liabilities	112	38
Cash Flows (Used in) Provided by Operating Activities	$(2,616)	$3,888
Net Cash Flows Provided By Investing Activities
Purchases of property and equipment	(1,046)	(1,056)
Proceeds from the sale of property and equipment	26	1,025
Net Cash Flows Used in Investing Activities	$(1,020)	$(31)
Net Cash Flows Used in Financing Activities
Proceeds from issuance of common stock	3,436	—
Payments on borrowings	(5,662)	(1,667)
Proceeds from related party note payable	5,100	—
Tax payments for restricted stock upon vesting	(368)	(1,086)
Debt issuance costs	—	(164)
Repayments of finance leases	(76)	(82)
Net Cash Flows Provided by (Used in) Financing Activities	$2,430	$(2,999)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,206)	858
Cash and Cash Equivalents, beginning of period	11,917	14,889
Cash and Cash Equivalents, end of period	$10,711	$15,747

Supplemental cash flow disclosures:
Cash paid for interest	$1,664	$1,454
Fair value of net liabilities assumed in legal settlement	$(79)	$—
Fair value of common stock issued in legal settlement	$(352)	$—
ROU assets obtained in the exchange for lease liabilities:
Operating leases	$4,677	$—

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

As of July 3, 2023, the Company had 174 franchised and corporate-owned restaurants of the two following brands:

BurgerFi. BurgerFi is a fast-casual “better burger” concept with 114 franchised and corporate-owned restaurants as of July 3, 2023, offering burgers, hot dogs, crispy chicken, hand-cut fries, frozen custard shakes, beer, wine and more.

Anthony’s. Anthony’s is a pizza and wing brand that operated 60 corporate-owned casual restaurant locations, as of July 3, 2023. The concept is centered around a coal-fired oven, and its menu offers “well-done” pizza, coal-fired chicken wings, homemade meatballs, and a variety of handcrafted sandwiches and salads.

Corporate-owned stores and Franchised stores

Store activity for the six months ended July 3, 2023 and the year ended January 2, 2023 is as follows:

	July 3, 2023			January 2, 2023
	Corporate-owned	Franchised	Total	Corporate-owned	Franchised	Total
Total BurgerFi and Anthony's	87	87	174	85	89	174

BurgerFi stores, beginning of the period	25	89	114	25	93	118
BurgerFi stores opened	—	5	5	3	8	11
BurgerFi stores acquired / (transferred)	2	(2)	—	(3)	3	—
BurgerFi stores closed	—	(5)	(5)	—	(15)	(15)
BurgerFi total stores, end of the period	27	87	114	25	89	114

Anthony's stores, beginning of period	60	—	60	61	—	61
Anthony's stores opened	—	—	—	—	—	—
Anthony's stores closed	—	—	—	(1)	—	(1)
Anthony's total stores, end of the period	60	—	60	60	—	60

Store totals included two international stores at July 3, 2023 and one international store at January 2, 2023. Subsequent to July 3, 2023, the Company closed one Burgerfi and one Anthony’s store.

2.    Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as discussed below and elsewhere through the Quarterly Report on Form 10-Q, substantial doubt about the Company’s ability to continue as a going concern exists. Please see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Risk Factors in the Company’s Annual Report on Form 10-K for the year ended January 2, 2023 (the “2022 Form 10-K”), for further information.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The Company’s credit agreement (“Credit Agreement”) with a syndicate of banks has approximately $52.8 million in financing outstanding as of July 3, 2023, and expires on September 30, 2025. The Credit Agreement contains numerous covenants, including those whereby the Company is required to meet certain trailing twelve-month quarterly financial ratios and a minimum liquidity requirement. The Company was in compliance with all of the covenants under the Credit Agreement as of July 3, 2023.

As discussed in Note 8 “Commitments and Contingencies” to the consolidated financial statements included within this report, in the case of Second 82nd SM, LLC v. BF NY 82, LLC et al., the Court entered an order granting the Landlord’s Motion for Summary Judgment and ordered a damages hearing on the motion. As a result, unless the parties otherwise agree to a settlement prior to the damages hearing, the Company expects a judgment to be entered against it of at least approximately $1.2 million. The parties, however, continue to discuss possible settlement prior to the damages hearing, including re-opening the BurgerFi restaurant, as well as the payment, including timing, of past due rent amounts to the Landlord. In addition, the Company is considering other alternatives, including the need to refinance or restructure its debt, sell assets, or seek to raise additional capital, including debt or equity. If the Company is unable to implement one or more of these options or is otherwise unsuccessful in negotiating a settlement, which the Company believes is unlikely, and the court entered a final judgment against the Company, management believes it is possible that the Company will not be in compliance with certain of the financial covenants in its Credit Agreement, which would constitute a breach of the Credit Agreement and an event of default if not cured in accordance with its terms.

Any such default would allow the lenders to call the debt sooner than its maturity date of September 30, 2025. In the event that the lenders do call the debt during the next 12 months as the result of a covenant breach, the Company is not forecasted to have the readily available funds to repay the debt, which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

The Company has been and continues to be in communication with the Landlord to negotiate a settlement prior to the damages hearing and is also considering other capital raising options to address any potential judgment, as well as any issues related to meeting the covenant requirements over the next 12 months. Management cannot, however, predict the results of any such negotiations or actions.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that results from the uncertainty described above.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated balance sheet as of January 3, 2023 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended January 2, 2023 contained in the 2022 Form 10-K.

We are required to evaluate events occurring after July 3, 2023 for recognition and disclosure in the unaudited consolidated financial statements for the quarter and six month periods ended July 3, 2023. Events are evaluated based on whether they represent information existing as of July 3, 2023, which require recognition, or new events occurring after July 3, 2023 which do not require recognition but require disclosure if the event is significant. We evaluated events occurring subsequent to July 3, 2023 through the date of issuance of these unaudited consolidated financial statements.

On July 28, 2022, our Board of Directors approved the change to a 52-53-week fiscal year ending on the Monday nearest to December 31 of each year in order to improve the alignment of financial and business processes following the acquisition of Anthony’s. Our second fiscal quarter of 2023 ended on July 3, 2023. Our current fiscal year will end on January 1, 2024. As of June 30, 2022, the BurgerFi brand operated on a calendar year-end and the Anthony’s brand operated on a 52-53-week fiscal year. Differences arising from the different fiscal period-ends were not deemed material for the quarter ended June 30, 2022.

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

Employer Retention Tax Credits

As of July 3, 2023 and January 2, 2023, the Company had $0.1 million and $1.5 million, respectively, of receivables related to the Taxpayer Certainty and Disaster Relief Act of 2020 included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Prepaid expenses

The Company routinely issues prepayments to landlords, insurers and vendors in the ordinary course of business. As of July 3, 2023 and January 2, 2023, the Company had $1.3 million and $0.9 million, respectively of prepayments included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Assets Held for Sale

The Company has classified assets held for sale in the accompanying consolidated balance sheets $1.5 million as of July 3, 2023 and $0.7 million as of January 2, 2023 of certain store property and equipment, and intangible assets that the Company expects to be sold within one year. Assets held for sale are reviewed each reporting period to ensure that the fair value less cost to sell exceeds the carrying value.

In February 2020, the Company entered into an asset purchase agreement with an unrelated third party for the sale of substantially all of the assets used in connection with the operation of BF Dania Beach, LLC. The closing of this transaction has been delayed due to additional negotiation that has been on-going. In the event the transaction is terminated, the Company will begin operating this BurgerFi restaurant, and return the deposit of $0.9 million included in other current assets to the unrelated third-party purchaser. Assets used in the operations of BF Dania Beach, LLC totaling $0.7 million have been classified as held for sale in the accompanying consolidated balance sheets as of July 3, 2023 and January 2, 2023. In March 2023, the Company approved a plan for sale of an intangible asset of an Anthony’s location with a carrying value of $0.8 million, which is classified as held for sale in the accompanying consolidated balance sheets as of July 3, 2023.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Other Current Liabilities

The Company incurs liabilities associated with the sale of gift cards and gift certificates. As of July 3, 2023 and January 2, 2023, the Company had $1.0 million and $1.8 million, respectively of gift card and gift certificate liabilities included in other current liabilities on the accompanying consolidated balance sheets.

The Company incurs liabilities resulting from its customer loyalty program. As of July 3, 2023 and January 2, 2023, the Company had $0.9 million and $0.8 million, respectively of liabilities for loyalty program in the accompanying consolidated balance sheets.

Restructuring Costs

Restructuring costs include management and employee separation, severance, and relocation costs, as well as store closure related charges. All costs are expensed as incurred, and are reflected as “Restructuring costs and other charges, net” in the accompanying consolidated statements of operations. Restructuring costs and other charges, net for the quarter and six months ended July 3, 2023 was $1.1 million and $2.2 million, respectively. For the quarter and six months ended July 3, 2023, $1.1 million, respectively, related to severance for the departure of Chief Executive Officer and Chief Financial Officer. During the six months ended July 3, 2023, $1.1 million was recorded primarily in connection with the Company’s Credit Facility requirements to raise additional capital or debt. Restructuring costs and other charges, net for the quarter and six months ended June 30, 2022 of $0.1 million and $1.0 million, respectively, related to store pre-opening costs and store closure costs.

3.    Property & Equipment

Property and equipment consisted of the following:

(in thousands)	July 3, 2023	January 2, 2023
Leasehold improvements	$17,623	$17,029
Kitchen equipment and other equipment	8,450	8,196
Computers and office equipment	1,549	1,468
Furniture and fixtures	2,870	2,677
Vehicles	6	37
	30,498	29,407
Less: Accumulated depreciation and amortization	(12,251)	(10,036)
Property and equipment – net	$18,247	$19,371

Depreciation and amortization expense on property and equipment totaled $1.2 million and $2.3 million for the quarter and six months ended July 3, 2023. Depreciation and amortization expense on property and equipment totaled $2.6 million and $4.9 million for the quarter and and six months ended June 30, 2022. Depreciation and amortization expense decreased due to assets fully depreciating and impairments taken during 2022.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

4.    Goodwill and Intangible Assets, Net

The following is a summary of the components of goodwill and intangible assets, net:

	July 3, 2023			January 2, 2023
(in thousands)	Amount	Accumulated Amortization	Net Carrying Value	Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Franchise agreements	$24,839	$(9,019)	$15,820	$24,839	$(7,245)	$17,594
BurgerFi trade names / trademarks	83,033	(7,035)	75,998	83,035	(5,650)	77,385
Anthony's trade names / trademarks	60,690	(3,372)	57,318	60,691	(2,360)	58,331
License agreement	1,177	(1,131)	46	1,176	(1,063)	113
VegeFi product	135	(34)	101	135	(28)	107
Subtotal	$169,874	$(20,591)	$149,283	$169,876	$(16,346)	$153,530
Liquor licenses	$5,930	$—	$5,930	$6,678	$—	$6,678

Total intangible assets, net			$155,213			$160,208

Goodwill:
BurgerFi	$—			$—
Anthony's	31,621			31,621
Total	$31,621			$31,621

Intangible asset amortization expense totaled $2.1 million for the quarters ended July 3, 2023 and June 30, 2022 and $4.2 million for the six months ended July 3, 2023 and June 30, 2022.

5.    Contract Liabilities

A roll forward of contract liabilities included of which the current portion is included in other current liabilities and other noncurrent liabilities on our consolidated balance sheet is as follows:

	Six Months Ended
(in thousands)	July 3, 2023	June 30, 2022
Balance, beginning of period	$1,092	$2,577
Initial/Transfer franchise fees received	203	291
Revenue recognized for stores open and transfers during period	(100)	(253)
Revenue recognized related to franchise agreement terminations	(374)	(433)
Other unearned revenue (recognized) received	(39)	—
Balance, end of period	$782	$2,182

Franchise Revenue

Revenue recognized during the periods included in royalty and other fees on our consolidated statement of operations shown was as follows:

	Quarter Ended		Six Months Ended
(in thousands)	July 3, 2023	June 30, 2022	July 3, 2023	June 30, 2022
Franchise Fees	$380	$534	$513	$686

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

6     Net Loss Per Share

Net Loss per common share is computed by dividing Net Loss by the weighted average number of common shares outstanding for the period. The Company has considered the effect of (1) warrants outstanding to purchase 15,063,800 shares of common stock and (2) 75,000 shares of common stock and warrants to purchase 75,000 shares of common stock in the unit purchase option, (3) 1,724,639 shares of restricted stock units outstanding in the calculation of income per share, and (4) the impact of any dividends associated with our redeemable preferred stock. As the effect of these on the computation of net loss per common share would have been anti-dilutive, they were excluded from the weighted average number of common shares outstanding.

Basic and diluted net loss per common share is calculated as follows:

(in thousands, except for per share data)	Quarter Ended		Six Months Ended
Numerator:	July 3, 2023	June 30, 2022	July 3, 2023	June 30, 2022
Net loss available to common stockholders - diluted	$(6,001)	$(60,377)	$(15,153)	$(73,937)

Denominator:
Diluted weighted-average shares outstanding	24,891,449	22,214,628	24,216,199	22,089,799

Basic and diluted net loss per common share	$(0.24)	$(2.72)	$(0.63)	$(3.35)

For the quarter and and six months ended July 3, 2023 and June 30, 2022, there were no dilutive warrants.

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

The accompanying consolidated balance sheets as of January 2, 2023 reflect amounts related to periodic advances between the Company and these entities for working capital and other needs as due from related companies or due to related companies, as appropriate. There were no amounts due from related companies as of July 3, 2023 as a result of the settlement with the significant stockholder. There was approximately $0.3 million due from related parties included in other assets in the accompanying consolidated balance sheets as of January 2, 2023.

During 2022, the Company received royalty revenue from the two operating stores that were transferred on January 23, 2023 as a result of the settlement with the significant stockholder of $0.1 million for the quarter and six months ended June 30, 2022.

The Company leased building space for its former corporate office from an entity under common ownership with a significant stockholder. This lease had a 36-month term, effective January 1, 2020. In January 2022, the Company exercised its right to terminate this lease effective as of July 2022. For the quarter and six months ended June 30, 2022, rent expense related to this lease was approximately $0.1 million.

Pursuant to a lease amendment entered into in February 2022, the Company leases building space for its corporate office from an entity controlled by the Company's Executive Chairman of the Board. This lease has a 10-year term with an option to renew. For the quarter and six months ended July 3, 2023, and June 30, 2022, rent expense was approximately $0.1 million and $0.2 million, respectively.

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

On January 3, 2023, the Company awarded the Consultant Principal an $0.1 million bonus in connection with the Company’s amendment and extension of its Credit Facility and granted the Consultant Principal 38,000 unrestricted shares of common stock of the Company. The Company recorded share-based compensation associated with this grant of approximately $0.1 million for the six months ended July 3, 2023. There was no expense included for the quarter ended July 3, 2023.

On January 3, 2022, the Company granted the Consultant Principal 37,959, respectively, of unrestricted shares of common stock of the Company. The Company recorded share-based compensation associated with this grant of approximately $0.1 million and $0.2 million, respectively, during the quarter and and six months ended June 30, 2022 and $0.2 million for the six months ended July 3, 2023. There was no expense included for the quarter ended July 3, 2023.

On June 3, 2023, the Company entered into a stock purchase agreement with an investing entity for the sale of 2,868,853 shares of Company common stock at an issuance price of $1.22 per share for a total of $3.4 million. Upon the execution of this agreement, the investing entity became a holder of approximately 11% of the Company’s outstanding common stock at July 3, 2023.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

8.    Commitments and Contingencies

Litigation

John Walker, Individually and On Behalf of all Other Similarly Situated v. BurgerFi International, Inc. et al (in the United States District Court, Southern District of Florida, Case No. 023-cv-60657). On April 6, 2023, John Walker, on behalf of himself and other similarly situated plaintiffs, filed a class action lawsuit against the Company and certain current and former executives alleging that the Company violated certain securities laws by making false and misleading statements or failed to disclose that (1) the Company had overstated the effectiveness of its acquisition and growth strategies, and (2) the Company had misrepresented the purported benefits of the Anthony’s acquisition and the post-acquisition business and financial prospects of the Company. On July 20, 2023, the court appointed John Walker and Joseph Poalino as co-lead plaintiffs in the matter. We believe that all claims are meritless and plan to vigorously defend these allegations. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the case described above, and, therefore, no contingent liability has been recorded as of January 2, 2023 or July 3, 2023; any losses, however, may be material to the Company's financial position and results of operations.

Second 82nd SM, LLC v. BF NY 82, LLC, BurgerFi International, LLC and BurgerFi International, Inc. (in the Supreme Court of the State of New York County of New York, having index No. 654907/2021 filed August 11, 2021). A lawsuit was filed by Second 82nd SM, LLC (“Landlord”) against BF NY 82, LLC (“Tenant”) whereby Landlord brought a seven-count lawsuit for, among other things, breach of the lease agreement and underlying guaranty of the lease. The amount of damages Landlord is seeking approximately $1.5 million, which constitutes back rent, late charges, real estate taxes, illuminated sign charges and water/sewer charges. On November 3, 2021, the Company filed a Motion to Dismiss the Complaint. On November 17, 2021, the Tenant filed an Answer to Landlord’s Complaint and a cross claim against the Company, which the Company answered on December 7, 2021. On December 22, 2021, the Company filed its Response in Opposition to Landlord’s Motion for Summary Judgment and Memo in further Support of its Motion to Dismiss. The Company turned over possession of the property in early 2023. On July 5, 2023, the Landlord filed a Motion of Summary Judgment seeking approximately $1.2 million in past due rent payments. On August 14, 2023, the Court entered an order granting the Landlord’s Motion for Summary Judgment and ordered a damages hearing on the motion, which has not yet been scheduled. As a result, unless the parties otherwise agree to a settlement prior to the damages hearing, the Company expects a judgment to be entered against it of at least approximately $1.2 million. The parties continue to discuss possible settlement, including re-occupying the location, as well as the payment, including timing, of past due rent amounts to the Landlord. In the event of any such final judgment following the damages hearing, which the Company believes would be unlikely because it intends to enter into a settlement prior to the damages hearing or, if not, plans to raise additional capital prior to any judgment, it is possible the Company would not be in compliance with its Credit Agreement covenants, which could result in an event of default and an acceleration of all outstanding debt under the Credit Agreement. See Risk Factors included in our 2022 Form 10-K for a discussion of the potential material consequences to such an event.

Lion Point Capital, L.P.(“Lion Point”) v. BurgerFi International, Inc. (Supreme Court of the State of New York County of New York, Index No. 653099/2022, filed August 26, 2022. A lawsuit filed by Lion Point against the Company, alleging that the Company failed to timely register Lion Point’s shares in violation of the registration rights agreement to which Lion Point is a party, which allegedly resulted in losses in excess of $26 million. In November 2022, as amended in February 2023, the Company filed its answer to the complaint. On April 13, 2023, Lion Point filed a Motion for Summary Judgment, and the Company responded with its reply on June 22, 2023. The Company continues to believe that all claims are meritless and plans to vigorously defend these allegations. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the case described above, and, therefore, no contingent liability has been recorded as of January 2, 2023 or July 3, 2023; any losses, however, may be material to the Company's financial position and results of operations.

Burger Guys of Dania Pointe, et. al. v. BFI, LLC (Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, Case No. 50-2021-CA -006501-XXXX-MB filed May 21, 2021). In response to a demand letter issued by BurgerFi to Gino Gargiulo, a former franchisee, demanding that Mr. Gargiulo pay the balance owed under an asset purchase agreement wherein BurgerFi sold the Dania Beach, Florida BurgerFi location to Mr. Gargiulo, Mr. Gargiulo filed suit against BurgerFi claiming, in addition to other matters, that no further monies are owed under the asset purchase agreement and alleges that the Company is responsible for one of Mr. Gargiulo’s failed franchises in Sunny Isles, Florida, losses he has allegedly sustained at his Dania Beach location, and reimbursement of expenses in connection with his marketing company. Mr. Gargiulo seeks damages in excess of $2 million in the aggregate. The parties attended mediation

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

on January 20, 2022, which ended in an impasse. Mr. Gargiulo amended his complaint in April 2022, which, among other matters, amended the defendant parties. In October 2022, the Company filed an additional motion to dismiss the amended complaint and a motion to stay discovery. In January 2023, Mr. Gargiulo filed a third amended complaint. In March 2023, the Company filed an answer to Mr. Gargiulo’s complaint and a counterclaim against Mr. Gargiulo relating to the breach of the asset purchase agreement discussed above. The matter is scheduled for trial in the second half of 2023. We believe that all Mr. Gargiulo claims are meritless, and the Company plans to vigorously defend these allegations. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the case described above, and, therefore, no contingent liability has been recorded as of January 2, 2023 or July 3, 2023; any losses, however, may be material to the Company's financial position and results of operations.

All Round Food Bakery Products, Inc. v. BurgerFi International, LLC and Neri’s Bakery Products, Inc. et al (Supreme Court Westchester County, New York (Index Number 52170-2020)). In a suit filed in February 2020, the plaintiff, All Round Food Bakery Products, Inc. (“All Round Food”) alleges breach of contract and lost profits in excess of $1 million over the course of the supply agreement with the Company and Neri’s Bakery Products, Inc. (“Neri’s” and together with the Company, the “Defendants”). The Defendants assert, among other matters, that the supply agreement amongst the parties, whereby All Round Food was warehousing BurgerFi products produced by Neri’s, was terminated when All Round Food failed to cure its material breach of the supply agreement after due notice. The parties attended several additional court ordered mediations during over the last several months to attempt to resolve the dispute, however, no resolution has been reached. We believe that all claims are meritless, and the Company plans to vigorously defend these allegations. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the case described above, and, therefore, no contingent liability has been recorded as of January 2, 2023 or July 3, 2023; any losses, however, may be material to the Company's financial position and results of operations.

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

While the Company believes that all claims of the above mentioned Employment Related Claims, which are covered under the Company’s insurance policies, are meritless, and it plans to defend these allegations, it is reasonably possible that the Company may ultimately be required to pay damages to the claimants, which could be up to $0.5 million or more in aggregate compensatory damages, attorneys’ fees and costs. Management believes that any liability, in excess of applicable insurance coverages or accruals, which may result from these claims, would not be significant to the Company’s financial position or results of operations.

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

Purchase Commitments

From time to time, we enter into purchase commitments for certain food commodities in the normal course of business. As of July 3, 2023, we entered into approximately $3.2 million in unconditional purchase obligations over the next twelve months.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

9.    Leases

The Company has entered into various lease agreements and these agreements expire on various dates through 2032 and have renewal options.

The components of lease expense for the periods shown is as follows:

		Quarter Ended		Six Months Ended
(in thousands)	Classification	July 3, 2023	June 30, 2022	July 3, 2023	June 30, 2022
Operating lease cost	Occupancy and related expenses Pre-opening costs Store closure costs	$3,218	$3,097	$6,463	$6,348
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	55	82	113	134
Interest on lease liabilities	Interest expense	13	19	27	31
Less: Sublease income	Occupancy and related expenses	(47)	(47)	(94)	(94)
Total lease cost		$3,239	$3,151	$6,509	$6,419

The maturity of the Company's operating and finance lease liabilities as of July 3, 2023 is as follows:

(in thousands)	Operating Leases	Finance Leases
One Year	$12,274	$142
Two Years	12,154	182
Three Years	11,687	167
Four Years	9,804	158
Five Years	8,173	152
Thereafter	10,217	208
Total undiscounted lease payments	64,309	1,009
Less: present value adjustment	(11,146)	(158)
Total net lease liabilities	$53,163	$851

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

A summary of lease terms and discount rates for finance and operating leases is as follows:

	July 3, 2023	June 30, 2022
Weighted-average remaining lease term (in years)
Operating leases	5.8	6.4
Finance leases	5.9	6.6
Weighted-average discount rate
Operating leases	7.1%	6.0%
Finance leases	6.0%	6.0%

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

10.    Debt

(in thousands)	July 3, 2023	January 2, 2023
Term loan	$52,880	$54,507
Related party note payable	15,100	10,000
Revolving line of credit	—	4,000
Other notes payable	744	780
Finance lease liability	851	933
Total Debt	$69,575	$70,220
Less: Unamortized debt discount to related party note	(688)	(765)
Less: Unamortized debt issuance costs	(1,204)	(1,441)
Total Debt, net	67,683	68,014
Less: Short-term borrowings, including finance leases	(3,485)	(4,985)
Total Long-term borrowings, including finance leases and related party note payable	$64,198	$63,029

The Company is party to a credit agreement with a syndicate of commercial banks (as amended, the “Credit Agreement”), which provides the Company with lender financing structured as a $52.9 million term loan and a $4.0 million available under the line of credit as of July 3, 2023, with a maturity date of September 30, 2025.

On February 1, 2023, the Credit Agreement was amended through the Fourteenth Amendment and subsequently on February 24, 2023 further amended through the Fifteenth Amendment resulting in the Company and its subsidiaries entering into a Secured Promissory Note (the “Note”) with CP7 Warming Bag L.P., an affiliate of L. Catterton Fund L.P., as lender (the “Junior Lender”), pursuant to which the Junior Lender continued that certain delayed draw term loan (the “Delayed Draw Term Loan”) of $10.0 million, under the Credit Agreement, which is junior subordinated secured indebtedness, and also provided $5.1 million of new junior subordinated secured indebtedness, to the Company (collectively (the “Junior Indebtedness”), for a total of $15.1 million in junior subordinated secured debt on terms reasonably acceptable to the Required Lenders (as defined in the Credit Agreement), including, without limitation, that (1) such indebtedness shall not mature until at least two (2) years after the maturity date of the credit facility of September 30, 2025; (2) no payments of cash interest shall be made on such indebtedness until after the repayment in full of the obligations under the Credit Agreement; and (3) no scheduled or voluntary payments of principal shall be made until after the repayment in full of the obligations under the Credit Agreement.

The terms of the Credit Agreement require the Company to repay the principal of the term loan in quarterly installments with the balance due at the maturity date, as follows:

in thousands
2023	$3,254
2024	3,254
2025	46,372
Total	$52,880

The Credit Agreement, including the term loan and revolving line of credit, is secured by substantially all of the Company’s assets and incur interest on outstanding amounts at the following rates per annum through maturity:

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Time Period	Interest Rate
Through December 31, 2022	6.75%
From January 1, 2023 through June 15 2023	6.75%
From June 16, 2023 through December 31, 2023	6.75%
From January 1, 2024 through June 15, 2024	7.25%
From June 16, 2024 through maturity	7.75%

The Delayed Draw Term Loan is a non-interest bearing loan and accordingly was recorded at fair value as part of the Anthony’s acquisition which resulted in a debt discount of approximately $1.3 million and is being amortized over the period of the Delayed Draw Term Loan. For the quarter and six months periods ended July 3, 2023, the Company recorded $0.1 million of amortization of the debt discount, which is included within interest expense in the accompanying consolidated statements of operations.

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

The Company had $14.4 million and $9.2 million recorded, net of unamortized discount under the Junior Indebtedness as of July 3, 2023 and January 2, 2023, respectively, included in related party note payable in the accompanying consolidated balance sheets.

The amendments to the Credit Agreement and the Delayed Draw Term Loan were accounted for as modifications of debt in the Company’s accompanying consolidated financial statements.

For the quarter and six months ended July 3, 2023 and June 30, 2022, interest expense consisted of:

	Quarter Ended		Six Months Ended
(in thousands)	July 3, 2023	June 30, 2022	July 3, 2023	June 30, 2022
Interest on credit agreement	$1,079	$1,024	$2,130	$1,830
Amortization of debt issuance costs	38	110	77	292
Amortization of related party note discount	130	128	237	255
Non-cash interest on redeemable preferred stock	1,042	963	2,064	1,908
Other interest expense (income)	(78)	20	(218)	33
	$2,211	$2,246	$4,289	$4,318

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

11.    Income Taxes

For the quarter and six months ended July 3, 2023, the Company's effective income tax rate was 0.0%. The difference from the U.S. corporate statutory federal income tax rate of 21%, is primarily the result of the valuation allowance applied to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. For the quarter and six months ended June 30, 2022, the Company's effective income tax rate was 0.6%, differing from the U.S. corporate statutory federal income tax rate of 21%, and the difference is primarily the result of the valuation allowance applied to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. As of July 3, 2023, the Company had unrecognized tax benefits of $0.2 million.

12.    Stockholders' Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At July 3, 2023 and January 2, 2023, there were 26,724,218 shares and 22,257,772 shares of common stock outstanding, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of July 3, 2023 and January 2, 2023, there were 2,120,000 shares of preferred stock outstanding.

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

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Warrants and Options

As of July 3, 2023, the Company had the following warrants and options outstanding: 15,063,800 warrants outstanding, each exercisable for one share of common stock at an exercise price of $11.50 including 11,468,800 in public warrants, 3,000,000 in private placement warrants (“private warrants”), 445,000 in Private Warrants and 150,000 in Working Capital Warrants, 75,000 Unit Purchase Option (“UPO”) units that are exercisable for one share of common stock at an exercise price of $10.00 and warrants exercisable for one share of common stock at an exercise price of $11.50. The public warrants expire in December 2025.

Warrant Liability

The Company has private warrants, which include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging, with changes in fair value included in the accompanying consolidated statements of operations.

The warrant liability was $0.6 million and $0.2 million at July 3, 2023 and January 2, 2023, respectively, and is included in other non-current liabilities on the accompanying consolidated balance sheets. The loss on change in fair value of warrant liabilities for the quarter and six months ended ended July 3, 2023 was $0.3 million and $0.4 million, respectively, and is recognized in the accompanying consolidated statements of operations. The gain on change in the fair value of warrant liabilities for the quarter and six months ended June 30, 2022 was $1.9 million and $1.3 million, respectively, and is recognized in the accompanying consolidated statements of operations.

The following is an analysis of changes in the warrant liability:

(in thousands)
Warrant liability at January 2, 2023	$195
Loss during the period	391
Warrant liability at July 3, 2023	$586

The fair value of the warrants are determined using the publicly-traded price of our common stock on the valuation dates of $1.63 on July 3, 2023 and $1.26 on January 2, 2023. See Note 13, “Fair Value Measurements.”

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

As of July 3, 2023 and January 2, 2023, there were approximately 150,000 and 600,000 shares of common stock available for future grants under the Plan, respectively.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Restricted Stock Unit Awards
The following table summarizes activity of restricted stock units during the six months ended July 3, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 2, 2023	1,445,600	$11.68
Granted	744,960	1.23
Vested	(328,968)	13.84
Forfeited	(161,698)	6.37
Non-vested at July 3, 2023	1,699,894	$7.15

Share-based compensation expense recognized during the quarter and six months ended July 3, 2023 was $0.6 million and $5.2 million, respectively. Share-based compensation expense recognized during the quarter and six months ended June 30, 2022 was approximately $0.9 million and $8.3 million, respectively. As of July 3, 2023, there was approximately $8.3 million of total unrecognized compensation cost related to unvested restricted stock units or performance-based restricted stock unit awards to be recognized over a weighted average period of 1.4 years.

13.    Fair Value Measurements

Fair values of financial instruments are estimated using public market prices, quotes from financial institutions, and other available information. The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.

The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of July 3, 2023 and January 2, 2023.

	Items Measured at Fair Value at July 3, 2023
(in thousands)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	—	586	—
Total	$—	$586	$—

	Items Measured at Fair Value at January 2, 2023
(in thousands)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	—	195	—
Total	$—	$195	$—

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

In estimating our fair value disclosures for financial instruments, we use the following methods and assumptions:
The fair value of the Company warrant liability is measured at fair value on a recurring basis, classified as Level 2 in the fair value hierarchy. The fair value of the private placement warrants, private warrants, and working capital warrants are determined using the publicly-traded price of its common stock on the valuation dates of $1.63 on July 3, 2023 and $1.26 on January 2, 2023. The fair value is calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including the expected term, expected volatility, risk-free interest rate, dividend rate and service period. The calculated warrant price for private warrants was $0.16 and $0.05 on July 3, 2023 and January 2, 2023.

The input variables for the Black-Scholes are noted in the table below:

	July 3, 2023	January 2, 2023
Risk-free interest rate	4.66%	4.14%
Expected life in years	2.5	3.0
Expected volatility	83.0%	68.0%
Expected dividend yield	—%	—%

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

The Company’s measure of segment income is Adjusted EBITDA. We define Adjusted EBITDA as net loss before goodwill impairment, lease termination recovery, share-based compensation expense, depreciation and amortization expense, interest expense (which includes accretion on the value of preferred stock and interest accretion on related party note), restructuring costs, merger, acquisition and integration costs, legal settlements, store closure costs, loss (gain) on change in value of warrant liability, income tax expense (benefit) and (gain) loss on sale of assets. Although the Company had historically considered net income to be an appropriate measure of segment profit and loss, management believes Adjusted EBITDA is a more meaningful measure of the Company’s performance.

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

The following table presents segment revenue and a reconciliation of adjusted EBITDA to net loss by segment:

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Quarter Ended
	Consolidated		BurgerFi		Anthony's
(in thousands)	July 3, 2023	June 30, 2022	July 3, 2023	June 30, 2022	July 3, 2023	June 30, 2022
Revenue by Segment	$43,427	$45,298	$11,567	$13,458	$31,860	$31,840

Adjusted EBITDA Reconciliation by Segment:
Net loss	$(6,001)	$(60,377)	$(5,159)	$(21,726)	$(842)	$(38,651)
Goodwill impairment	—	55,168	—	17,505	—	37,663
Lease termination recovery	(42)	—	(42)		—	—
Share-based compensation expense	556	909	529	909	27	—
Depreciation and amortization expense	3,295	4,730	2,147	2,616	1,148	2,114
Interest expense	2,211	2,246	1,004	992	1,207	1,254
Restructuring costs	1,127	—	413	—	714	—
Merger, acquisition and integration costs	299	1,893	234	1,846	65	47
Legal settlements	228	187	225	187	3	—
Store closure costs	50	52	9	52	41	—
Loss (gain) on change in value of warrant liability	318	(1,858)	318	(1,858)	—	—
Income tax expense (benefit)	2	(335)	—	(341)	2	6
(Gain) loss on sale of assets	(10)	—	(6)	—	(4)	—
Adjusted EBITDA	$2,033	$2,615	$(328)	$182	$2,361	$2,433

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended
	Consolidated		BurgerFi		Anthony's
(in thousands)	July 3, 2023	June 30, 2022	July 3, 2023	June 30, 2022	July 3, 2023	June 30, 2022
Revenue by Segment	$89,154	$90,228	$24,148	$25,853	$65,005	$64,375

Adjusted EBITDA Reconciliation by Segment:
Net loss	$(15,153)	$(73,937)	(14,757)	$(34,686)	$(396)	$(39,251)
Goodwill impairment	—	55,168	—	17,505	—	37,663
Lease termination recovery	(42)	—	(42)	—	—	—
Employee retention credits	—	—	—	—	—	—
Share-based compensation expense	5,230	8,285	5,203	8,285	27	—
Depreciation and amortization expense	6,522	9,174	4,237	5,123	2,285	4,051
Interest expense	4,289	4,318	1,922	1,957	2,367	2,361
Restructuring costs	2,044	—	1,078	—	966	—
Merger, acquisition and integration costs	627	2,304	562	2,191	65	113
Legal settlements	510	312	507	312	3	—
Store closure costs	171	566	74	586	97	(20)
Loss (gain) on change in value of warrant liability	391	(1,324)	391	(1,324)	—	—
Pre-opening costs	—	474	—	474	—	—
Income tax expense (benefit)	2	(447)	—	(451)	2	4
(Gain) loss on sale of assets	(10)	—	(6)	—	$(4)	—
Adjusted EBITDA	$4,581	$4,893	$(831)	$(28)	$5,412	$4,921

15. Subsequent Events

On July 7, 2023 the Credit Agreement was amended through the Sixteenth Amendment, which amended the definition of EBITDA for the purposes of expanding the scope of non-recurring items that may be included in our determination of Adjusted EBTIDA, as well as modifications to certain covenants for leverage and fixed charge ratios.

As discussed in Note 8 “Commitments and Contingencies” to the consolidated financial statements included within this report for subsequent event regarding the case of Second 82nd SM, LLC v. BF NY 82, LLC et al., on August 14, 2023 the Court entered an order granting the Landlord’s Motion for Summary Judgment and ordered a damages hearing on the motion.

Subsequent to July 3, 2023, the Company closed one Burgerfi and one Anthony’s store.

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

Overview

The Company is a leading multi-brand restaurant company that develops, markets and acquires fast-casual and premium-casual dining restaurant concepts around the world, including corporate-owned stores and franchises. As of July 3, 2023, we were the owner and franchisor of the two following brands:

BurgerFi. BurgerFi is a fast-casual “better burger” concept, renowned for delivering an exceptional, all-natural premium “better burger” experience in a refined, contemporary environment. BurgerFi’s chef-driven menu offerings and eco-friendly restaurant design drive our brand communication. It offers a classic American menu of premium burgers, hot dogs, crispy chicken, hand-cut fries, frozen custard shakes, beer, wine and more. Originally founded in 2011 in Lauderdale-by-the-Sea, Florida, the purpose was simple – “RedeFining” the way the world eats burgers by providing an upscale burger offering, at a fast-casual price point. BurgerFi is committed to an uncompromising and rewarding dining experience that promises fresh food of transparent quality. Since its inception, BurgerFi has grown to 114 BurgerFi locations, and as of July 3, 2023, was comprised of 27 corporate-owned restaurants and 86 franchised restaurants in two countries including 21 states within the United States, as well as Puerto Rico.

BurgerFi was named "The Very Best Burger" at the 2023 edition of the nationally acclaimed SOBE Wine and Food Festival and “Best Fast Food Burger” in USA Today’s 10Best 2023 Readers’ Choice Awards for its BBQ Rodeo Burger, "Best Fast Casual Restaurant" in USA Today's 10Best 2023 Readers' Choice Awards for the third consecutive year, QSR Magazine's Breakout Brand of 2020 and Fast Casual's 2021 #1 Brand of the Year. In 2021, Consumer Reports’awarded BurgerFi an “A-Grade Angus Beef” rating for the third consecutive year.

Anthony’s. Anthony’s is a premium pizza and wing brand operating 60 corporate-owned casual restaurant locations, as of July 3, 2023. Anthony’s prides itself on serving fresh, never frozen, high-quality ingredients. The concept is centered around a 900-degree coal-fired oven, and its menu offers “well-done” pizza, coal-fired chicken wings, homemade meatballs, and a variety of handcrafted sandwiches and salads. The restaurants also feature a deep wine and craft beer selection to round out the menu. The pizzas are prepared using a unique coal-fired oven to quickly seal in natural flavors while creating a lightly charred crust. Anthony’s provides a differentiated offering among its casual dining peers driven by its coal-fired oven, which enables the use of fresh, high-quality ingredients with quicker ticket times.

Since its inception in 2002, the Anthony’s brand has grown to 60 corporate-owned locations, as of July 3, 2023, primarily along the East coast and has restaurants in eight states, including Florida (28), Pennsylvania (11), New Jersey (8), New York (5), Massachusetts (4), Delaware (2), Maryland (1), and Rhode Island (1).

Anthony’s was named “The Best Pizza Chain in America" by USA Today's Great American Bites and “Top 3 Best Major Pizza Chain” by Mashed in 2021.

Segments

We have two operating and reportable segments: (1) BurgerFi, and (2) Anthony’s. Our business generates revenue from the following sources: (i) restaurant sales, (ii) royalty and other fees, consisting primarily of royalties based on a percentage of sales reported by franchised restaurants and paid by franchisees, and (iii) franchise fees, consisting primarily of licensing fees paid by franchisees.

Key Metrics

The following key metrics are important indicators of the overall direction of our business, including trends in sales and the effectiveness of our marketing, operating, and growth initiatives:

	Consolidated
	Quarter Ended		Six Months Ended
(in thousands except for percentage data)	July 3, 2023	June 30, 2022	July 3, 2023	June 30, 2022
Systemwide Restaurant Sales	$70,683	$74,292	$144,128	$147,387
Systemwide Restaurant Sales Growth	(5)%	(2)%	(2)%	2%
Systemwide Restaurant Same-Store Sales Growth	(5)%	(3)%	(3)%	—%
Corporate-Owned Restaurant Sales	$40,808	$42,058	$84,118	$84,035
Corporate-Owned Restaurant Sales Growth	(3)%	5%	—%	9%
Corporate-Owned Restaurant Same-Store Sales Growth	(3)%	—%	(1)%	4%
Franchise Restaurant Sales	$29,875	$32,233	$60,010	$63,352
Franchise Restaurant Sales Growth	(7)%	(9)%	(5)%	(6)%
Franchise Restaurant Same-Store Sales Growth	(8)%	(7)%	(5)%	(5)%
Digital Channel % of Systemwide Sales	31%	35%	32%	36%

	Quarter Ended
	July 3, 2023		June 30, 2022
(in thousands, except for percentage data)	BurgerFi	Anthony's	BurgerFi	Anthony's2
Systemwide Restaurant Sales	$38,823	$31,860	$42,452	$31,840
Systemwide Restaurant Sales Growth	(9)%	—%	(4)%	2%
Systemwide Restaurant Same-Store Sales Growth	(10)%	1%	(9)%	3%
Corporate-Owned Restaurant Sales	$8,948	$31,860	$10,219	$31,840
Corporate-Owned Restaurant Sales Growth	(12)%	—%	17%	2%
Corporate-Owned Restaurant Same-Store Sales Growth	(15)%	1%	(14)%	3%
Franchise Restaurant Sales	$29,875	$—	$32,233	N/A
Franchise Restaurant Sales Growth	(7)%	—%	(9)%	N/A
Franchise Restaurant Same-Store Sales Growth	(8)%	—%	(7)%	N/A
Digital Channel % of Systemwide Sales	31%	32%	34%	36%

	Six Months Ended
	July 3, 2023		June 30, 2022
(in thousands, except for percentage data)	BurgerFi	Anthony's	BurgerFi	Anthony's2
Systemwide Restaurant Sales	$79,123	$65,005	$83,012	$64,375
Systemwide Restaurant Sales Growth	(5)%	1%	(1)%	7%
Systemwide Restaurant Same-Store Sales Growth	(6)%	2%	(6)%	8%
Corporate-Owned Restaurant Sales	$19,113	$65,005	$19,660	$64,375
Corporate-Owned Restaurant Sales Growth	(3)%	1%	17%	7%
Corporate-Owned Restaurant Same-Store Sales Growth	(11)%	2%	(11)%	8%
Franchise Restaurant Sales	$60,010	$—	$63,338	N/A
Franchise Restaurant Sales Growth	(5)%	—%	(6)%	N/A
Franchise Restaurant Same-Store Sales Growth	(5)%	—%	(8)%	N/A
Digital Channel % of Systemwide Sales	31%	33%	35%	37%

Systemwide Restaurant Sales

“Systemwide Restaurant Sales” are not revenues to the Company, however, the Company records royalty revenue based as a percentage of Systemwide Restaurant Sales. Systemwide Restaurant Sales is presented as informational data in order to understand the aggregation of franchised stores sales, ghost kitchen, and corporate-owned store sales performance. Systemwide Restaurant Sales growth refers to the percentage change in sales at all franchised restaurants, ghost kitchens, and corporate-owned restaurants in one period from the same period in the prior year. Systemwide Restaurant Same-Store Sales growth refers to the percentage change in sales at all franchised restaurants, ghost kitchens, and corporate-owned restaurants once the restaurant has been in operation after 14 months. See definition below under Digital Channel discussion for Same-Store Sales.

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

Same-Store Sales

We use the measure of “Same-Store Sales” to evaluate the performance of our store base, which excludes the impact of new stores and closed stores in both periods under comparison. We include a restaurant in the calculation of Same-Store Sales once it has been in operation for 14 months. A restaurant that is temporarily closed is included in the Same-Store Sales computation. A restaurant that is closed permanently, such as upon termination of the lease or other permanent closure, is immediately removed from the Same-Store Sales computation. Our calculation of Same-Store Sales may not be comparable to others in the industry.

Digital Channel % of Systemwide Sales

We use the measure of “Digital Channel % of Systemwide Sales” to evaluate the performance of our investments made in our digital platform and partnerships with third party delivery partners. We believe our digital platform capabilities are a vital element to continuing to serve our customers and will continue to be a differentiator for the Company as compared to some of our competitors. Digital Channel as % of Systemwide Sales are indicative of the sales placed through our digital platforms and the percentage of those digital sales when compared to total sales at all our franchised and corporate-owned restaurants.

Unless otherwise stated, “Systemwide Restaurant Sales,” “Systemwide Sales Growth,” and “Same-Store Sales” are presented on a systemwide basis, which means they include franchise restaurants and corporate-owned restaurants. Franchise restaurant sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our royalty revenues and brand royalty revenues are calculated based on a percentage of franchise sales.

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

	Quarter Ended		Six Months Ended
(in thousands, except for per share data)	July 3, 2023	June 30, 2022	July 3, 2023	June 30, 2022
Revenue
Restaurant sales	$40,808	$42,236	$84,124	84,592
Royalty and other fees	2,190	2,611	4,160	4,714
Royalty - brand development and co-op	429	451	870	922
Total Revenue	43,427	45,298	89,154	90,228
Restaurant level operating expenses:
Food, beverage and paper costs	10,772	12,545	22,382	25,352
Labor and related expenses	12,699	12,328	25,916	24,910
Other operating expenses	7,760	7,421	15,216	14,613
Occupancy and related expenses	3,930	3,890	7,763	7,725
General and administrative expenses	5,812	7,406	12,388	13,432
Depreciation and amortization expense	3,295	4,730	6,522	9,174
Share-based compensation expense	556	909	5,230	8,285
Brand development, co-op and advertising expenses	933	1,126	2,029	1,839
Goodwill and intangible asset impairment	—	55,168	—	55,168
Restructuring costs and other charges, net	1,135	52	2,174	1,040
Total Operating Expenses	46,892	105,575	99,620	161,538
Operating Loss	(3,465)	(60,277)	(10,466)	(71,310)
Interest expense, net	(2,211)	(2,246)	(4,289)	(4,318)
Gain on change in value of warrant liability	(318)	1,858	(391)	1,324
Other loss	(5)	(47)	(5)	(80)
Loss before income taxes	(5,999)	(60,712)	(15,151)	(74,384)
Income tax expense	(2)	335	(2)	447
Net loss	$(6,001)	$(60,377)	$(15,153)	$(73,937)

Revenue

The following table presents our revenue by segment:

	Quarter Ended		Six Months Ended
(in thousands)	July 3, 2023	June 30, 2022	July 3, 2023	June 30, 2022
BurgerFi	$11,567	$13,458	$24,149	$25,853
Anthony’s	31,860	31,840	65,005	64,375
Total Consolidated	$43,427	$45,298	$89,154	$90,228

Comparison of the quarter ended July 3, 2023 and June 30, 2022

Restaurant Sales

For the quarter ended July 3, 2023, the Company’s restaurant sales decreased by approximately $1.4 million or 3% as compared to the quarter ended June 30, 2022. This decrease was primarily driven by a decrease in same-store sales at BurgerFi partially offset by the additional revenue from new restaurants acquired during 2023 and an increase in same-store sales at Anthony’s.

Restaurant Level Operating Expenses

Restaurant level operating expenses are as follows:

	Quarter Ended
	July 3, 2023		June 30, 2022
(in thousands, except for percentage data)	In dollars	As a % of restaurant sales	In dollars	As a % of restaurant sales
Consolidated:
Restaurant Sales	$40,808	100%	$42,236	100%
Restaurant level operating expenses:
Food, beverage and paper costs	10,772	26.4%	12,545	29.7%
Labor and related expenses	12,699	31.1%	12,328	29.2%
Other operating expenses	7,760	19.0%	7,421	17.6%
Occupancy and related expenses	3,930	9.6%	3,890	9.2%
Total	$35,161	86.2%	$36,184	85.7%

Anthony's:
Restaurant Sales	$31,860	100%	$31,840	100%
Restaurant level operating expenses:
Food, beverage and paper costs	8,076	25.3%	9,133	28.7%
Labor and related expenses	9,848	30.9%	9,426	29.6%
Other operating expenses	5,759	18.1%	5,313	16.7%
Occupancy and related expenses	3,003	9.4%	2,988	9.4%
Total	$26,686	83.8%	$26,860	84.4%

BurgerFi:
Restaurant Sales	$8,948	100%	$10,396	100%
Restaurant level operating expenses:
Food, beverage and paper costs	2,696	30.1%	3,412	32.8%
Labor and related expenses	2,851	31.9%	2,902	27.9%
Other operating expenses	2,001	22.4%	2,108	20.3%
Occupancy and related expenses	927	10.4%	902	8.7%
Total	$8,475	94.7%	$9,324	89.7%

Total consolidated restaurant level operating expenses as a percentage of restaurant sales was 86.2% for the quarter ended July 3, 2023 as compared to 85.7% for the quarter ended June 30, 2022, a 50 basis points increase. For the Anthony's brand, restaurant-level operating expenses, as a percentage of sales, improved 60 basis points for the quarter ended July 3, 2023, compared to the quarter ended June 30, 2022, driven primarily by lower food, beverage, and paper costs coupled with a slight increase in same-store sales. For the BurgerFi brand, restaurant-level operating expenses, as a percentage of sales, increased 500 basis points for the quarter ended July 3, 2023, compared to the quarter ended June 30, 2022, primarily due to lower leverage on sales.

Food, Beverage and Paper Costs

Food, beverage, and paper costs for the quarter ended July 3, 2023 decreased approximately $1.8 million, or 14.1% as compared to the quarter ended June 30, 2022. As a percentage of corporate-owned restaurant sales, food, beverage, and paper costs were 26.4% for the quarter ended July 3, 2023 as compared to 29.7% for the quarter ended June 30, 2022. This decrease was primarily attributable to lower food, beverage, and paper costs for both brands. The Anthony’s brand, contributed approximately $1.1 million, or 61% of the decrease was primarily attributable to lower food costs as a result of lower chicken wing prices than the comparable prior year quarter.

Labor and Related Expenses

Labor and related expenses for the quarter ended July 3, 2023 decreased by approximately $0.4 million, or 3.0% as compared to the quarter ended June 30, 2022. As a percentage of corporate-owned restaurant sales, labor, and related expenses were 31.1% for the quarter ended July 3, 2023 as compared to 29.2% for the quarter ended June 30, 2022. This 190 basis points increase is primarily due to higher per hour labor rates, higher training costs, and lower efficiencies due to turnover at both brands.

Other Operating Expenses

Other operating expenses for the quarter ended July 3, 2023 increased by approximately $0.3 million, or 4.6% as compared to the quarter ended June 30, 2022. As a percentage of corporate-owned restaurant sales, other operating expenses were 19.0% for the quarter ended July 3, 2023 as compared to 17.6% for the quarter ended June 30, 2022. This 140 basis points increase primarily relates to increased repairs and maintenance, technology and other restaurant expenses compared to the prior year quarter, which includes inflationary increases.

Occupancy and Related Expenses

Occupancy and related expenses for the quarter ended July 3, 2023 increased by approximately $0.04 million, or 1.0%, as compared to the quarter ended June 30, 2022. As a percentage of corporate-owned restaurant sales, occupancy and related expenses were 9.6% for the quarter ended July 3, 2023 as compared to 9.2% for the quarter ended June 30, 2022. This increase in percentage of corporate-owned restaurant sales was due to lower sales leverage, operation of more Burgerfi corporate-owned restaurants during the quarter and increased pass-thru operating expense adjustments from landlords.

General and Administrative Expenses

General and administrative expenses quarter ended July 3, 2023 decreased by approximately $1.6 million, or 22% as compared to the quarter ended June 30, 2022. The change was due to lower merger integration activities, wages, and professional fees incurred during the quarter ended July 3, 2023 as compared to the quarter ended June 30, 2022. During the current quarter, we reduced headcount in our restaurant support center driven by efficiencies gained by merger and integration activities.

Depreciation and Amortization Expense

Depreciation and amortization expense was $3.3 million for the quarter ended July 3, 2023, as compared to $4.7 million for the quarter ended June 30, 2022. This decrease was primarily related to lower asset values due to fully depreciated assets and as a results of impairments recorded during the prior year.

Share-Based Compensation Expense

Share-based compensation expense was $0.6 million for the quarter ended July 3, 2023, as compared to $0.9 million for the quarter ended June 30, 2022, primarily due to lower amortization of restricted stock unit grants during the quarter ended July 3, 2023 as compared to the prior year quarter.

Brand Development, Co-op and Advertising Expense

Brand development, co-op and advertising expense was $0.9 million for the quarter ended July 3, 2023, as compared to $1.1 million for the quarter ended June 30, 2022. This decrease primarily relates to the timing of advertising activities in 2023 when compared to the same quarter in the prior year.

Restructuring costs and other charges, net

Restructuring costs and other charges, net for the quarter ended July 3, 2023 of $1.1 million primarily related to severance for the departure of the former Chief Executive Officer and Chief Financial Officer during the quarter offset by $0.2 million of credits related to store closure and lease termination recovery. Restructuring costs and other charges, net for the quarter ended June 30, 2022 of $0.1 million, primarily related to store closure costs for unopened locations.

Interest Expense

Interest expense was approximately $2.2 million for the quarter ended July 3, 2023 and June 30, 2022, respectively. Interest expense primarily resulted from interest associated with our Credit Agreement, interest accretion on the related party note, and the accretion in value of our outstanding preferred stock.

Loss on Change in Value of Warrant Liability

The Company recorded a non-cash loss of approximately $0.3 million during the quarter ended July 3, 2023, as compared to a non-cash gain of approximately $1.9 million during the quarter ended June 30, 2022, related to a change in the fair value of the warrant liability as a result of an increase in the market price of our outstanding warrants.

Net Loss

Net loss was $6.0 million, as compared with a net loss of $60.4 million for the quarter ended July 3, 2023 and June 30, 2022, respectively. The change was primarily due to goodwill impairment charges during the prior year quarter, lower general and administrative expenses, lower depreciation and amortization expense than the prior year period partially offset by loss on change in fair value of warrants and increase in restructuring costs and other charges, net.

Adjusted EBITDA

Adjusted EBITDA was approximately $2.0 million and $2.6 million for the quarter ended July 3, 2023 and June 30, 2022, respectively. The decrease in Adjusted EBITDA for the quarter ended July 3, 2023 is primarily the result of lower corporate-owned restaurant sales for the BurgerFi brand partially offset by lower restaurant level operating expenses and general and administrative expenses. Please see below for reconciliation of non-U.S. GAAP financial measure Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net (loss) income on a consolidated basis and by segment.

Comparison of the six months ended July 3, 2023 and June 30, 2022

For the six months ended July 3, 2023, the Company’s restaurant sales decreased by approximately $0.5 million or 1% as compared to the six months ended June 30, 2022. This decrease was primarily driven by a decrease in same-store sales at BurgerFi partially offset by the additional revenue from new restaurants acquired during 2023 and an increase in same-store sales at Anthony’s.

Restaurant Level Operating Expenses

Restaurant level operating expenses are as follows:

	Six Months Ended
	July 3, 2023		June 30, 2022
(in thousands, except for percentage data)	In dollars	As a % of restaurant sales	In dollars	As a % of restaurant sales
Consolidated:
Restaurant Sales	$84,124	100%	$84,592	100%
Restaurant level operating expenses:
Food, beverage and paper costs	22,382	26.6%	25,352	30.0%
Labor and related expenses	25,916	30.8%	24,910	29.4%
Other operating expenses	15,216	18.1%	14,613	17.3%
Occupancy and related expenses	7,763	9.2%	7,725	9.1%
Total	$71,277	84.7%	$72,600	85.8%

Anthony's:
Restaurant Sales	$65,005	100%	$64,375	100%
Restaurant level operating expenses:
Food, beverage and paper costs	16,738	25.7%	18,910	29.4%
Labor and related expenses	20,089	30.9%	19,259	29.9%
Other operating expenses	11,128	17.1%	10,562	16.4%
Occupancy and related expenses	5,957	9.2%	5,860	9.1%
Total	$53,912	82.9%	$54,591	84.8%

BurgerFi:
Restaurant Sales	$19,119	100%	$20,217	100%
Restaurant level operating expenses:
Food, beverage and paper costs	5,644	29.5%	6,442	31.9%
Labor and related expenses	5,827	30.5%	5,651	28.0%
Other operating expenses	4,088	21.4%	4,051	20.0%
Occupancy and related expenses	1,807	9.5%	1,865	9.2%
Total	$17,366	90.8%	$18,009	89.1%

Total consolidated restaurant level operating expenses as a percentage of restaurant sales was 84.7% for the six months ended ended July 3, 2023, as compared to 85.8% for the six months ended June 30, 2022 resulting in an improvement of 110 basis points in operating margin. For the Anthony's brand, restaurant-level operating expenses, as a percentage of sales was 82.9%, a decrease of 190 basis points for the six months ended July 3, 2023, as compared to 84.8% for the six months ended June 30, 2022, driven primarily by higher restaurant sales and lower food costs. For the BurgerFi brand, restaurant-level operating expenses, as a percentage of sales increased 170 basis points for the six months ended July 3, 2023 from 90.8%, as compared to 89.1% for the six months ended June 30, 2022, primarily due to lower food costs partially offset by lower leverage on sales.

Food, Beverage and Paper Costs

Food, beverage, and paper costs for the six months ended July 3, 2023 decreased approximately $3.0 million, or 12%, as compared to the six months ended June 30, 2022. As a percentage of corporate-owned restaurant sales, food, beverage and paper costs were 26.6% for the six months ended July 3, 2023 as compared to 30.0% for the six months ended June 30, 2022. This decrease was primarily attributable to lower food costs for the Anthony’s brand due primarily to lower chicken wing prices compared to the prior six months, which contributed approximately $2.2 million, or 74% of the decrease.
Labor and Related Expenses

Labor and related expenses for the six months ended July 3, 2023 increased by approximately $1.0 million, or 4.0%, as compared to the six months ended June 30, 2022. As a percentage of corporate-owned restaurant sales, labor and related expenses were 30.8% for the six months ended July 3, 2023, as compared to 29.4% for the six months ended June 30, 2022. This 140 basis points increase is primarily due to per hour labor rates, higher training costs, and lower efficiencies due to turnover at both brands, in addition to more BurgerFi corporate stores operating in the current year when compared to the prior year.

Other Operating Expenses

Other operating expenses for the six months ended July 3, 2023 increased by approximately $0.6 million, or 4.1%, as compared to the six months ended June 30, 2022. As a percentage of corporate-owned restaurant sales, other operating expenses were 18.1% for the six months ended July 3, 2023 as compared to 17.3% for the six months ended June 30, 2022. This 80 basis points increase in the current year primarily relates to increased repairs and maintenance, technology, and other restaurant expenses compared to the prior year, including inflationary increases.

Occupancy and Related Expenses

Occupancy and related expenses for the six months ended July 3, 2023 increased by approximately $0.04 million, or 0.5%. As a percentage of corporate-owned restaurant sales, occupancy and related expenses were 9.2% for the six months ended July 3, 2023, as compared to 9.1% for the six months ended June 30, 2022.

General and Administrative Expenses

General and administrative expense was $12.4 million for the six months ended July 3, 2023 and decreased by approximately $1.0 million, or 7%, as compared to the six months ended June 30, 2022. The decrease was due to lower lower merger integration activities, wages, and professional fees incurred during the six months ended July 3, 2023, as compared to the six months ended June 30, 2022. During the six months ended July 3, 2023, we reduced headcount in our restaurant support center driven by efficiencies gained by merger and integration activities.

Depreciation and Amortization Expense

Depreciation and amortization expense was $6.5 million for the six months ended July 3, 2023, as compared to $9.2 million for the six months ended June 30, 2022. This decrease was primarily related to lower asset values due to fully depreciated assets and as a result of impairments recorded during the prior year.

Share-Based Compensation Expense

Share-based compensation expense was $5.2 million for the six months ended July 3, 2023, as compared to $8.3 million for the six months ended June 30, 2022, primarily due to lower amortization of restricted stock unit grants during the six months ended July 3, 2023 as compared to six months ended June 30, 2022.

Brand Development, Co-op and Advertising Expense

Brand development, co-op, and advertising expense was $2.0 million for the six months ended July 3, 2023, as compared to $1.8 million for the six months ended June 30, 2022. This increase primarily relates to the timing of advertising activities in the early part of 2023 when compared to the six months ended June 30, 2022.

Restructuring costs and other charges, net

Restructuring costs and other charges, net for the six months ended July 3, 2023 of $2.2 million, primarily related to expenses in connection with the Credit Agreement requirements to raise additional capital or debt of $1.1 million and severance of $1.1 million for departure of our former Chief Executive Officer and Chief Financial Officer during the current year. Restructuring costs and other charges, net for the six months ended June 30, 2022 of $1.0 million, primarily related to store pre-opening costs and store closure costs. See Note 10, “Debt,” for further discussion of our credit facilities and indebtedness.

Interest Expense

Interest expense was approximately $4.3 million for the six months ended ended July 3, 2023, as compared to $4.3 for the six months ended June 30, 2022. Interest expense primarily resulted from interest associated with our senior credit facility, interest accretion on the related party note, and the accretion in value of our outstanding preferred stock.

Loss on Change in Value of Warrant Liability

The Company recorded a non-cash loss of approximately $0.4 million during the six months ended July 3, 2023, as compared to a non-cash gain of approximately $1.3 million during the six months ended June 30, 2022 related to a change in the fair value of the warrant liability as a result of an increase in the market price of our outstanding warrants.

Net Loss

Net loss for the six months ended was $15.2 million, as compared with a net loss of $73.9 million, for the six months ended July 3, 2023 and 2022, respectively. The change was primarily due to goodwill and intangible asset impairment charges in the prior year, lower food, beverage, and paper costs, reduced share-based compensation expense and lower depreciation and amortization expense, partially offset by higher restructuring costs and other charges, net and loss on change in value of warrant liability as compared to the prior year.

Adjusted EBITDA

Adjusted EBITDA was approximately $4.6 million and $4.9 million for the six months ended July 3, 2023 and June 30, 2022, respectively. The decrease in Adjusted EBITDA for the six months ended July 3, 2023 is primarily the result of lower systemwide revenues, higher restaurant level operating expenses as a percentage of sales and higher general and administrative expenses partially offset by lower food, beverage and paper costs as a percentage of sales. Please see below for reconciliation of non-U.S. GAAP financial measure Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net (loss) income on a consolidated basis and by segment.

Non-U.S. GAAP Financial Measures

As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”). We define Adjusted EBITDA as net loss before goodwill impairment, lease termination recovery, share-based compensation expense, depreciation and amortization expense, interest expense (which includes accretion on the value of preferred stock and interest accretion on related party note), restructuring costs, merger, acquisition and integration costs, legal settlements, store closure costs, loss (gain) on change in value of warrant liability, income tax expense (benefit) and (gain) loss on sale of assets.

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

Below is a reconciliation of Non-U.S. GAAP Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss on a consolidated basis and by segment for the quarter and six months ended July 3, 2023 and June 30, 2022:

	Consolidated		BurgerFi		Anthony's
Quarter Ended (in thousands)	July 3, 2023	June 30, 2022	July 3, 2023	June 30, 2022	July 3, 2023	June 30, 2022
Net loss	$(6,001)	$(60,377)	$(5,159)	$(21,726)	$(842)	$(38,651)
Goodwill impairment	—	55,168	—	17,505	—	37,663
Lease termination recovery	(42)	—	(42)		—	—
Share-based compensation expense	556	909	529	909	27	—
Depreciation and amortization expense	3,295	4,730	2,147	2,616	1,148	2,114
Interest expense	2,211	2,246	1,004	992	1,207	1,254
Restructuring costs	1,127	—	413	—	714	—
Merger, acquisition and integration costs	299	1,893	234	1,846	65	47
Legal settlements	228	187	225	187	3	—
Store closure costs	50	52	9	52	41	—
Loss (gain) on change in value of warrant liability	318	(1,858)	318	(1,858)	—	—
Income tax expense (benefit)	2	(335)	—	(341)	2	6
(Gain) loss on sale of assets	(10)	—	(6)	—	(4)	—
Adjusted EBITDA	$2,033	$2,615	$(328)	$182	$2,361	$2,433

	Consolidated		BurgerFi		Anthony's
Six Months Ended (in thousands)	July 3, 2023	June 30, 2022	July 3, 2023	June 30, 2022	July 3, 2023	June 30, 2022
Net (loss) income	$(15,153)	$(73,937)	$(14,757)	$(34,686)	$(396)	$(39,251)
Goodwill impairment	—	55,168	—	17,505	—	37,663
Lease termination recovery	(42)	—	(42)		—	—
Share-based compensation expense	5,230	8,285	5,203	8,285	27	—
Depreciation and amortization expense	6,522	9,174	4,237	5,123	2,285	4,051
Interest expense	4,289	4,318	1,922	1,957	2,367	2,361
Restructuring costs	2,044	—	1,078	—	966	—
Merger, acquisition and integration costs	627	2,304	562	2,191	65	113
Legal settlements	510	312	507	312	3	—
Store closure costs	171	566	74	586	97	(20)
Loss (gain) on change in value of warrant liability	391	(1,324)	391	(1,324)	—	—
Pre-opening costs	—	474	—	474	—	—
Income tax benefit	2	(447)	—	(451)	2	4
Loss (gain) on sale of assets	(10)	—	(6)	—	(4)	—
Adjusted EBITDA	$4,581	$4,893	$(831)	$(28)	$5,412	$4,921

.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability on our line of credit. As of July 3, 2023, we had liquidity of $14.7 million, comprised of a cash balance of $10.7 million and $4.0 million of undrawn availability on our line of credit.

Our primary requirements for liquidity are to fund our working capital needs, operating and finance lease obligations, capital expenditures, and general corporate needs. Our requirements for working capital are generally not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale, and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our ongoing capital expenditures are principally related to light remodels and equipment replacement, as well as investments in our digital and corporate infrastructure. We estimate our capital expenditures will be approximately $2.0 million for the year ending January 1, 2024.

As discussed in Note 8 “Commitments and Contingencies” to the consolidated financial statements included within this report, in the case of Second 82nd SM, LLC v. BF NY 82, LLC et al., the Court entered an order granting the Landlord’s Motion for Summary Judgment and ordered a damages hearing on the motion. As a result, unless the parties otherwise agree to a settlement prior to the damages hearing, the Company expects a judgment to be entered against it of at least approximately $1.2 million. The parties, however, continue to discuss possible settlement prior to the damages hearing, including re-opening the BurgerFi brand restaurant at this location, as well as the payment, including timing, of past due rent amounts to the Landlord. In addition, the Company is considering other alternatives, including the need to refinance or restructure its debt, sell assets, or seek to raise additional capital, including debt or equity. If the Company is unable to implement one or more of these options or is otherwise unsuccessful in negotiating a settlement, which the Company believes is unlikely, and the court entered a final judgment against the Company, management believes it is possible that the Company will not be in compliance with the certain of the financial covenants in its Credit Agreement, which would constitute a breach of the Credit Agreement and an event of default if not cured in accordance with its terms. See Note 8 “Commitments and Contingencies” to the consolidated financial statements included within this report, as well as Risk Factors included in our 2022 Form 10-K for a discussion of the potential material consequences to such an event.

We have implemented, and may continue to further implement price increases to mitigate the inflationary effects of food and labor costs, however, we cannot predict the long-term impact of these negative economic conditions on our restaurant profitability.

We currently believe we are able to pay our obligations as they become due for at least the next 12 months and for the foreseeable future, with our cash flow generated from operations and our cash on hand balance and availability under our line of credit.

The following table presents the summary cash flow information for the periods indicated:

	Six Months Ended
(in thousands)	July 3, 2023	June 30, 2022
Net cash (used in) provided by:
Operating activities	$(2,616)	$3,888
Investing activities	(1,020)	(31)
Financing activities	2,430	(2,999)
Net (decrease) increase in cash	$(1,206)	$858

Cash Flows (Used in) Provided by Operating Activities

During the six months ended ended July 3, 2023, cash flows used in operating activities were approximately $2.6 million. The cash flows used in operating activities resulted from a net loss of $15.2 million, which was primarily related to depreciation and amortization expense of $6.5 million, share-based compensation expense of $5.2 million and non-cash interest expense of $2.4 million. Additionally, changes in operating assets and liabilities resulted in a net liability decrease of approximately $1.8 million, which was mainly due to a net decrease in accrued expenses and other current liabilities, primarily as a result of legal settlements and professional services related to obtaining financing under the Credit Agreement.

Cash Flows Used in Investing Activities

During the six months ended July 3, 2023, cash flows used in investing activities were approximately $1.0 million, which were primarily related to purchases of property and equipment for minor remodels and equipment replacements.

Cash Flows Provided by Financing Activities

During the six months ended ended July 3, 2023, cash flows provided by financing activities were approximately $2.4 million, which were primarily related to principal payments on borrowings of approximately $5.7 million, which included repayment of $7.0 million on our line of credit and $1.6 million repayment on our term loan, offset by proceeds from borrowings of $5.1 million on our related party note and proceeds of $3.4 million from the private placement of 2,868,853 shares of our common stock.

Credit Agreement

The Company is party to a credit agreement with a syndicate of commercial banks (as amended, the “Credit Agreement”), which provides the Company with lender financing structured as a $53.7 million term loan and a $4.0 million line of credit as of July 3, 2023, with a maturity date of September 30, 2025.

On February 1, 2023, the Credit Agreement was amended through the Fourteenth Amendment and subsequently on February 24, 2023 further amended through the Fifteenth Amendment resulting in the Company and its subsidiaries entering into a Secured Promissory Note (the “Note”) with CP7 Warming Bag L.P., an affiliate of L. Catterton Fund L.P., as lender (the “Junior Lender”), pursuant to which the Junior Lender continued that certain delayed draw term loan (the “Delayed Draw Term Loan”) of $10.0 million, under the Credit Agreement, which is junior subordinated secured indebtedness, and also provided $5.1 million of new junior subordinated secured indebtedness, to the Company (collectively (the “Junior Indebtedness”), for a total of $15.1 million in junior subordinated secured debt on terms reasonably acceptable to the Required Lenders (as defined in the Credit Agreement), including, without limitation, that (1) such indebtedness shall not mature until at least two (2) years after the maturity date of the credit facility of September 30, 2025; (2) no payments of cash interest shall be made on such indebtedness until after the repayment in full of the obligations under the Credit Agreement; and (3) no scheduled or voluntary payments of principal shall be made until after the repayment in full of the obligations under the Credit Agreement.

On July 7, 2023 the Credit Agreement was amended through the Sixteenth Amendment, which amended the definition of EBITDA for the purposes of expanding the scope of non-recurring items that may be included in our determination of Adjusted EBTIDA, as well as modifications to certain covenants for leverage and fixed charge ratios and requirements and timeline for when a management consultant must be engaged.

We had recorded $14.4 million, net of unamortized discount of $0.7 million under the Junior Indebtedness as of July 3, 2023 included in related party note payable in the accompanying consolidated balance sheets.

Information regarding our Credit Agreement can be found under Note 10, “Debt,” to the consolidated financial statements included within this report.

Critical Accounting Policies and Use of Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission. During the six months ended July 3, 2023, there were no material changes in our critical accounting estimates or policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 3, 2023.

Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended July 3, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

Item 5. Other Information

None

Item 6.    Exhibits

The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit Index

Exhibit No.	Description

10.1+
Amended and Restated Employment Agreement, effective as of May 8, 2023, by and between BurgerFi International, Inc. and John Iannucci (Incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant on May 17, 2023)

10.2
Consulting Agreement, dated May 8, 2023, by and between BurgerFi International, Inc. and Ian Baines (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on May 8, 2023)

10.3+
Employment Agreement, dated May 23, 2023, by and between BurgerFi International, Inc. and Carl Bachmann (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on May 30, 2023)

10.4*
Stock Purchase Agreement dated June 1, 2023 by and among between CG2 Capital LLC and the Company BurgerFi International, Inc. (Incorporated by reference to a Prospective Supplement to Prospective Dated December 22, 2022 filed by the registrant on June 2, 2023)

10.5+*	Amended and Restated Employment Agreement, effective June 6, 2023, by and between BurgerFi International, Inc. and Stefan K. Schnopp

10.6+
Employment Agreement, effective as of July 10 dated June 8, 2023, by and between BurgerFi International, Inc. and Chris Jones (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on June 13, 2023

10.7
Sixteenth Amendment to Credit Agreement, dated July 7, 2023, by and among BurgerFi International, Inc., BurgerFi International, Inc.’s subsidiaries, Plastic Tripod, Inc., the subsidiary guarantors party thereto, Regions Bank, as administrative agent for the lenders, collateral agent for the lenders, a lender, swingline lender and issuance bank, Cadence Bank, as a lender, Webster Bank, National Association, as a lender, Synovus Bank, as a lender, and the other lenders party from time to time thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on July 7, 2023)

31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2023 has been formatted in Inline XBRL.
___________________________
*    Filed herewith.
**    Furnished.
+    Indicates a management contract or a compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 17, 2023

BurgerFi International, Inc.

By:	/s/ Carl Bachmann
Carl Bachmann
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Christopher Jones
Christopher Jones
Chief Financial Officer (Principal Financial and Accounting Officer)