Form 10-Q
period 2023-10-02
BurgerFi International, Inc.
filed 2023-11-15
CIK 1723580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of November 13, 2023 was 26,829,112

i

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
ii

Part I. Financial Information.

Item 1. Financial Statements.
BurgerFi International Inc., and Subsidiaries
Consolidated Balance Sheets

	Unaudited
(in thousands, except for per share data)	October 2, 2023	January 2, 2023
Assets
Current Assets
Cash	$9,746	$11,917
Accounts receivable, net	1,229	1,926
Inventory	1,376	1,320
Assets held for sale	732	732
Prepaid expenses and other current assets	972	2,564
Total Current Assets	$14,055	$18,459
Property & equipment, net	17,987	19,371
Operating right-of-use assets, net	46,070	45,741
Goodwill	31,621	31,621
Intangible assets, net	153,091	160,208
Other assets	1,114	1,380
Total Assets	$263,938	$276,780
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable - trade and other	$8,216	$8,464
Accrued expenses	8,179	10,589
Short-term operating lease liability	12,252	9,924
Short-term borrowings, including finance leases	3,539	4,985
Other current liabilities	2,700	6,241
Total Current Liabilities	$34,886	$40,203
Non-Current Liabilities
Long-term borrowings, including finance leases	49,396	53,794
Redeemable preferred stock, $0.0001 par value, 10,000,000 shares authorized, 2,120,000 shares issued and outstanding as of October 2, 2023 and January 2, 2023, $53 million principal redemption value, respectively	54,545	51,418
Long-term operating lease liability	40,672	40,748
Related party note payable	14,450	9,235
Deferred income taxes	1,223	1,223
Other non-current liabilities	1,120	1,212
Total Liabilities	$196,292	$197,833
Commitments and Contingencies - Note 8
Stockholders' Equity
Common stock, $ 0.0001 par value, 100,000,000 shares authorized, 26,805,474, and 22,257,772 shares issued and outstanding as of October 2, 2023 and January 2, 2023, respectively	2	2
Additional paid-in capital	314,905	306,096
Accumulated deficit	(247,261)	(227,151)
Total Stockholders' Equity	$67,646	$78,947
Total Liabilities and Stockholders' Equity	$263,938	$276,780

See accompanying notes to consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended		Nine Months Ended
(in thousands, except for per share data)	October 2, 2023	October 3, 2022	October 2, 2023	October 3, 2022
Revenue
Restaurant sales	$37,324	$40,361	$121,448	124,954
Royalty and other fees	1,698	2,465	5,858	7,179
Royalty - brand development and co-op	458	429	1,328	1,351
Total Revenue	$39,480	$43,255	$128,634	$133,484
Restaurant level operating expenses:
Food, beverage and paper costs	9,947	11,665	32,329	37,017
Labor and related expenses	11,853	12,217	37,769	37,126
Other operating expenses	7,199	7,464	22,415	22,077
Occupancy and related expenses	3,933	3,848	11,697	11,575
General and administrative expenses	4,638	5,511	17,027	18,943
Depreciation and amortization expense	3,272	4,253	9,794	13,427
Share-based compensation expense	172	1,010	5,401	9,295
Brand development, co-op and advertising expenses	999	1,159	3,028	2,998
Restructuring costs and other charges, net	515	568	2,688	1,608
Goodwill and intangible asset impairment	—	—	—	55,168
Total Operating Expenses	$42,528	$47,695	$142,148	$209,234
Operating Loss	(3,048)	(4,440)	(13,514)	(75,750)
Interest expense, net	(2,219)	(2,245)	(6,508)	(6,562)
Gain (Loss) on change in value of warrant liability	224	726	(167)	2,050
Other income, net	85	2,627	81	2,546
Loss before income taxes	$(4,958)	$(3,332)	$(20,108)	$(77,716)
Income tax (expense) benefit	—	—	(2)	447
Net loss	$(4,958)	$(3,332)	$(20,110)	$(77,269)
Weighted average common shares outstanding:
Basic and Diluted	26,793,358	22,253,232	25,078,410	22,146,258

Net loss per common share:
Basic and Diluted	$(0.19)	$(0.15)	$(0.80)	$(3.49)

See accompanying notes to consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
(in thousands, except for share data)	Shares	Amount
Balance as of June 30, 2022	22,253,232	$2	$304,191	$(197,656)	$106,537
Share-based compensation	—	—	1,010	—	1,010
Vested shares issued	—	—	—	—	—
Shares issued in acquisition of Anthony's*	—	—	—	—	—
Shares withheld for taxes	—	—	—	—	—
Net income	—	—	—	(3,332)	(3,332)
Balance as of October 3, 2022	22,253,232	$2	$305,201	$(200,988)	$104,215

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
(in thousands, except for share data)	Shares	Amount
Balance as of July 3, 2023	26,724,218	$2	$314,749	(242,303)	$72,448
Shares issued in private placement	—	—	—	—	—
Share-based compensation	—	—	172	—	172
Vested shares issued	81,256	—	—	—	—
Shares issued in legal settlement	—	—	—	—	—
Shares withheld for taxes	—	—	(16)	—	(16)
Net loss	—	—	—	(4,958)	(4,958)
Balance as of October 2, 2023	26,805,474	$2	$314,905	$(247,261)	$67,646

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
(in thousands, except for share data)	Shares	Amount
Balance as of December 31, 2021	21,303,500	$2	$296,992	$(123,719)	$173,275
Share-based compensation	—	—	5,485	—	5,485
Shares issued for share-based compensation	965,676	—	3,810	—	3,810
Shares issued in acquisition of Anthony's*	123,131	—	—	—	—
Shares withheld for taxes	(139,075)	—	(1,086)	—	(1,086)
Net income	—	—	—	(77,269)	(77,269)
Balance as of October 3, 2022	22,253,232	$2	$305,201	$(200,988)	$104,215

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
(in thousands, except for share data)	Shares	Amount
Balance as of January 2, 2023	22,257,772	$2	$306,096	$(227,151)	$78,947
Shares issued in private placement	2,868,853	—	3,436	—	3,436
Share-based compensation	—	—	5,401	—	5,401
Vested share issued	1,762,313	—	—	—	—
Shares issued in legal settlement	200,000	—	352	—	352
Shares withheld for taxes	(283,464)	—	(380)	—	(380)
Net loss	—	—	—	(20,110)	(20,110)
Balance as of October 2, 2023	26,805,474	$2	$314,905	$(247,261)	$67,646

*Timing of share issuance differs from recognition of related financial statement dollar amounts.

See accompanying notes to consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(in thousands)	October 2, 2023	October 3, 2022
Cash Flows (Used in) Provided by Operating Activities
Net loss	$(20,110)	$(77,269)
Adjustments to reconcile net loss income to net cash (used in) provided by operating activities
Goodwill impairment	—	55,168
Recovery of doubtful accounts, net	—	(150)
Depreciation and amortization	9,794	13,427
Share-based compensation	5,401	9,295
Gain on legal settlement, net	(619)	—
Forfeited franchise deposits	(374)	(884)
Non-cash lease cost	(44)	173
Loss (gain) on change in value of warrant liability	167	(2,050)
(Gain) loss on disposal of property and equipment	(96)	720
Deferred income taxes	—	(447)
Other non-cash interest	3,606	3,512
Other, net	2	—
Changes in operating assets and liabilities
Accounts receivable	709	295
Inventory	(34)	70
Prepaid expenses and other assets	1,817	(2,350)
Accounts payable - trade and other	(300)	1,156
Accrued expenses and other current liabilities	(3,206)	2,160
Other long-term liabilities	123	(263)
Cash Flows (Used in) Provided by Operating Activities	$(3,164)	$2,563
Net Cash Flows Used In Investing Activities
Purchases of property and equipment	(1,425)	(1,330)
Proceeds from the sale of property and equipment	936	1,025
Other investing activities	—	(117)
Net Cash Flows Used In Investing Activities	$(489)	$(422)
Net Cash Flows Provided by (Used In) Financing Activities
Proceeds from issuance of common stock	3,436	—
Payments on borrowings	(6,497)	(2,507)
Proceeds from related party note payable	5,100	—
Proceeds from line of credit	—	1,000
Tax payments for restricted stock upon vesting	(380)	(1,086)
Debt issuance costs	(57)	(164)
Repayments of finance leases	(120)	(132)
Net Cash Flows Provided by (Used in) Financing Activities	$1,482	$(2,889)
Net Decrease in Cash and Cash Equivalents	(2,171)	(748)
Cash and Cash Equivalents, beginning of period	11,917	14,889
Cash and Cash Equivalents, end of period	$9,746	$14,141

Supplemental cash flow disclosures:
Cash paid for interest	$2,562	$2,180
Fair value of net liabilities assumed in legal settlement	$(79)	$—
Fair value of common stock issued in legal settlement	$352	$—
ROU assets obtained in the exchange for lease liabilities:
Finance leases	$466	$—
Operating leases	$8,463	$—

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

As of October 2, 2023, the Company had 169 franchised and corporate-owned restaurants of the two following brands:

BurgerFi. BurgerFi is a fast-casual “better burger” concept with 110 franchised and corporate-owned restaurants as of October 2, 2023, offering burgers, hot dogs, crispy chicken, hand-cut fries, frozen custard and shakes, beer, wine and more.

Anthony’s. Anthony’s is a pizza and wing brand that operated 59 corporate-owned casual restaurant locations, as of October 2, 2023. The concept is centered around a coal-fired oven, and its menu offers “well-done” pizza, coal-fired chicken wings, homemade meatballs, and a variety of handcrafted sandwiches and salads.

Corporate-owned stores and Franchised stores

Store activity for the nine months ended October 2, 2023 and the year ended January 2, 2023 is as follows:

	October 2, 2023			January 2, 2023
	Corporate-owned	Franchised	Total	Corporate-owned	Franchised	Total
Total BurgerFi and Anthony's	85	84	169	85	89	174

BurgerFi stores, beginning of the period	25	89	114	25	93	118
BurgerFi stores opened	—	5	5	3	8	11
BurgerFi stores acquired / (transferred)	2	(2)	—	(3)	3	—
BurgerFi stores closed	(1)	(8)	(9)	—	(15)	(15)
BurgerFi total stores, end of the period	26	84	110	25	89	114

Anthony's stores, beginning of period	60	—	60	61	—	61
Anthony's stores opened	—	—	—	—	—	—
Anthony's stores closed	(1)	—	(1)	(1)	—	(1)
Anthony's total stores, end of the period	59	—	59	60	—	60

Store totals included two international stores at October 2, 2023 and one international store at January 2, 2023.

2.    Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as discussed below and elsewhere through this Quarterly Report on Form 10-Q, substantial doubt about the Company’s ability to continue as a going concern exists. Please see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Risk Factors in the Company’s Annual Report on Form 10-K for the year ended January 2, 2023 (the “2022 Form 10-K”) and this Quarterly Report on Form 10-Q, for further information.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The Company’s credit agreement (“Credit Agreement”) with a syndicate of banks has approximately $52.1 million in financing outstanding as of October 2, 2023, and expires on September 30, 2025. The Credit Agreement contains numerous covenants, including those whereby the Company is required to meet certain trailing twelve-month quarterly financial ratios and a minimum liquidity requirement. The Company was in compliance with all of the covenants under the Credit Agreement as of October 2, 2023.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated balance sheet as of January 3, 2023 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended January 2, 2023 contained in the 2022 Form 10-K.

We are required to evaluate events occurring after October 2, 2023 for recognition and disclosure in the unaudited consolidated financial statements for the quarter and nine month periods ended October 2, 2023. Events are evaluated based on whether they represent information existing as of October 2, 2023, which require recognition, or new events occurring after October 2, 2023 which do not require recognition but require disclosure if the event is significant. We evaluated events occurring subsequent to October 2, 2023 through the date of issuance of these unaudited consolidated financial statements.

On July 28, 2022, our Board of Directors approved the change to a 52-53-week fiscal year ending on the Monday nearest to December 31 of each year in order to improve the alignment of financial and business processes following the acquisition of Anthony’s. Our third fiscal quarter of 2023 ended on October 2, 2023. Our current fiscal year will end on January 1, 2024. As of October 3, 2022, the BurgerFi brand operated on a calendar year-end and the Anthony’s brand operated on a 52-53-week fiscal year. Differences arising from the different fiscal period-ends were not deemed material for the quarter ended October 3, 2022.

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

Employer Retention Tax Credits

As of October 2, 2023 and January 2, 2023, the Company had $0.1 million and $1.5 million, respectively, of receivables related to the Taxpayer Certainty and Disaster Relief Act of 2020 included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Prepaid expenses

The Company routinely issues prepayments to landlords, insurers and vendors in the ordinary course of business. As of October 2, 2023 and January 2, 2023, the Company had $0.8 million and $0.9 million, respectively of prepayments included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Assets Held for Sale

In February 2020, the Company entered into an asset purchase agreement with an unrelated third party for the sale of substantially all of the assets used in connection with the operation of BF Dania Beach, LLC. The closing of this transaction has been delayed due to additional on-going negotiations. In the event the transaction is terminated, the Company will begin operating this BurgerFi restaurant, and return the deposit of $0.9 million included in other current assets to the unrelated third-party purchaser. Assets used in the operations of BF Dania Beach, LLC totaling $0.7 million have been classified as held for sale in the accompanying consolidated balance sheets as of October 2, 2023 and January 2, 2023.

During the quarter ended October 2, 2023, the Company recognized $0.1 million in gain on sale of assets in other income, net on our consolidated statements of operations from the sale of a liquor license intangible asset for one of our closed Anthony’s locations with a book value of $0.8 million and classified as assets held for sale in a prior period.

Other Current Liabilities

The Company incurs liabilities associated with the sale of gift cards and gift certificates. As of October 2, 2023 and January 2, 2023, the Company had $0.8 million and $1.8 million, respectively of gift card and gift certificate liabilities included in other current liabilities on the accompanying consolidated balance sheets.

The Company incurs liabilities resulting from its customer loyalty program. As of October 2, 2023 and January 2, 2023, the Company had $0.9 million and $0.8 million, respectively of liabilities for its loyalty program in the accompanying consolidated balance sheets.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Restructuring Costs

Restructuring costs for the periods shown consist of the following:

	Quarter Ended		Nine Months Ended
(in thousands)	October 2, 2023	October 3, 2022	October 2, 2023	October 3, 2022
Expenses related to financing	$70	$—	$1,152	$—
Severance and onboarding costs associated with change in CEO and CFO	282	—	1,244	—
Pre-Opening Costs			—	474
Store Closure Costs	163	568	334	1,134
Lease impairment recovery	—	—	(42)	—
Total	$515	$568	$2,688	$1,608

3.    Property & Equipment

Property and equipment consisted of the following:

(in thousands)	October 2, 2023	January 2, 2023
Leasehold improvements	$18,242	$17,029
Kitchen equipment and other equipment	8,622	8,196
Computers and office equipment	1,625	1,468
Furniture and fixtures	2,867	2,677
Vehicles	6	37
	31,362	29,407
Less: Accumulated depreciation and amortization	(13,375)	(10,036)
Property and equipment – net	$17,987	$19,371

Depreciation and amortization expense on property and equipment totaled $1.1 million and $3.4 million for the quarter and nine months ended October 2, 2023, respectively. Depreciation and amortization expense on property and equipment totaled $2.2 million and $7.1 million for the quarter and nine months ended October 3, 2022, respectively. Depreciation and amortization expense decreased due to assets fully depreciating and impairments taken during 2022.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

4.    Goodwill and Intangible Assets, Net

The following is a summary of the components of goodwill and intangible assets, net:

	October 2, 2023			January 2, 2023
(in thousands)	Amount	Accumulated Amortization	Net Carrying Value	Amount	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Franchise agreements	$24,840	$(9,906)	$14,934	$24,839	$(7,245)	$17,594
BurgerFi trade names / trademarks	83,033	(7,727)	75,306	83,035	(5,650)	77,385
Anthony's trade names / trademarks	60,690	(3,877)	56,813	60,691	(2,360)	58,331
License agreement	1,177	(1,166)	11	1,176	(1,063)	113
VegeFi product	135	(38)	97	135	(28)	107
Subtotal	$169,875	$(22,714)	$147,161	$169,876	$(16,346)	$153,530
Liquor licenses	$5,930	$—	$5,930	$6,678	$—	$6,678

Total intangible assets, net			$153,091			$160,208

Goodwill:
BurgerFi	$—			$—
Anthony's	31,621			31,621
Total	$31,621			$31,621

Intangible asset amortization expense totaled $2.1 million for both the quarters ended October 2, 2023 and October 3, 2022, and $6.4 million for both the nine months ended October 2, 2023 and October 3, 2022.

5.    Contract Liabilities

A roll forward of contract liabilities is as follows:

	Nine Months Ended
(in thousands)	October 2, 2023	October 3, 2022
Balance, beginning of period	$1,092	$2,577
Initial/Transfer franchise fees received	193	321
Revenue recognized for stores open and transfers during period	(100)	(242)
Revenue recognized related to franchise agreement terminations	(374)	(882)
Other unearned revenue (recognized) received	(46)	(70)
Balance, end of period	$765	$1,704

Franchise Revenue

Revenue recognized during the periods included in royalty and other fees on our consolidated statement of operations shown was as follows:

	Quarter Ended		Nine Months Ended
	October 2, 2023	October 3, 2022	October 2, 2023	October 3, 2022
Franchise Fees	$7	$508	$520	$1,194

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

6     Net Loss Per Share

Net Loss per common share is computed by dividing Net Loss by the weighted average number of common shares outstanding for the period. The Company has considered the effect of (1) warrants outstanding to purchase 15,063,800 shares of common stock and (2) 75,000 shares of common stock and warrants to purchase 75,000 shares of common stock in the unit purchase option, (3) 2,983,500 shares of restricted stock units outstanding in the calculation of income per share, and (4) the impact of any dividends associated with our redeemable preferred stock. As the effect of these on the computation of net loss per common share would have been anti-dilutive, they were excluded from the weighted average number of common shares outstanding.

Basic and diluted net loss per common share is calculated as follows:

(in thousands, except for per share data)	Quarter Ended		Nine Months Ended
Numerator:	October 2, 2023	October 3, 2022	October 2, 2023	October 3, 2022
Net loss available to common stockholders - diluted	$(4,958)	$(3,332)	$(20,110)	$(77,269)

Denominator:
Basic and diluted weighted-average shares outstanding	26,793,358	22,253,232	25,078,410	22,146,258

Basic and diluted net loss per common share	$(0.19)	$(0.15)	$(0.80)	$(3.49)

For the quarter and nine months ended October 2, 2023 and October 3, 2022, there were no dilutive warrants.

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

The accompanying consolidated balance sheets as of January 2, 2023 reflect amounts related to periodic advances between the Company and these entities for working capital and other needs as due from related companies or due to related companies, as appropriate. There were no amounts due from related companies as of October 2, 2023 as a result of the settlement with the significant stockholder. There was approximately $0.3 million due from related parties included in other assets in the accompanying consolidated balance sheets as of January 2, 2023.

During 2022, the Company received royalty revenue from the two operating stores that were transferred on January 23, 2023 as a result of the settlement with the significant stockholder of $0.1 million for the quarter and nine months ended October 3, 2022.

The Company leased building space for its former corporate office from an entity under common ownership with a significant stockholder. This lease had a 36-month term, effective January 1, 2020. In January 2022, the Company exercised its right to terminate this lease effective as of July 2022. For the quarter and nine months ended October 3, 2022, rent expense related to this lease was approximately $0.1 million.

Pursuant to a lease amendment entered into in February 2022, the Company leases building space for its corporate office from an entity controlled by the Company's Executive Chairman of the Board. This lease has a 10-year term with an option to renew. For the quarter and nine months ended October 2, 2023 rent expense was approximately $0.2 million and $0.5 million, respectively. For the quarter and nine months ended October 3, 2022, rent expense was approximately $0.2 million and $0.4 million, respectively.

The Company had an independent contractor agreement with a corporation (the “Consultant”) for which the Chief Operating Officer (the “Consultant Principal”) of Lionheart Capital, LLC, an entity controlled by the Company’s Executive Chairman of the Board, serves as President. Pursuant to the terms of the agreements, the Consultant provided certain strategic advisory services to the Company in exchange for total annual cash compensation and expense reimbursements of $0.1 million, payable monthly. The engagement ended in September of 2023.

On January 3, 2023, the Company awarded the Consultant Principal a $0.1 million bonus in connection with the Company’s amendment and extension of its Credit Facility and granted the Consultant Principal 38,000 unrestricted shares of common stock of the Company. The Company recorded share-based compensation associated with this grant of approximately $0.1 million for the nine months ended October 2, 2023. There was no expense included for the quarter ended October 2, 2023.

On January 3, 2022, the Company granted the Consultant Principal 37,959 unrestricted shares of common stock of the Company. The Company recorded share-based compensation associated with this grant of approximately $0.1 million and $0.2 million, respectively, during the quarter and nine months ended October 3, 2022, and $0.2 million for the nine months ended October 2, 2023. There was no expense included for the quarter ended October 2, 2023.

On June 3, 2023, the Company entered into a stock purchase agreement with an investing entity for the sale of 2,868,853 shares of Company common stock at an issuance price of $1.22 per share for total proceeds of $3.4 million. Upon the execution of this agreement, the investing entity became a holder of approximately 11% of the Company’s outstanding common stock. During the third quarter, the Company entered into four franchise agreements with an affiliate of this entity.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

8.    Commitments and Contingencies

Litigation

John Walker, Individually and On Behalf of all Other Similarly Situated v. BurgerFi International, Inc. et al (in the United States District Court, Southern District of Florida, Case No. 023-cv-60657). On April 6, 2023, John Walker, on behalf of himself and other similarly situated plaintiffs, filed a class action lawsuit against the Company and certain current and former executives alleging that the Company violated certain securities laws by making false and misleading statements or failed to disclose that (1) the Company had overstated the effectiveness of its acquisition and growth strategies, and (2) the Company had misrepresented the purported benefits of the Anthony’s acquisition and the post-acquisition business and financial prospects of the Company. On July 20, 2023, the court appointed John Walker and Joseph Poalino as co-lead plaintiffs in the matter. On September 5, 2023, an Order of Dismissal without prejudice was signed. Therefore, no contingent liability has been recorded as of October 2, 2023.

Second 82nd SM, LLC v. BF NY 82, LLC, BurgerFi International, LLC and BurgerFi International, Inc. (in the Supreme Court of the State of New York County of New York, having index No. 654907/2021 filed August 11, 2021). A lawsuit was filed by Second 82nd SM, LLC (“Landlord”) against BF NY 82, LLC (“Tenant”) whereby Landlord brought a 7-count lawsuit for, among other things, breach of the lease agreement and underlying guaranty of the lease. The amount of damages Landlord is seeking approximately $1.5 million, which constitutes back rent, late charges, real estate taxes, illuminated sign charges and water/sewer charges. On November 3, 2021, the Company filed a Motion to Dismiss the Complaint. On November 17, 2021, the Tenant filed an Answer to Landlord’s Complaint and a cross claim against the Company, which the Company answered on December 7, 2021. On December 22, 2021, the Company filed its Response in Opposition to Landlord’s Motion for Summary Judgment and Memo in further Support of its Motion to Dismiss. The Company turned over possession of the property in early 2023. On July 5, 2023, the Landlord filed a Motion of Summary Judgment seeking approximately $1.2 million in past due rent payments. On August 14, 2023, the Court entered an order granting the Landlord’s Motion for Summary Judgment and ordered a damages hearing on the motion, which has not yet been scheduled. On October 2, 2023 a settlement agreement was executed by all parties and the parties filed a stipulation of dismissal with prejudice on October 6, 2023.
Lion Point Capital, L.P.(“Lion Point”) v. BurgerFi International, Inc. (Supreme Court of the State of New York County of New York, Index No. 653099/2022, filed August 26, 2022. A lawsuit filed by Lion Point against the Company, alleging that the Company failed to timely register Lion Point’s shares in violation of the registration rights agreement to which Lion Point is a party, which allegedly resulted in losses in excess of $26.0 million. In November 2022, as amended in February 2023, the Company filed its answer to the complaint. On April 13, 2023, Lion Point filed a Motion for Summary Judgment, and the Company responded with its reply on June 22, 2023. On October 12, 2023, the Court granted Lion Point’s Motion for Summary Judgment and set a status conference for November 15, 2023 to begin the damages phase of the case. The Company continues to believe that all claims for damages are meritless and plans to vigorously defend such claims. The Company is unable to determine the likelihood of a loss or range of loss, if any, which may result from the case described above, and any losses, however, may be material to the Company's financial position and results of operations.

Burger Guys of Dania Pointe, et. al. v. BFI, LLC (Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, Case No. 50-2021-CA -006501-XXXX-MB filed May 21, 2021). In response to a demand letter issued by BurgerFi to Gino Gargiulo, a former franchisee, demanding that Mr. Gargiulo pay the balance owed under an asset purchase agreement wherein BurgerFi sold the Dania Beach, Florida BurgerFi location to Mr. Gargiulo, Mr. Gargiulo filed suit against BurgerFi claiming, in addition to other matters, that no further monies are owed under the asset purchase agreement and alleges that the Company is responsible for one of Mr. Gargiulo’s failed franchises in Sunny Isles, Florida, losses he has allegedly sustained at his Dania Beach location, and reimbursement of expenses in connection with his marketing company. Mr. Gargiulo seeks damages in excess of $2.0 million in the aggregate. The parties attended mediation on January 20, 2022, which ended in an impasse. Mr. Gargiulo amended his complaint in April 2022, which, among other matters, amended the defendant parties. In October 2022, the Company filed an additional motion to dismiss the amended complaint and a motion to stay discovery. In January 2023, Mr. Gargiulo filed a third amended complaint. In March 2023, the Company filed an answer to Mr. Gargiulo’s complaint and a counterclaim against Mr. Gargiulo relating to the breach of the asset purchase agreement discussed above. On November 5, 2023, the parties attended mediation, which ended in an impasse. Depositions are ongoing and a trial has been set for April 2024. We believe that all Mr. Gargiulo claims are meritless, and the Company plans to vigorously defend these allegations. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the case described above, and, therefore, no contingent liability has

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

been recorded as of October 2, 2023; any losses, however, may be material to the Company's financial position and results of operations.

All Round Food Bakery Products, Inc. v. BurgerFi International, LLC and Neri’s Bakery Products, Inc. et al (Supreme Court Westchester County, New York (Index Number 52170-2020)). In a suit filed in February 2020, the plaintiff, All Round Food Bakery Products, Inc. (“All Round Food”) alleges breach of contract and lost profits in excess of $1.0 million over the course of the supply agreement with the Company and Neri’s Bakery Products, Inc. (“Neri’s” and together with the Company, the “Defendants”). The Defendants assert, among other matters, that the supply agreement amongst the parties, whereby All Round Food was warehousing BurgerFi products produced by Neri’s, was terminated when All Round Food failed to cure its material breach of the supply agreement after due notice. The parties attended several additional court ordered mediations during over the last several months to attempt to resolve the dispute, however, no resolution has been reached. We believe that all claims are meritless, and the Company plans to vigorously defend these allegations. The court entered an order to dismiss the case on August 15, 2023; therefore, no contingent liability has been recorded as of October 2, 2023.

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

In March 2020, the Company received notification of a U.S. Equal Employment Opportunity Commission (the “EEOC”) complaint claiming sexual harassment and assault. On July 5, 2023, the EEOC issued a determination letter declining to investigate the matter further and issued a right to sue letter. On September 29, 2023, the claimant filed a lawsuit. The suit is in the early stages and the Company is currently working through initial responses.

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

Purchase Commitments

From time to time, we enter into purchase commitments for certain food commodities in the normal course of business. As of October 2, 2023, we entered into approximately $4.3 million in unconditional purchase obligations over the next twelve months.

9.    Leases

The Company has entered into various lease agreements and these agreements expire on various dates through 2032 and have renewal options.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The components of lease expense for the periods shown is as follows:

		Quarter Ended		Nine Months Ended
(in thousands)	Classification	October 2, 2023	October 3, 2022	October 2, 2023	October 3, 2022
Operating lease cost	Occupancy and related expenses Pre-opening costs Store closure costs	$3,202	$3,202	$9,665	$9,796
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	55	62	168	196
Interest on lease liabilities	Interest expense	12	15	39	48
Less: Sublease income	Occupancy and related expenses	(62)	(47)	(156)	(141)
Total lease cost		$3,207	$3,232	$9,716	$9,899

The maturity of the Company's operating and finance lease liabilities as of October 2, 2023 is as follows:

(in thousands)	Operating Leases	Finance Leases
One Year	$12,252	$114
Two Years	12,242	248
Three Years	10,382	234
Four Years	8,873	224
Five Years	7,120	219
Thereafter	9,109	385
Total undiscounted lease payments	59,978	1,424
Less: present value adjustment	(7,054)	(144)
Total net lease liabilities	$52,924	$1,280

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

A summary of lease terms and discount rates for finance and operating leases is as follows:

	October 2, 2023	October 3, 2022
Weighted-average remaining lease term (in years)
Operating leases	5.5	6.3
Finance leases	5.7	6.5
Weighted-average discount rate
Operating leases	7.3%	6.0%
Finance leases	6.0%	6.0%

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

10.    Debt

(in thousands)	October 2, 2023	January 2, 2023
Term loan	$52,067	$54,507
Related party note payable	15,100	10,000
Revolving line of credit	—	4,000
Other notes payable	722	780
Finance lease liability	1,280	933
Total Debt	$69,169	$70,220
Less: Unamortized debt discount to related party note	(650)	(765)
Less: Unamortized debt issuance costs	(1,134)	(1,441)
Total Debt, net	67,385	68,014
Less: Short-term borrowings, including finance leases	(3,539)	(4,985)
Total Long-term borrowings, including finance leases and related party note payable	$63,846	$63,029

The Company Credit Agreement, which provides the Company with lender financing structured as a $52.1 million term loan and $4.0 million available under the line of credit as of October 2, 2023, has a maturity date of September 30, 2025.

On February 1, 2023, the Credit Agreement was amended through the Fourteenth Amendment and subsequently on February 24, 2023 further amended through the Fifteenth Amendment resulting in the Company and its subsidiaries entering into a Secured Promissory Note (the “Note”) with CP7 Warming Bag L.P., an affiliate of L. Catterton Fund L.P., as lender (the “Junior Lender”), pursuant to which the Junior Lender continued that certain delayed draw term loan (the “Delayed Draw Term Loan”) of $10.0 million, under the Credit Agreement, which is junior subordinated secured indebtedness, and also provided $5.1 million of new junior subordinated secured indebtedness, to the Company (collectively the “Junior Indebtedness”), for a total of $15.1 million in junior subordinated secured debt on terms reasonably acceptable to the Required Lenders (as defined in the Credit Agreement), including, without limitation, that (1) such indebtedness shall not mature until at least two (2) years after the maturity date of the credit facility of September 30, 2025; (2) no payments of cash interest shall be made on such indebtedness until after the repayment in full of the obligations under the Credit Agreement; and (3) no scheduled or voluntary payments of principal shall be made until after the repayment in full of the obligations under the Credit Agreement.

On July 7, 2023 the Credit Agreement was amended through the Sixteenth Amendment, which amended the definition of EBITDA for the purposes of expanding the scope of non-recurring items that may be included in the determination of Adjusted EBTIDA, as well as modifications to certain covenants for leverage and fixed charge ratios.

The terms of the Credit Agreement require the Company to repay the principal of the term loan in quarterly installments with the balance due at the maturity date, as follows:

in thousands
2023	$814
2024	3,254
2025	47,999
Total	$52,067

The Credit Agreement, including the term loan and revolving line of credit, is secured by substantially all of the Company’s assets and incurs interest on outstanding amounts at the following rates per annum through maturity:

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Time Period	Interest Rate
Through December 31, 2022	6.75%
From January 1, 2023 through June 15, 2023	6.75%
From June 16, 2023 through December 31, 2023	6.75%
From January 1, 2024 through June 15, 2024	7.25%
From June 16, 2024 through maturity	7.75%

The Delayed Draw Term Loan is a non-interest bearing loan and accordingly was recorded at fair value as part of the Anthony’s acquisition which resulted in a debt discount of approximately $1.3 million and is being amortized over the period of the Delayed Draw Term Loan. The Company recorded debt discount amortization of an immaterial amount for the quarter ended October 2, 2023 and $0.1 million for the nine months ended October 2, 2023, which is included within interest expense in the accompanying consolidated statements of operations.

The Junior Indebtedness, which accrues interest at 4% per annum (i) is secured by a second lien on substantially all of the assets of the Company and the subsidiary guarantors (the “Guarantors”) pursuant to the terms and that certain Guaranty and Security Agreement, dated February 24, 2023, by and among the Guarantors and the Junior Lender, (ii) is subject to the terms of that certain Intercreditor and Subordination Agreement dated February 24, 2023, by and between the Administrative Agent and the Junior Lender and acknowledged by the borrowers and the guarantors, and (iii) matures on the date that is the second anniversary of the maturity date under the Credit Agreement (the “Junior Maturity Date”) (September 30, 2027, based on the maturity date under the Credit Agreement of September 30, 2025).

Under the terms of the Junior Indebtedness, no payments of cash interest or payments of principal shall be due until the Junior Maturity Date, and no voluntary prepayments may be made on the Junior Indebtedness prior to the Junior Maturity Date until after the repayment in full of the obligations under the Credit Agreement.

The Company had $14.4 million and $9.2 million recorded, net of unamortized discount under the Junior Indebtedness as of October 2, 2023 and January 2, 2023, included in related party note payable in the accompanying consolidated balance sheets.

The amendments to the Credit Agreement and the Delayed Draw Term Loan were accounted for as modifications of debt in the Company’s accompanying consolidated financial statements.

For the quarter and nine months ended October 2, 2023 and October 3, 2022, interest expense consisted of:

	Quarter Ended		Nine Months Ended
(in thousands)	October 2, 2023	October 3, 2022	October 2, 2023	October 3, 2022
Interest on credit agreement	$1,069	$1,024	$3,199	$2,855
Amortization of debt issuance costs	38	110	115	402
Amortization of related party note discount	128	128	364	383
Non-cash interest on redeemable preferred stock	1,063	963	3,127	2,871
Other interest (income) expense, net	(79)	20	(297)	51
	$2,219	$2,245	$6,508	$6,562

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

11.    Income Taxes

For the quarter and nine months ended October 2, 2023, the Company's effective income tax rate was 0%. The difference from the U.S. corporate statutory federal income tax rate of 21%, is primarily the result of the valuation allowance applied to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. For the quarter and nine months ended October 3, 2022, the Company's effective income tax rate was 0% and 0.6%, respectively, differing from the U.S. corporate statutory federal income tax rate of 21%, and the difference is primarily the result of the valuation allowance applied to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized.

12.    Stockholders' Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At October 2, 2023 and January 2, 2023, there were 26,805,474 shares and 22,257,772 shares of common stock outstanding, respectively.

In addition to the CEO Awards, as defined below, as contemplated by the Bachmann Employment Agreement (as defined below) and as an inducement to employment, effective as of July 10, 2023, the Company issued the CEO 63,500 shares of the Company’s common stock, which such shares are subject to Rule 144 of the Securities Act of 1933, as amended.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of October 2, 2023 and January 2, 2023, there were 2,120,000 shares of preferred stock outstanding.

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

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Warrants and Options

As of October 2, 2023, the Company had the following warrants and options outstanding: 15,063,800 warrants outstanding, each exercisable for one share of common stock at an exercise price of $11.50 including 11,468,800 in public warrants, 3,000,000 in private placement warrants (“private warrants”), 445,000 in Private Warrants and 150,000 in Working Capital Warrants, and 75,000 Unit Purchase Option units that are each exercisable for (i) one share of common stock at an exercise price of $10.00 and (i) one warrant exercisable for one share of common stock at an exercise price of $11.50. The public warrants expire in December 2025.

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

The warrant liability was $0.4 million and $0.2 million at October 2, 2023 and January 2, 2023, respectively, and is included in other non-current liabilities on the accompanying consolidated balance sheets. The change in fair value of warrant liabilities for the quarter and nine months ended October 2, 2023 resulted in a gain of $0.2 million and a loss of $0.2 million, respectively, and is recognized in the accompanying consolidated statements of operations. The gain on change in the fair value of warrant liabilities for the quarter and nine months ended October 3, 2022 was $0.7 million and $2.1 million, respectively, and is recognized in the accompanying consolidated statements of operations.

The following is an analysis of changes in the warrant liability:

(in thousands)
Warrant liability at January 2, 2023	$195
Loss during the period	167
Warrant liability at October 2, 2023	$362

The fair value of the warrants are determined using the publicly-traded price of our common stock on the valuation dates of $1.14 on October 2, 2023 and $1.26 on January 2, 2023. See Note 13, “Fair Value Measurements.”

Share-Based Compensation

The Company has the ability to grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted stock units with performance conditions (“PSUs”), other share-based awards and performance compensation awards to current or prospective employees, directors, officers, consultants or advisors under the Company’s 2020 Omnibus Equity Incentive Plan (the “Plan”).

On January 5, 2023, the Company filed a Registration Statement with the SEC to register 1,112,889, additional shares of common stock, $0.0001 par value per share, of the Company under the Plan, pursuant to the “evergreen” provision of the Plan providing for an automatic increase in the number of shares reserved for issuance under the Plan.

As of October 2, 2023 and January 2, 2023, there were approximately 400,000 and 600,000 shares of common stock available for future grants under the Plan, respectively.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

RSU and PSU Awards under the Plan
The following table summarizes activity RSUs and PSUs during the nine months ended October 2, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 2, 2023	1,445,600	$11.68
Granted	793,460	1.24
Vested	(356,644)	13.55
Forfeited	(298,916)	5.72
Non-vested at October 2, 2023	1,583,500	$7.11

Share-based compensation expense recognized for awards under the Plan during the quarter and nine months ended October 2, 2023 was $0.1 million and $5.3 million, respectively. Share-based compensation expense recognized during the quarter and nine months ended October 3, 2022 was approximately $1.0 million and $9.3 million, respectively. As of October 2, 2023, there was approximately $6.6 million of total unrecognized compensation cost related to unvested RSUs or PSUs under the Plan to be recognized over a weighted average period of 1.2 years.

Restricted Stock Unit Awards - Inducement Awards

On July 10, 2023, the Company issued awards of RSUs and PSUs to the Chief Executive Officer (“CEO Awards”) and the Chief Financial Officer (“CFO Awards”) as part of an inducement to enter into employment agreements with the Company (“Inducement Awards”). The Inducement Awards are not part of the Plan, and no common shares are currently reserved for issuance as of October 2, 2023. Terms of the Inducement Awards are as follows:

•The CEO Awards are comprised of 500,000 time based RSUs which, subject to continuous employment, vest in equal tranches of 100,000 units per year, and 500,000 PSUs, which, subject to continuous employment and the achievement of certain performance criteria, vest in equal tranches of 100,000 units per year.

•The CFO Awards are comprised of 200,000 time based RSUs which, subject to continuous employment, vest in equal tranches of 40,000 units per year, and 200,000 PSUs, which, subject to continuous employment and the achievement of certain performance criteria, vest in equal tranches of 40,000 units per year.

Vesting for the Inducement Awards is over a five year period. Share based compensation expense related to the Inducement Awards recognized during the quarter and nine months ended October 2, 2023 was $0.1 million. There was no share-based compensation expense recognized during the quarter and nine months ended October 3, 2022. As of October 2, 2023, there was approximately $2.0 million of total unrecognized compensation cost related to unvested Inducement Awards to be recognized over a weighted average period of 3.5 years.

Share-based compensation expense recognized for awards under the Plan and the Inducement Awards during the quarter and nine months ended October 2, 2023 was $0.2 million and $5.4 million, respectively. As of October 2, 2023, there was approximately $8.6 million of total unrecognized compensation cost related to unvested RSUs or PSUs under the Plan and Inducement Awards to be recognized over a weighted average period of 2.3 years.

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

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of October 2, 2023 and January 2, 2023.

	Items Measured at Fair Value at October 2, 2023
(in thousands)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	—	$362	—
Total	$—	$362	$—

	Items Measured at Fair Value at January 2, 2023
(in thousands)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	—	$195	—
Total	$—	$195	$—

In estimating our fair value disclosures for financial instruments, we use the following methods and assumptions:
The fair value of the Company’s warrant liability is measured at fair value on a recurring basis, classified as Level 2 in the fair value hierarchy. The fair value of the private placement warrants, private warrants, and working capital warrants are determined using the publicly-traded price of its common stock on the valuation dates of $1.14 on October 2, 2023 and $1.26 on January 2, 2023. The fair value is calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including the expected term, expected volatility, risk-free interest rate, dividend rate and service period. The calculated warrant price for private warrants was $0.10 and $0.05 on October 2, 2023 and January 2, 2023.

The input variables for the Black-Scholes are noted in the table below:

	October 2, 2023	January 2, 2023
Risk-free interest rate	4.95%	4.14%
Expected life in years	2.2	3.0
Expected volatility	94.5%	68.0%
Expected dividend yield	—%	—%

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

The Company’s measure of segment income is Adjusted EBITDA. We define Adjusted EBITDA as net loss before goodwill impairment, lease termination recovery, employee retention credits, share-based compensation expense, depreciation and amortization expense, interest expense (which includes accretion on the value of preferred stock and interest accretion on the related party note), restructuring costs, merger, acquisition and integration costs, legal settlements,

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

net of gains, store closure costs, loss (gain) on change in value of warrant liability, pre-opening costs, (gain) loss on sale of assets and income tax expense (benefit). Although the Company had historically considered net income to be an appropriate measure of segment profit and loss, management believes Adjusted EBITDA is a more meaningful measure of the Company’s performance.

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

The following table presents segment revenue and a reconciliation of adjusted EBITDA to net loss by segment:

	Quarter Ended
	Consolidated		BurgerFi		Anthony's
(in thousands)	October 2, 2023	October 3, 2022	October 2, 2023	October 3, 2022	October 2, 2023	October 3, 2022
Revenue by Segment	$39,480	$43,255	$9,940	$11,775	$29,540	$31,480

Adjusted EBITDA Reconciliation by Segment:
Net loss	$(4,958)	$(3,332)	$(4,167)	$(1,752)	$(791)	$(1,580)
Employee retention credits	—	(2,626)	—	(2,626)	—	—
Share-based compensation expense	172	1,010	177	1,010	(5)	—
Depreciation and amortization expense	3,272	4,253	2,123	2,212	1,149	2,041
Interest expense	2,219	2,245	1,033	1,003	1,186	1,242
Restructuring costs	353	—	311	—	42	—
Merger, acquisition and integration costs	96	168	62	168	34	—
Legal settlements, net of gains	(193)	81	(289)	81	96	—
Store closure costs	162	568	64	548	98	20
Gain on change in value of warrant liability	(224)	(726)	(224)	(726)	—	—
(Gain) loss on sale of assets	(85)	1	7	(5)	(92)	6
Adjusted EBITDA	$814	$1,642	$(903)	$(87)	$1,717	$1,729

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended
	Consolidated		BurgerFi		Anthony's
(in thousands)	October 2, 2023	October 3, 2022	October 2, 2023	October 3, 2022	October 2, 2023	October 3, 2022
Revenue by Segment	$128,634	$133,484	$34,089	$37,628	$94,545	$95,856

Adjusted EBITDA Reconciliation by Segment:
Net loss	$(20,110)	$(77,269)	$(18,924)	$(36,439)	$(1,186)	$(40,830)
Goodwill impairment	—	55,168	—	17,505	—	37,663
Lease termination recovery	(42)	—	(42)	—	—	—
Employee retention credits	—	(2,626)	—	(2,626)	—	—
Share-based compensation expense	5,401	9,295	5,380	9,295	21	—
Depreciation and amortization expense	9,794	13,427	6,360	7,335	3,434	6,092
Interest expense	6,508	6,562	2,955	2,960	3,553	3,602
Restructuring costs	2,397	—	1,389	—	1,008	—
Merger, acquisition and integration costs	723	2,472	624	2,359	99	113
Legal settlements, net of gains	317	393	218	393	99	—
Store closure costs	333	1,134	138	1,134	195	—
Loss (gain) on change in value of warrant liability	167	(2,050)	167	(2,050)	—	—
Pre-opening costs	—	474	—	474	—	—
(Gain) loss on sale of assets	(96)	1	1	(5)	(97)	6
Income tax expense (benefit)	2	(447)	—	(451)	2	4

Adjusted EBITDA	$5,394	$6,534	$(1,734)	$(116)	$7,128	$6,650

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

Overview

The Company is a leading multi-brand restaurant company that develops, markets and acquires fast-casual and premium-casual dining restaurant concepts around the world, including corporate-owned stores and franchises. As of October 2, 2023, we were the owner and franchisor of the two following brands:

BurgerFi. BurgerFi is a fast-casual “better burger” concept, renowned for delivering an exceptional, all-natural premium “better burger” experience in a refined, contemporary environment. BurgerFi’s chef-driven menu offerings and eco-friendly restaurant design drive our brand communication. It offers a classic American menu of premium burgers, hot dogs, crispy chicken, hand-cut fries, frozen custard shakes, beer, wine and more. Originally founded in 2011 in Lauderdale-by-the-Sea, Florida, the purpose was simple – “RedeFining” the way the world eats burgers by providing an upscale burger offering, at a fast-casual price point. BurgerFi is committed to an uncompromising and rewarding dining experience that promises fresh food of transparent quality. Since its inception, BurgerFi has grown to 110 BurgerFi locations, and as of October 2, 2023, was comprised of 26 corporate-owned restaurants and 84 franchised restaurants in two countries including 21 states within the United States, as well as Puerto Rico.

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

Anthony’s. Anthony’s is a premium pizza and wing brand operating 59 corporate-owned casual restaurant locations, as of October 2, 2023. Anthony’s prides itself on serving fresh, never frozen, high-quality ingredients. The concept is centered around a 900-degree coal-fired oven, and its menu offers “well-done” pizza, coal-fired chicken wings, homemade meatballs, and a variety of handcrafted sandwiches and salads. The restaurants also feature a deep wine and craft beer selection to round out the menu. The pizzas are prepared using a unique coal-fired oven to quickly seal in natural flavors while creating a lightly charred crust. Anthony’s provides a differentiated offering among its casual dining peers driven by its coal-fired oven, which enables the use of fresh, high-quality ingredients with quicker ticket times.

Since its inception in 2002, the Anthony’s brand has grown to 59 corporate-owned locations, as of October 2, 2023, primarily along the East coast and has restaurants in eight states, including Florida (28), Pennsylvania (11), New Jersey (7), New York (5), Massachusetts (4), Delaware (2), Maryland (1), and Rhode Island (1).

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

Key Metrics

The following key metrics are important indicators of the overall direction of our business, including trends in sales and the effectiveness of our marketing, operating, and growth initiatives:

	Consolidated
	Quarter Ended		Nine Months Ended
(in thousands except for percentage data)	October 2, 2023	October 3, 2022	October 2, 2023	October 3, 2022
Systemwide Restaurant Sales	$65,278	$70,627	$209,406	$218,014
Systemwide Restaurant Sales Growth	(8)%	(2)%	(4)%	1%
Systemwide Restaurant Same-Store Sales Growth	(8)%	(2)%	(4)%	—%
Corporate-Owned Restaurant Sales	$37,324	$40,284	$121,442	$124,319
Corporate-Owned Restaurant Sales Growth	(7)%	4%	(2)%	7%
Corporate-Owned Restaurant Same-Store Sales Growth	(7)%	1%	(3)%	3%
Franchise Restaurant Sales	$27,954	$30,343	$87,964	$93,695
Franchise Restaurant Sales Growth	(8)%	(8)%	(6)%	(6)%
Franchise Restaurant Same-Store Sales Growth	(9)%	(5)%	(6)%	(4)%
Digital Channel % of Systemwide Sales	32%	34%	32%	35%

	Quarter Ended
	October 2, 2023		October 3, 2022
(in thousands, except for percentage data)	BurgerFi	Anthony's	BurgerFi	Anthony's*
Systemwide Restaurant Sales	$35,738	$29,540	$39,147	$31,480
Systemwide Restaurant Sales Growth	(9)%	(6)%	(5)%	4%
Systemwide Restaurant Same-Store Sales Growth	(11)%	(5)%	(6)%	4%
Corporate-Owned Restaurant Sales	$7,784	$29,540	$8,804	$31,480
Corporate-Owned Restaurant Sales Growth	(12)%	(6)%	4%	4%
Corporate-Owned Restaurant Same-Store Sales Growth	(15)%	(5)%	(11)%	4%
Franchise Restaurant Sales	$27,954	N/A	$30,343	N/A
Franchise Restaurant Sales Growth	(8)%	N/A	(8)%	N/A
Franchise Restaurant Same-Store Sales Growth	(9)%	N/A	(5)%	N/A
Digital Channel % of Systemwide Sales	31%	33%	33%	36%

	Nine Months Ended
	October 2, 2023		October 3, 2022
(in thousands, except for percentage data)	BurgerFi	Anthony's	BurgerFi	Anthony's*
Systemwide Restaurant Sales	$114,861	$94,545	$122,159	$95,855
Systemwide Restaurant Sales Growth	(6)%	(1)%	(3)%	6%
Systemwide Restaurant Same-Store Sales Growth	(8)%	—%	(5)%	6%
Corporate-Owned Restaurant Sales	$26,897	$94,545	$28,464	$95,855
Corporate-Owned Restaurant Sales Growth	(6)%	(1)%	12%	6%
Corporate-Owned Restaurant Same-Store Sales Growth	(12)%	—%	(10)%	6%
Franchise Restaurant Sales	$87,964	N/A	$93,695	N/A
Franchise Restaurant Sales Growth	(6)%	N/A	(6)%	N/A
Franchise Restaurant Same-Store Sales Growth	(6)%	N/A	(4)%	N/A
Digital Channel % of Systemwide Sales	31%	33%	34%	37%

*Included within Systemwide Restaurant Sales Growth, Systemwide Restaurant Same-Store Sales Growth, Corporate-Owned Restaurant Sales Growth and Corporate-Owned Restaurant Same-Store Sales Growth data presented above is information for Anthony's for the respective periods in 2021 which is presented only for informational purposes as Anthony's was not under common ownership until November 2021, the date of acquisition.

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

	Quarter Ended		Nine Months Ended
(in thousands, except for per share data)	October 2, 2023	October 3, 2022	October 2, 2023	October 3, 2022
Revenue
Restaurant sales	$37,324	$40,361	$121,448	$124,954
Royalty and other fees	1,698	2,465	5,858	7,179
Royalty - brand development and co-op	458	429	1,328	1,351
Total Revenue	$39,480	$43,255	$128,634	$133,484
Restaurant level operating expenses:
Food, beverage and paper costs	9,947	11,665	32,329	37,017
Labor and related expenses	11,853	12,217	37,769	37,126
Other operating expenses	7,199	7,464	22,415	22,077
Occupancy and related expenses	3,933	3,848	11,697	11,575
General and administrative expenses	4,638	5,511	17,027	18,943
Depreciation and amortization expense	3,272	4,253	9,794	13,427
Share-based compensation expense	172	1,010	5,401	9,295
Brand development, co-op and advertising expenses	999	1,159	3,028	2,998
Goodwill and intangible asset impairment	—	—	—	55,168
Restructuring costs and other charges, net	515	568	2,688	1,608
Total Operating Expenses	$42,528	$47,695	$142,148	$209,234
Operating Loss	(3,048)	(4,440)	(13,514)	(75,750)
Interest expense, net	(2,219)	(2,245)	(6,508)	(6,562)
Gain (Loss) on change in value of warrant liability	224	726	(167)	2,050
Other income, net	85	2,627	81	2,546
Loss before income taxes	(4,958)	(3,332)	(20,108)	(77,716)
Income tax (expense) benefit	—	—	(2)	447
Net loss	$(4,958)	$(3,332)	$(20,110)	$(77,269)

Revenue

The following table presents our revenue by segment:

	Quarter Ended		Nine Months Ended
(in thousands)	October 2, 2023	October 3, 2022	October 2, 2023	October 3, 2022
Anthony’s	29,540	31,480	94,545	95,856
BurgerFi	$9,940	$11,775	$34,089	$37,628
Total Consolidated	$39,480	$43,255	$128,634	$133,484

Restaurant revenue includes royalties and other fees.

Comparison of the quarter ended October 2, 2023 and October 3, 2022

Restaurant Sales

For the quarter ended October 2, 2023, the Company’s restaurant sales decreased by approximately $3.0 million or 8% as compared to the quarter ended October 3, 2022. This decrease was primarily driven by a decrease in same-store sales at BurgerFi and Anthony’s partially offset by the additional revenue from new BurgerFi restaurants acquired during 2023.

Restaurant Level Operating Expenses

Restaurant level operating expenses are as follows:

	Quarter Ended
	October 2, 2023		October 3, 2022
(in thousands, except for percentage data)	In dollars	As a % of restaurant sales	In dollars	As a % of restaurant sales
Consolidated:
Restaurant Sales	$37,324	100.0%	$40,361	100.0%
Restaurant level operating expenses:
Food, beverage and paper costs	9,947	26.7%	11,665	28.9%
Labor and related expenses	11,853	31.8%	12,217	30.3%
Other operating expenses	7,199	19.3%	7,464	18.5%
Occupancy and related expenses	3,933	10.5%	3,848	9.5%
Total	$32,932	88.2%	$35,194	87.2%

Anthony's:
Restaurant Sales	$29,540	100.0%	$31,480	100.0%
Restaurant level operating expenses:
Food, beverage and paper costs	7,633	25.8%	8,927	28.4%
Labor and related expenses	9,295	31.5%	9,551	30.3%
Other operating expenses	5,374	18.2%	5,482	17.4%
Occupancy and related expenses	3,021	10.2%	2,942	9.3%
Total	$25,323	85.7%	$26,902	85.5%

BurgerFi:
Restaurant Sales	$7,784	100.0%	$8,881	100.0%
Restaurant level operating expenses:
Food, beverage and paper costs	2,314	29.7%	2,738	30.8%
Labor and related expenses	2,558	32.9%	2,666	30.0%
Other operating expenses	1,825	23.4%	1,982	22.3%
Occupancy and related expenses	912	11.7%	906	10.2%
Total	$7,609	97.8%	$8,292	93.4%

Total consolidated restaurant level operating expenses as a percentage of restaurant sales was 88.2% for the quarter ended October 2, 2023 as compared to 87.2% for the quarter ended October 3, 2022, a 100 basis points increase. For the Anthony's brand, restaurant-level operating expenses, as a percentage of sales, increased 20 basis points for the quarter ended October 2, 2023, compared to the quarter ended October 3, 2022, driven primarily by lower sales leverage on expenses partially offset by lower food, beverage, and paper costs. For the BurgerFi brand, restaurant-level operating expenses, as a percentage of sales, increased 440 basis points for the quarter ended October 2, 2023, compared to the quarter ended October 3, 2022, primarily due to lower sales leverage.

Food, Beverage and Paper Costs

Food, beverage, and paper costs for the quarter ended October 2, 2023 improved approximately $1.7 million or 15% as compared to the quarter ended October 3, 2022. As a percentage of corporate-owned restaurant sales, food, beverage, and paper costs were 26.7% for the quarter ended October 2, 2023 as compared to 28.9% for the quarter ended October 3, 2022. This decrease was primarily attributable to lower food costs partially offset by lower sales leverage. The Anthony’s brand contribution of approximately $1.3 million, or 75% of the improvement was primarily attributable to lower food costs as a result of lower chicken wing prices than the comparable prior year quarter.

Labor and Related Expenses

Labor and related expenses for the quarter ended October 2, 2023 decreased by approximately $0.4 million, or 3% as compared to the quarter ended October 3, 2022. As a percentage of corporate-owned restaurant sales, labor, and related expenses were 31.8% for the quarter ended October 2, 2023 as compared to 30.3% for the quarter ended October 3, 2022. This 150 basis points increase is primarily due to higher per hour labor rates, higher training costs, and lower efficiencies due to loss on sales leverage.

Other Operating Expenses

Other operating expenses for the quarter ended October 2, 2023 decreased by approximately $0.3 million, or 4% as compared to the quarter ended October 3, 2022. As a percentage of corporate-owned restaurant sales, other operating expenses were 19.3% for the quarter ended October 2, 2023 as compared to 18.5% for the quarter ended October 3, 2022. This 80 basis points increase primarily relates to loss on sales leverage partially offset by cost efficiencies.

Occupancy and Related Expenses

Occupancy and related expenses for the quarter ended October 2, 2023 increased by approximately $0.1 million, or 2%, as compared to the quarter ended October 3, 2022. As a percentage of corporate-owned restaurant sales, occupancy and related expenses were 10.5% for the quarter ended October 2, 2023 as compared to 9.5% for the quarter ended October 3, 2022. This increase in percentage of corporate-owned restaurant sales was due to lower sales leverage, operation of more BurgerFi corporate-owned restaurants during the quarter and increased pass-thru operating expense adjustments from landlords.

General and Administrative Expenses

General and administrative expenses for the quarter ended October 2, 2023 decreased by approximately $0.9 million, or 16% as compared to the quarter ended October 3, 2022. The change was due to lower merger integration activities, wages, and professional fees incurred during the quarter ended October 2, 2023 as compared to the quarter ended October 3, 2022.

Depreciation and Amortization Expense

Depreciation and amortization expense was $3.3 million for the quarter ended October 2, 2023, as compared to $4.3 million for the quarter ended October 3, 2022. This decrease was primarily related to lower asset values due to fully depreciated assets and as a result of impairments recorded during the prior year.

Share-Based Compensation Expense

Share-based compensation expense was $0.2 million for the quarter ended October 2, 2023, as compared to $1.0 million for the quarter ended October 3, 2022, primarily due to lower amortization of restricted stock unit grants and forfeiture of shares granted to executives during the quarter ended October 2, 2023 as compared to the prior year quarter.

Brand Development, Co-op and Advertising Expense

Brand development, co-op and advertising expense was $1.0 million for the quarter ended October 2, 2023, as compared to $1.2 million for the quarter ended October 3, 2022. This decrease primarily relates to the timing of advertising activities in 2023 when compared to the same quarter in the prior year.

Restructuring costs and other charges, net

Restructuring costs and other charges, net for the quarter ended October 2, 2023 of $0.5 million primarily related to $0.3 million costs related to transition of new executives and $0.2 million in store closure costs. Restructuring costs and other charges, net for the quarter ended October 3, 2022 of $0.6 million, primarily related to store closure costs for unopened locations.

Interest Expense, net

Interest expense, net was approximately $2.2 million for both the quarters ended October 2, 2023 and October 3, 2022. Interest expense primarily resulted from interest associated with our Credit Agreement, interest accretion on the related party note, and the accretion in value of our outstanding preferred stock.

Gain on Change in Value of Warrant Liability

The Company recorded a non-cash gain of approximately $0.2 million during the quarter ended October 2, 2023, as compared to a non-cash gain of approximately $0.7 million during the quarter ended October 3, 2022, related to a change in the fair value of the warrant liability as a result of a decrease in the market price of our outstanding warrants.

Other Income, Net

Other income, net was $0.1 million for the quarter ended October 2, 2023 as compared to approximately $2.6 million during the quarter ended October 3, 2022 primarily related to recording an Employee Retention Credit (“ERC”) made available through changed Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) legislation in the prior year quarter.

Net Loss

Net loss was $5.0 million, as compared with a net loss of $3.3 million for the quarter ended October 2, 2023 and October 3, 2022, respectively. The change was primarily due to lower same store sale and the absence of the ERC in the current quarter partially offset by lower depreciation and amortization expense, lower share-based compensation expense and gain on change in warrant liability than the prior year period.

Adjusted EBITDA

Adjusted EBITDA was approximately $0.8 million and $1.6 million for the quarter ended October 2, 2023 and October 3, 2022, respectively. The decrease in Adjusted EBITDA for the quarter ended October 2, 2023 is primarily the result of lost leverage on sales partially offset by lower food costs. Please see below for reconciliation of non-U.S. GAAP financial measure Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net (loss) income on a consolidated basis and by segment.

Comparison of the nine months ended October 2, 2023 and October 3, 2022

For the nine months ended October 2, 2023, the Company’s restaurant sales decreased by approximately $3.5 million or 3% as compared to the nine months ended October 3, 2022. This decrease was primarily driven by a decrease in same-store sales at Anthony’s and BurgerFi partially offset by the additional revenue from new restaurants acquired during 2023 at BurgerFi.

Restaurant Level Operating Expenses

Restaurant level operating expenses are as follows:

	Nine Months Ended
	October 2, 2023		October 3, 2022
(in thousands, except for percentage data)	In dollars	As a % of restaurant sales	In dollars	As a % of restaurant sales
Consolidated:
Restaurant Sales	$121,448	100.0%	$124,954	100.0%
Restaurant level operating expenses:
Food, beverage and paper costs	32,329	26.6%	37,017	29.6%
Labor and related expenses	37,769	31.1%	37,126	29.7%
Other operating expenses	22,415	18.5%	22,077	17.7%
Occupancy and related expenses	11,697	9.6%	11,575	9.3%
Total	$104,210	85.8%	$107,795	86.3%

Anthony's:
Restaurant Sales	$94,545	100.0%	$95,856	100.0%
Restaurant level operating expenses:
Food, beverage and paper costs	24,371	25.8%	27,837	29.0%
Labor and related expenses	29,384	31.1%	28,809	30.1%
Other operating expenses	16,501	17.5%	16,044	16.7%
Occupancy and related expenses	8,978	9.5%	8,803	9.2%
Total	$79,234	83.8%	$81,493	85.0%

BurgerFi:
Restaurant Sales	$26,903	100.0%	$29,098	100.0%
Restaurant level operating expenses:
Food, beverage and paper costs	7,958	29.6%	9,180	31.5%
Labor and related expenses	8,385	31.2%	8,317	28.6%
Other operating expenses	5,914	22.0%	6,033	20.7%
Occupancy and related expenses	2,719	10.1%	2,772	9.5%
Total	$24,976	92.8%	$26,302	90.4%

Total consolidated restaurant level operating expenses as a percentage of restaurant sales was 85.8% for the nine months ended October 2, 2023, as compared to 86.3% for the nine months ended October 3, 2022 resulting in an improvement of 50 basis points in operating margin. For the Anthony's brand, restaurant-level operating expenses, as a percentage of sales was 83.8%, a decrease of 120 basis points for the nine months ended October 2, 2023, as compared to 85.0% for the nine months ended October 3, 2022, driven primarily by lower food costs partially offset by loss on sales leverage. For the BurgerFi brand, restaurant-level operating expenses, as a percentage of sales increased 240 basis points for the nine months ended October 2, 2023 from 92.8%, as compared to 90.4% for the nine months ended October 3, 2022, primarily due loss on sales leverage partially offset by lower food, beverage and paper costs.

Food, Beverage and Paper Costs

Food, beverage, and paper costs for the nine months ended October 2, 2023 decreased approximately $4.7 million, or 13%, as compared to the nine months ended October 3, 2022. As a percentage of corporate-owned restaurant sales, food, beverage and paper costs were 26.6% for the nine months ended October 2, 2023 as compared to 29.6% for the nine months ended October 3, 2022. This decrease was primarily attributable to lower food costs for the Anthony’s brand due primarily to lower chicken wing prices compared to the prior nine months, which contributed approximately $3.5 million, or 74% of the decrease.
Labor and Related Expenses

Labor and related expenses for the nine months ended October 2, 2023 increased by approximately $0.6 million, or 2%, as compared to the nine months ended October 3, 2022. As a percentage of corporate-owned restaurant sales, labor and related expenses were 31.1% for the nine months ended October 2, 2023, as compared to 29.7% for the nine months ended October 3, 2022. This 140 basis points increase is primarily due to per hour labor rates, higher training costs, and lower efficiencies at both brands, in addition to more BurgerFi corporate stores operating in the current year when compared to the prior year.

Other Operating Expenses

Other operating expenses for the nine months ended October 2, 2023 increased by approximately $0.3 million, or 2%, as compared to the nine months ended October 3, 2022. As a percentage of corporate-owned restaurant sales, other operating expenses were 18.5% for the nine months ended October 2, 2023 as compared to 17.7% for the nine months ended October 3, 2022. This 80 basis points increase in the current year primarily relates to increased cost of insurance, repairs and maintenance, technology, and other restaurant expenses compared to the prior year, including inflationary increases.

Occupancy and Related Expenses

Occupancy and related expenses for the nine months ended October 2, 2023 increased by approximately $0.1 million, or 1%. As a percentage of corporate-owned restaurant sales, occupancy and related expenses were 9.6% for the nine months ended October 2, 2023, as compared to 9.3% for the nine months ended October 3, 2022.

General and Administrative Expenses

General and administrative expense was $17.0 million for the nine months ended October 2, 2023 and decreased by approximately $1.9 million, or 10%, as compared to the nine months ended October 3, 2022. The decrease was due to lower litigation, merger integration activities, wages, and professional fees incurred during the nine months ended October 2, 2023, as compared to the nine months ended October 3, 2022. During the nine months ended October 2, 2023, we reduced headcount in our restaurant support center driven by efficiencies gained by merger and integration activities.

Depreciation and Amortization Expense

Depreciation and amortization expense was $9.8 million for the nine months ended October 2, 2023, as compared to $13.4 million for the nine months ended October 3, 2022. This decrease was primarily related to lower asset values due to fully depreciated assets and as a result of impairments recorded during the prior year.

Share-Based Compensation Expense

Share-based compensation expense was $5.4 million for the nine months ended October 2, 2023, as compared to $9.3 million for the nine months ended October 3, 2022, primarily due to lower amortization of restricted stock unit grants and forfeiture of shares granted to executives.during the nine months ended October 2, 2023 as compared to nine months ended October 3, 2022.

Brand Development, Co-op and Advertising Expense

Brand development, co-op, and advertising expense was $3.0 million for the nine months ended October 2, 2023, as compared to $3.0 million for the nine months ended October 3, 2022. Such expense was at a rate of 2.5% as a percentage of net sales for the nine months ended October 3, 2023 as compared to 2.4% for the nine months ended October 3, 2022.

Restructuring costs and other charges, net

Restructuring costs and other charges, net for the nine months ended October 2, 2023 of $2.7 million, primarily related to expenses in connection with the Credit Agreement requirements to raise additional capital or debt of $1.2 million, severance expenses of $1.2 million for departure of our former Chief Executive Officer and Chief Financial Officer during the current year and store closure costs of $0.3 million. Restructuring costs and other charges, net for the nine months ended October 3, 2022 of $1.6 million, primarily related to store pre-opening costs and store closure costs. See Note 10, “Debt,” for further discussion of our credit facilities and indebtedness.

Interest Expense, net

Interest expense, net was approximately $6.5 million for the nine months ended October 2, 2023, as compared to $6.6 million for the nine months ended October 3, 2022. Interest expense primarily resulted from interest associated with our senior credit facility, interest accretion and accrued interest on the related party note, and the accretion in value of our outstanding preferred stock.

Loss (Gain) on Change in Value of Warrant Liability

The Company recorded a non-cash loss of approximately $0.2 million during the nine months ended October 2, 2023, as compared to a non-cash gain of approximately $2.1 million during the nine months ended October 3, 2022 related to a change in the fair value of the warrant liability as a result of an increase in the market price of our outstanding warrants.

Other Income, Net

Other income, net was $0.1 million for the nine months ended October 2, 2023 as compared to approximately $2.5 million during the nine months ended October 3, 2022 primarily related to recording an Employee Retention Credit (“ERC”) made available through changed Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) legislation in the prior year.

Net Loss

Net loss for the nine months ended October 2, 2023 was $20.1 million, as compared with a net loss of $77.3 million, for the nine months ended October 3, 2022. The change was primarily due to goodwill and intangible asset impairment charges in the prior year, lower systemwide revenue, reduced share-based compensation expense and lower depreciation and amortization expense, partially offset by higher restructuring costs and other charges, net and loss on change in value of warrant liability as compared to the prior year.

Adjusted EBITDA

Adjusted EBITDA was approximately $5.4 million and $6.5 million for the nine months ended October 2, 2023 and October 3, 2022, respectively. The decrease in Adjusted EBITDA for the nine months ended October 2, 2023 is primarily the result of lower systemwide revenue partially offset by lower general and administrative expenses and lower food, beverage and paper costs as a percentage of sales. Please see below for reconciliation of non-U.S. GAAP financial measure Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net (loss) income on a consolidated basis and by segment.

Non-U.S. GAAP Financial Measures

As appropriate, we supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted

EBITDA”). We define Adjusted EBITDA as net loss before goodwill impairment, lease termination recovery, employee retention credits, share-based compensation expense, depreciation and amortization expense, interest expense (which includes accretion on the value of preferred stock and interest accretion on the related party note), restructuring costs, merger, acquisition and integration costs, legal settlements, net of gains, store closure costs, loss (gain) on change in value of warrant liability, pre-opening costs, (gain) loss on sale of assets and income tax expense (benefit).

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

Below is a reconciliation of Non-U.S. GAAP Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss on a consolidated basis and by segment for the quarter and nine months ended October 2, 2023 and October 3, 2022:

	Consolidated		BurgerFi		Anthony's
Quarter Ended (in thousands)	October 2, 2023	October 3, 2022	October 2, 2023	October 3, 2022	October 2, 2023	October 3, 2022
Net loss	$(4,958)	$(3,332)	$(4,167)	$(1,752)	$(791)	$(1,580)
Employee retention credits	—	(2,626)	—	(2,626)	—	—
Share-based compensation expense	172	1,010	177	1,010	(5)	—
Depreciation and amortization expense	3,272	4,253	2,123	2,212	1,149	2,041
Interest expense	2,219	2,245	1,033	1,003	1,186	1,242
Restructuring costs	353	—	311	—	42	—
Merger, acquisition and integration costs	96	168	62	168	34	—
Legal settlements, net of gains	(193)	81	(289)	81	96	—
Store closure costs	162	568	64	548	98	20
Gain on change in value of warrant liability	(224)	(726)	(224)	(726)	—	—
(Gain) loss on sale of assets	(85)	1	7	(5)	(92)	6
Adjusted EBITDA	$814	$1,642	$(903)	$(87)	$1,717	$1,729

	Consolidated		BurgerFi		Anthony's
Nine Months Ended (in thousands)	October 2, 2023	October 3, 2022	October 2, 2023	October 3, 2022	October 2, 2023	October 3, 2022
Net (loss) income	$(20,110)	$(77,269)	$(18,924)	$(36,439)	$(1,186)	$(40,830)
Goodwill impairment	—	55,168	—	17,505	—	37,663
Lease termination recovery	(42)	—	(42)	—	—	—
Employee retention credits	$—	$(2,626)	—	(2,626)	—	—
Share-based compensation expense	5,401	9,295	5,380	9,295	21	—
Depreciation and amortization expense	9,794	13,427	6,360	7,335	3,434	6,092
Interest expense	6,508	6,562	2,955	2,960	3,553	3,602
Restructuring costs	2,397	—	1,389	—	1,008	—
Merger, acquisition and integration costs	723	2,472	624	2,359	99	113
Legal settlements	317	393	218	393	99	—
Store closure costs	333	1,134	138	1,134	195	—
Loss (gain) on change in value of warrant liability	167	(2,050)	167	(2,050)	—	—
Pre-opening costs	—	474	—	474	—	—
Loss (gain) on sale of assets	(96)	1	1	(5)	(97)	6
Income tax benefit	2	(447)	—	(451)	2	4
Adjusted EBITDA	$5,394	$6,534	$(1,734)	$(116)	$7,128	$6,650

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability on our line of credit. As of October 2, 2023, we had liquidity of $13.7 million, comprised of a cash balance of $9.7 million and $4.0 million of undrawn availability on our line of credit.

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

The Credit Agreement contains numerous covenant clauses, including those whereby the Company is required to meet certain trailing twelve month quarterly financial ratios and a minimum liquidity requirement. The Company was in compliance with all of the covenants under the Credit Agreement as of October 2, 2023.

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

The following table presents the summary cash flow information for the periods indicated:

	Nine Months Ended
(in thousands)	October 2, 2023	October 3, 2022
Net cash (used in) provided by:
Operating activities	$(3,164)	$2,563
Investing activities	(489)	(422)
Financing activities	1,482	(2,889)
Net decrease in cash	$(2,171)	$(748)

Cash Flows (Used in) Provided by Operating Activities

During the nine months ended October 2, 2023, cash flows used in operating activities were approximately $3.2 million. The cash flows used in operating activities resulted from a net loss of $20.1 million, which was primarily related to depreciation and amortization expense of $9.8 million, share-based compensation expense of $5.4 million and non-cash interest expense of $3.6 million. Additionally, changes in operating assets and liabilities resulted in a net liability decrease of approximately $0.9 million, which was mainly due to a net decrease in accrued expenses and other current liabilities, primarily as a result of legal settlements and professional services related to obtaining financing under the Credit Agreement partially offset by receipts of ERC credits included in other assets.

Cash Flows Used in Investing Activities

During the nine months ended October 2, 2023, cash flows used in investing activities were approximately $0.5 million of which $1.4 million, primarily related to purchases of property and equipment for minor remodels and equipment replacements offset by $0.9 million primarily related to proceeds from the sale of liquor license for one of our closed Anthony’s locations.

Cash Flows Provided by (Used in) Financing Activities

During the nine months ended October 2, 2023, cash flows provided by financing activities were approximately $1.5 million, which were primarily related to principal payments on borrowings of approximately $6.5 million, which included repayment of $4.0 million on our line of credit and $2.5 million in loan repayments primarily on our term loan, offset by proceeds from borrowings of $5.1 million on our related party note and proceeds of $3.4 million from the private placement of 2,868,853 shares of our common stock.

Credit Agreement

The Company is party to a credit agreement with a syndicate of commercial banks (as amended, the “Credit Agreement”), which provides the Company with lender financing structured as a $52.1 million term loan and a $4.0 million line of credit as of October 2, 2023, with a maturity date of September 30, 2025.

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

We had recorded $14.4 million, net of unamortized discount of $0.7 million under the Junior Indebtedness as of October 2, 2023 included in related party note payable in the accompanying consolidated balance sheets.

Information regarding our Credit Agreement can be found under Note 10, “Debt,” to the consolidated financial statements included within this report.

Critical Accounting Policies and Use of Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission. During the nine months ended October 2, 2023, there were no material changes in our critical accounting estimates or policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 2, 2023.

Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended October 2, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing beyond our Credit Agreement. The Credit Agreement has approximately $52.1 million in financing outstanding as of October 2, 2023 and expires on September 30, 2025. The terms of our outstanding indebtedness provide for significant principal and interest payments, and subjects us to certain financial and non-financial covenants, including debt service leverage, coverage, and liquidity ratios, each as defined in the Credit Agreement. We cannot assure that cash on hand, cash flow from operations and any financing we are able to obtain through the Credit Agreement will be sufficient to continue to fund our operations and allow us to satisfy our obligations.

At October 2, 2023, we were compliant with our financial covenants. Some of the financial covenants contained within the Credit Facility require financial performance to improve at a rate faster than we have experienced and at a faster rate than we expect to experience over the next twelve months. As a result, management believes it is probable that the Company will not be in compliance with the each of the financial covenants in its credit agreement over the next 12 months, which would constitute a breach of the Credit Agreement and an event of default if not cured in accordance with its terms.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On July 10, 2023, the Company granted Carl Bachmann, the Company’s new Chief Executive Officer, employment inducement awards consisting of (i) 500,000 time-based restricted stock units (the “Bachmann Time-Based Restricted Stock Units”) and (ii) 500,000 performance-based restricted stock units (the “Bachmann Performance-Based Restricted Stock Units”) pursuant to the terms of grant agreements. Each of the Bachmann Time-Based Restricted Stock Units and Bachmann Performance-Based Restricted Stock Units represents a contingent right to receive one share of Company common stock. The Bachmann Time-Based Restricted Stock Units and Bachmann Performance-Based Restricted Stock Units are each scheduled to vest in five equal installments beginning on March 29, 2024, subject to Mr. Bachmann’s continuous employment through the service period for the applicable installment and earlier vesting due to a change of control or certain termination events and, in the case of the Performance-Based Restricted Stock Units, achievement of certain performance criteria set forth in that certain employment agreement (the “Bachmann Employment Agreement”, dated May 23, 2023, by and between the Company and Mr. Bachmann. Each of these grants was made as a material inducement to Mr. Bachmann’s employment and was approved by the Company’s Board of Directors and by the Compensation Committee of the Board of Directors as of July 10, 2023, in accordance with Nasdaq Listing Rule 5635(c)(4). The awards were granted outside of the Company’s 2020 Omnibus Equity Incentive Plan (the “Plan”.)

In addition to the Bachmann Time-Based Restricted Stock Units and Bachmann Performance-Based Restricted Stock Units described above, as contemplated by the Bachmann Employment Agreement and as an inducement to employment, the Company granted to Mr. Bachmann, effective as of July 10, 2023, 63,500 shares of the Company’s common stock, which such shares are subject to Rule 144 of the Securities Act of 1933, as amended.

On July 10, 2023, the Company also granted Christopher Jones, the Company’s new Chief Financial Officer, employment inducement awards consisting of (i) 200,000 time-based restricted stock units (the “Jones Time-Based Restricted Stock Units”) and (ii) 200,000 performance-based restricted stock units (the “Jones Performance-Based Restricted Stock Units”) pursuant to the terms of grant agreements. Each of the Jones Time-Based Restricted Stock Units and Jones Performance-Based Restricted Stock Units represents a contingent right to receive one share of Company common stock. The Jones Time-Based Restricted Stock Units and Jones Performance-Based Restricted Stock Units are each scheduled to vest in five equal installments beginning on March 29, 2024, subject to Mr. Jones’ continuous employment through the service period for the applicable installment and earlier vesting due to a change of control or certain termination events and, in the case of the Jones Performance-Based Restricted Stock Units, achievement of certain performance criteria set forth in that certain employment agreement, dated June 8, 2023 (the “Jones Employment Agreement”), by and between the Company and Mr. Jones. Each of these grants was made as a material inducement to Mr. Jones’ employment and was approved by the Company’s Board of Directors and by the Compensation Committee of the Board of Directors as of July 10, 2023, in accordance with Nasdaq Listing Rule 5635(c)(4). The awards were granted outside of the Plan.

Each of the foregoing grants to Mr. Bachmann and Mr. Jones was made in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. Each of Mr. Bachmann and Mr. Jones had adequate access, through business or other relationships, to information about the Company.

Item 5. Other Information

None

Item 6.    Exhibits

The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit Index

Exhibit No.	Description

10.1+
Restricted Stock Unit Award Agreement dated July 10, 2023, by and between BurgerFi International, Inc. and Carl Bachmann (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A filed by the registrant on July 14, 2023)

10.2+
Restricted Stock Unit Award Agreement dated July 10, 2023, by and between BurgerFi International, Inc. and Carl Bachmann (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A filed by the registrant on July 14, 2023)

10.3+
Restricted Stock Unit Award Agreement dated July 10, 2023, by and between BurgerFi International, Inc. and Carl Bachmann (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K/A filed by the registrant on July 14, 2023)

10.4+
Restricted Stock Unit Award Agreement dated July 10, 2023, by and between BurgerFi International, Inc. and Christopher Jones (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A filed by the registrant on July 14, 2023)

10.5+
Restricted Stock Unit Award Agreement dated July 10, 2023, by and between BurgerFi International, Inc. and Christopher Jones (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A filed by the registrant on July 14, 2023)

10.6
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

31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended October 2, 2023 has been formatted in Inline XBRL.
___________________________
*    Filed herewith.
**    Furnished.
+    Indicates a management contract or a compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2023

BurgerFi International, Inc.

By:	/s/ Carl Bachmann
Carl Bachmann
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Christopher Jones
Christopher Jones
Chief Financial Officer (Principal Financial and Accounting Officer)