Form 10-K
period 2024-01-01
BurgerFi International, Inc.
filed 2024-04-10
CIK 1723580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2024
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on July 3, 2023, was $29,524,449.
The number of shares of Registrant’s common stock outstanding as of April 5, 2024 was 27,042,213.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2024 annual meeting of stockholders (when it is filed) will be incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” and other similar references refer to BurgerFi International, Inc. after consummation of the BurgerFi acquisition and, unless otherwise stated, all its subsidiaries. The term “BurgerFi” refers to the system-wide fast casual “better burger” concept. The term “Anthony’s” refers to the upscale casual, “well-done” premium pizza and wing concept.

Overview

We are a leading multi-brand restaurant company that develops, markets and acquires fast-casual and premium-casual dining restaurant concepts around the world, including corporate-owned stores and franchises. As of January 1, 2024, we were the owner, operator and franchisor of the two following brands:

BurgerFi. BurgerFi is a fast-casual “better burger” concept, renowned for delivering an exceptional, all-natural premium “better burger” experience in a refined, contemporary environment. BurgerFi’s chef-driven menu offerings and eco-friendly restaurant design drive our brand communication. It offers a classic American menu of premium burgers, hot dogs, crispy chicken, frozen custard, hand-cut fries, shakes, beer, wine and more. Originally founded in 2011 in Lauderdale-by-the-Sea, Florida, the purpose was simple – “RedeFining” the way the world eats burgers by providing an upscale burger offering, at a fast-casual price point. BurgerFi is committed to an uncompromising and rewarding dining experience that promises fresh food of transparent quality. Since its inception, BurgerFi has grown to 108 BurgerFi locations, and as of January 1, 2024, is comprised of 28 corporate-owned restaurants and 80 franchised restaurants in 19 states, one foreign country, and Puerto Rico.

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

Anthony’s. Anthony’s is a premium pizza and wing brand, which prides itself on serving fresh, never frozen, high-quality ingredients. The concept is centered around a 900-degree coal fired oven, and its menu offers “well-done” pizza, coal fired chicken wings, homemade meatballs, and a variety of handcrafted sandwiches and salads. The restaurants also feature a deep wine and craft beer selection to round out the menu. The pizzas are prepared using a unique coal fired oven to quickly seal in natural flavors while creating a lightly charred crust. Anthony’s provides a differentiated offering among its casual dining peers driven by its coal fired oven, which enables the use of fresh, high-quality ingredients with quicker ticket times.

Since its inception in 2002 in Ft. Lauderdale, Florida, the Anthony’s brand has grown to 60 restaurants including 59 corporate-owned and one franchised location co-branded with BurgerFi as of January 1, 2024, primarily located along the East coast and has restaurants in eight states, including Florida (28 corporate and one co-branded franchised), Pennsylvania (11), New Jersey (7), New York (5), Massachusetts (4), Delaware (2), Maryland (1), and Rhode Island (1).

Anthony’s was named “The Best Pizza Chain in America" by USA Today's Great American Bites and “Top 3 Best Major Pizza Chain” by Mashed in 2021 and “The Absolute Best Wings in the U.S.” by Mashed in 2022. And named in “America's Favorite Restaurant Chains of 2022” by Newsweek.

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

Corporate-owned restaurants

For the years ended January 1, 2024 and January 2, 2023, average sales for our matured corporate-owned restaurants (stores open for greater than 2 years) were approximately $1.3 million and $1.7 million, respectively, at BurgerFi, and $2.1 million for both years at Anthony’s. At BurgerFi, we typically operate in a 2,200 to 2,400 square foot leased endcap and, to a lesser extent, free-standing or in-line space. For Anthony’s, we operate in an approximately 3,200 square foot leased endcap and, to a lesser extent, free-standing or in-line space. We do not own any real estate; we lease all our corporate-owned restaurant locations. Our lease term is generally ten plus two to four five-year options. Our build-out costs for BurgerFi have historically ranged from $0.8 million to $1.3 million but typically average approximately $1.1 million. Our build-out costs consist of leasehold improvements, kitchen equipment, furniture, point of sale and computer equipment, security equipment and signage. Our build-out costs for Anthony’s have historically ranged from $0.9 million to $1.2 million but typically average approximately $1.1 million. Our build out costs include, but are not limited to, leasehold improvements, kitchen equipment, furniture, point of sale and computer equipment, security equipment and signage.

Franchised restaurants

With respect to the BurgerFi brand, we currently use a franchising strategy to drive new restaurant growth in new and established markets, allowing for brand expansion without significant capital investment. The Company continues to evaluate its BurgerFi portfolio to determine the proper balance between corporate-owned restaurants and franchises and from time to time may sell and transfer corporate-owned restaurants to franchisees. Moreover, the Company launched Anthony’s franchising in 2022 with the first Anthony’s franchise co-branded with BurgerFi opening on December 18, 2023 in Kissimmee, Florida.. As of January 1, 2024, there were a total of 80 BurgerFi franchised restaurants. Franchisees range in size from single restaurant operators to multi-unit operators. For each of the years ended January 1, 2024 and January 2, 2023, average sales for our matured franchised restaurants (stores open for greater than 2 years) were approximately $1.4 million for BurgerFi franchises. As of January 1, 2024, franchisees owned an average of two locations, although several own between three and eight.

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

In particular, a summary of the purpose and belief of each of the BurgerFi and Anthony’s brands is as follows:

BurgerFi Brand. At BurgerFi, we are a Better Burger Brand featuring premium, quality ingredients and chef-crafted sensationally indulgent burgers, chicken, fresh-cut french fries and hand-battered onion rings, salads, custard shakes and plant-based burger options to meet the changing needs our guests. BurgerFi uses only the best ingredients: our domestically served freshly-angus ground beef comes from farms where cattle are humanely raised, vegetarian fed, and never exposed to steroids, antibiotics, or growth hormones – ever. In addition, we have developed our proprietary VegeFi burger and specialty made sauces. We are committed to the local communities where we serve and have our Give Back charity program where we donate a portion of proceeds from the restaurant’s sales as local fundraisers.

Anthony’s Brand. At Anthony’s, we are an authentic Italian restaurant committed to quality by using fresh ingredients – never frozen - and making our dough fresh daily for our pizzas. Anthony’s prides itself on importing our products from Italy, including our tomatoes, pasta and pecorino romano cheese. We are committed to responsible sourcing to obtain the freshest foods so we can deliver high-quality products, including premium pizzas and roasted jumbo wings – from the most flavorful canned Italian tomatoes for our handmade sauce to mozzarella cheese from Wisconsin. In serving the freshest ingredients, as well as helping support the local communities in which we serve, we source our fresh tomatoes locally.

At Anthony’s we honor our Italian heritage by serving family recipes as well as our signature hospitality. We live by the mottos “made with love” and “made with care.”. We serve our guests by hand, with heart and soul. This is one of the reasons why Anthony’s has the “first-slice” mentality – always serving the customer the first slice of pizza as if they are home with their family.

Executive Leadership

In July 2023, BurgerFi International had executive leadership changes. Our new Chief Executive Officer is an award-winning career restaurant professional with nearly 30 years of experience growing brands and helping them remain competitive. He most recently served as President of Smashburger, the Denver-based chain that specializes in custom burgers. In this role, he retooled the entire organization including rebuilding the leadership team, bringing back high quality food products, redefining the real estate portfolio, launching new food safety, service and cleanliness and restaurant condition initiatives, and relaunching the brand with a new marketing team and direction. Under his leadership, Smashburger experienced four years of system-wide same store sales growth along with expansion of both the corporate and franchise footprint.
Our new Chief Financial Officer, joins us with more than 17 years of experience specializing in equity research and serving as an analyst for various organizations, including The Buckingham Group, Jefferies Asset Management, Lehman Brothers, Oppenheimer & Co. Inc., Telsey Advisory Group, and Union Gaming Securities. He also has experience as a consumer analyst with over 15 years covering the consumer discretionary sector. Prior to joining us, he served as Chief Financial Officer of Odyssey Marine Exploration (Nasdaq: OMEX) in Tampa, Florida, where he directed the company’s overall finance function and provided specialized focus in financial negotiations, financial analysis and modeling, funding transactions, business/financial reporting and investor relations. Prior to joining Odyssey, he was Vice President of Corporate Finance and Development at Mohegan Gaming & Entertainment where he led International Financial Development and Investor Relations.

Winning Culture

The franchise and corporate leaderships teams have been reorganized to report directly to our CEO who provides strong support and focus on operations. The “Win” culture framework is built on three principles: Is it a ‘win’ for the guest? Is it a ‘win’ for the restaurant team members? Is it a ‘win” for Stockholders and Franchisees? These are the strategic filters used for daily decisions at the restaurant and Restaurant Support Center.

Five Point Strategic Plan

The business plan for both brands is built on the Five Point Strategic Plan.

1.Infrastructure – The plan starts with people. At both BurgerFi and Anthony’s, we have promoted from within for the field team leadership roles, we have made significant improvements in reducing turnover at the restaurant level and we have empowered our General Managers to hire the best people. Improving our training, communications and systems for our franchisees ensures that they are able to hire and train the best people which ultimately translates into improved guest experience. By placing the guest first, we strive to lead the Fast Casual Better Burger category.
2.Taste and Quality Superiority – this has been a key differentiator for both brands since they were founded and upholding that quality – or bringing it back – has been a key focus. At BurgerFi, we have improved the quality of hand-cut French fries through an improved cooking process, we have improved the temperature and overall taste of the burger sandwiches with improved to-go packaging and have improved the quality of our buns with a new, clean ingredient product. When introducing new products and menu innovation, new items must meet our high quality standards, such as the introduction of new pasta entrees at Anthony’s with imported Italian pasta and the new jumbo wings at BurgerFi. We strive to not sacrifice quality for the sake of cost-cutting.
3.Defining the Portfolio – we are constantly re-examining our current locations as well as looking at our development portfolio. The world is changing and the way consumers travel, shop and eat is constantly changing. Therefore, we aim to meet customers while they are out rather than waiting for them to come to us. Non-traditional partnerships, such as airports, movie-theaters and entertainment parks are an accelerated development path and one that brings our brand in front of thousands of people for BurgerFi. With prominence along the East Coast, we strive to continue to fortress our franchise presence along this corridor along with the re-opening of the new flagship BurgerFi in New York City, as well as new restaurant openings. The first Anthony’s franchise as a co-brand with BurgerFi in the vacation home capital of the world of Kissimmee, Florida marked a new chapter for the brand and is expected to be followed by a second franchisee location in Miami located at the premiere Miami World Center.

4.Standards and Processes – creating and maintaining gold standards is critical to ensure consistent, excellent execution and to encourage adherence to food safety protocols by all restaurants. Technology and innovation plays a critical role and upgrading POS systems, mobile apps, online training and scheduling enables efficiencies while improving performance and, reducing labor and waste.
5.Marketing – creating awareness through both earned and owned media channels is critical to allow a ‘challenger’ brand to “punch above our weight.” Strategic media placement in digital and social channels with target audience segmentation, and a refined search and optimized website is the first pillar of our omnichannel marketing strategy. This combined with leveraging relevant social cultural currency trends and holidays and improving loyalty through app downloads and building the first party database for both brands has resulted in an improved full funnel marketing approach and improved NPS scores as well record sales and traffic promotional days.

Growth Strategies

Our long-term strategy is focused on profitably building our base brands and growing new distribution channels, including franchised locations and acquiring new concepts. We believe the Company’s growth strategies primarily include the following:

•Opportunistically Acquire New Brands. We are developing a management platform to cost-effectively scale new restaurant concept acquisitions. Our acquisition of Anthony’s is the first example of this growth strategy. We seek concepts with established, widely recognized brands; steady cash flows; stable relationships with franchisees; sustainable operating performance; and growth potential, both geographically and through co-branding initiatives across our portfolio. We are also actively focused on tuck-in acquisitions of smaller better burger operations or franchise brand conversions, which we expect would expand our overall footprint as the better burger space.

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

Franchise Program

Overview

The Company launched the Anthony’s franchise program in 2022 and expects to leverage the BurgerFi brand franchise program, systems, and knowledge, and while most of the operating franchises are with the BurgerFi brand, Anthony’s opened its first franchise, cobranded with BurgerFi, in December 2023. As a result, most of the following is an overview of the BurgerFi franchise program; however, Anthony’s intends to follow similar guidelines.

BurgerFi uses a franchising strategy to augment new restaurant growth in new and established markets, allowing for brand expansion without significant internal capital investment. BurgerFi’s first franchise location opened in 2012. As of January 1, 2024, there were a total of 80 franchised restaurants in the United States and Saudi Arabia. Franchisees range in size from single restaurant operators to multi-unit operators, the largest of which owns eight locations. For a BurgerFi location, the current franchise agreement reflects a 10 year term and provides for an initial franchise fee per store of $45,000 and a royalty fee of 5.5% of net sales and an advertising fee of 2.5% of net sales.

We believe that franchise revenue provides stable and recurring cash flows to us and, as such, we plan to continue expanding the base of franchise operated restaurants. In established markets, we intend to encourage continued growth from current franchisees and assist them in identifying and securing new locations. In emerging and new markets, we intend to source qualified and experienced new franchisees for multi-unit development opportunities. Although historically we’ve had a significant blend of one to two store franchise operators in our system, in expansion markets we will strive to seek franchisees from successful, non-competitive brands operating within those markets. We market franchise opportunities through strategic networking, participation in select industry conferences, high profile sales campaigns, our existing website, printed materials, and geo-targeted digital ads.

BurgerFi has several forums to enhance participation and engagement with our franchise community, including a Franchise Advisory Council (“FAC”) to enhance participation and engagement with the franchise community. The FAC provides input and feedback on operating and marketing strategy and initiatives. FAC works with its group of franchise constituents to communicate and collaborate with the Company, providing input, feedback, and marketing strategy and system wide initiatives. Cross-functional teams comprised of company operators, franchise operators and executive team members collaborate to enhance vendor relationships and negotiate favorable scenarios for both the BurgerFi system and our vendors.

Anthony’s uses a franchising strategy to augment new restaurant growth in new and established markets, allowing for brand expansion without significant internal capital investment. Anthony’s first franchise location, cobranded with BurgerFi, opened in 2023. As of January 1, 2024, there was a total of one franchised restaurant located in Kissimmee, Florida. For an Anthony’s location, the current franchise agreement reflects a 10 year term and provides for an initial franchise fee per store of $50,000, a royalty fee of 5.5% of net sales and an advertising fee of 2.5% net sales.

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

BurgerFi restaurants feature an inviting, next-gen look and feel, appealing to consumers of all ages seeking an engaging, high-quality dining experience. There are many fixtures and furnishings inside that tell a story of sustainability like recycled and/or upcyled furniture items, such as our 111 Navy Coca-Cola chairs, or our energy efficient Macro Air fans and LED lighting that reduce our overall carbon footprint. These products and materials are sourced through our preferred vendors to meet the needs of the restaurants.

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

Distribution. Currently the Company contracts with several national distributors to provide its food distribution services in the United States for both of the Anthony’s and BurgerFi brands. The Company intends to continue leveraging the increased scale of the Company to consolidate distributors and obtain more favorable optimization and costs.

For BurgerFi, we utilize 22 affiliated distribution centers to supply our domestic corporate-owned and franchised restaurants. For Anthony’s, we utilize 11 affiliated distribution centers to supply our corporate-owned restaurants. We regularly assess our broadline distributor to ensure our strict safety and quality standards are met and that the prices they offer are competitive.

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

Other technology and innovation ideas that the Company is testing include an in-car voice-activated ordering system available in certain 5G enabled vehicles, as well as new gas-assisted pizza ovens at Anthony’s.

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

Employees

As of January 1, 2024, our team members consisted of 2,484 employees, including 1,015 full-time employees. We believe that we have good relations with our employees.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual references only. We also make the documents listed above available without charge through the Investor Relations Section of our website at www.burgerfi.com.

Item 1A. Risk Factors.

SUMMARY RISK FACTORS

Our business is subject to numerous risks. In addition to the summary below, carefully review the “Risk Factors” section of this Annual Report. We may be subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. These risks should be read in conjunction with the other information in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and in our other public disclosures. Some of the principal risks relating to our business include:

•We have significant outstanding indebtedness and due to event of default on our credit agreement we are not forecasted to have the readily available funds to repay the debt if called by the lenders, which raises substantial doubt about the Company’s ability to continue as a going concern.;
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
•If we identify a material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business, investor confidence and our stock price;
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
•Trading volatility and the price of our common stock may be adversely affected by many factors, including its designation as a “penny stock;”
•With the stock price under $1.00 we have received a Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard.
•We and our franchisees may be adversely affected by climate change; and
•We are subject to increasing and evolving requirements and expectations with respect to social, governance and environmental sustainability matters, which could expose us to numerous risks.

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

We have significant outstanding indebtedness and due to event of default on our Credit Agreement, we are not forecasted to have the readily available funds to repay the debt if called by the lenders, which exposes us to lender remedies.

As of January 1, 2024, the principal balance of the indebtedness under our secured credit agreement, dated as of December 15, 2021 (as amended, the “Credit Agreement”) which expires on September 30, 2025 was $53.3 million. In addition, on February 24, 2023, the Company and its subsidiaries entered into a Secured Promissory Note (the “Note”) with CP7 Warming Bag , L.P.(“CP7”), an affiliate of L Catterton Fund L.P. (“L Catterton”), as lender (the “Junior Lender”), pursuant to which the Junior Lender continued, amended and restated that certain delayed draw term loan (the “Delayed Draw Term Loan”) of $10.0 million under the Credit Agreement, which is junior subordinated secured indebtedness, and also provided $5.1 million of new junior subordinated secured indebtedness, to the Company and its subsidiaries (collectively, the “Junior Indebtedness”), for a total of $15.1 million, which Junior Indebtedness was incurred outside of the Credit Agreement. We may incur additional indebtedness for various purposes, including to fund future acquisitions and operational needs. The terms of our outstanding indebtedness provide for significant principal and interest payments, and subjects us to certain financial and non-financial covenants, including debt service leverage, coverage, and liquidity ratios, each as defined in the Credit Agreement. As of January 1, 2024, we were not in compliance with the minimum liquidity requirement of the Credit Agreement, which constitutes a breach of the Credit Agreement and an event of default, which may cause the indebtedness to become partially or fully due and payable on an accelerated schedule.

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

At this time, our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict. As of January 1, 2024 we were in breach of our covenants under our Credit Agreement, which raises substantial doubt about our ability to continue as a going concern.

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

At this time, our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict. As of January 1, 2024, we were not in compliance with the minimum liquidity requirement of the Credit Agreement, which constitutes a breach of the Credit Agreement and an event of default.

Such default entitles the lenders to call the debt sooner than its maturity date of September 30, 2025. In the event the lenders do call the debt, the Company is not forecasted to have the readily available funds to repay the debt, which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

We have been actively engaged in discussions with our lenders to explore potential solutions regarding the default event and its resolution. We cannot, however, predict the results of any such negotiations.

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

We rely, in part, on our franchisees and the manner in which they operate their restaurants to develop and promote our business. As of January 1, 2024, 45 franchisees operated all of our domestic BurgerFi franchised restaurants, and 1 franchisee operated our international BurgerFi franchised restaurant. In 2022, we launched the Anthony’s franchise brand and have signed one multi-unit development agreement with one franchised location now open. Our franchisees are required to operate their restaurants according to the specific guidelines we set forth, which are essential to maintaining brand integrity and reputation, all laws and regulations applicable to us and our subsidiaries and all laws and regulations applicable in the jurisdictions in which we operate. We provide training to these franchisees to integrate them into our operating strategy and culture. Because we do not, however, have day-to-day control over all of these restaurants, we cannot give assurance that there will not be differences in product and service quality, operations, labor law enforcement or marketing or that there will be adherence to all of our guidelines and applicable laws at these restaurants. In addition, if our franchisees fail to make investments necessary to maintain or improve their restaurants, guest preference for the brand could suffer. Failure of these restaurants to operate effectively, including temporary or permanent closures of the restaurant or terminations of the franchisee from our system, has adversely affected and could continue to adversely affect our cash flows from those operations or have a negative impact on our reputation or our business.

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

Our franchise business model presents a number of risks, including the launch of the Anthony’s franchise brand.

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

We evaluate intangible assets and goodwill for impairment annually and whenever events or changes in circumstances indicate that its carrying value may not be recoverable. We also evaluate long-lived assets on a quarterly basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As part of our annual goodwill assessment during the fiscal year 2023, there was no goodwill impairment charge for the year ended January 1, 2024 related to the Anthony's and BurgerFi reporting units. We also recorded an asset impairment charge of $4.5 million related to property and equipment and right-of-use assets for certain underperforming stores for the year ended January 1, 2024, of which $3.3 million related to BurgerFi and $1.2 million related to Anthony’s.

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

From time to time, competitive conditions could limit our menu pricing flexibility. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our guests without any resulting change to their visit frequencies or purchasing patterns. In addition, there can be no assurance that we will generate same-store sales growth in an amount sufficient to offset inflationary or other cost pressures. We have implemented, and may continue to further implement price increases to mitigate the inflationary effects of food and labor costs; however, we cannot predict the long-term impact of these negative economic conditions on our restaurant profitability.

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

Our competition continues to intensify as new competitors enter the burger and premium pizza, fast-casual, quick service, and casual dining segments. Many of our competitors emphasize low cost “value meal” menu options or other programs that provide price discounts on their menu offerings, a strategy we do not currently pursue. We also face increasing competitive pressures from some of our competitors, who also offer better quality ingredients, such as antibiotic-free meat. Our continued success depends, in part, on the continued popularity of our menus and the experience we offer guests at our restaurants. If we are unable to continue to compete effectively, customer traffic, restaurant sales, and restaurant-level operating profit margins could decline, and our business, financial condition, and results of operations could be adversely affected.

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

Our business is subject to the risk of, and we are party to, including a stockholder class action lawsuit, litigation by employees, guests, suppliers, franchisees, stockholders, or others through private actions, class actions, administrative proceedings, regulatory actions, or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify.

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

OTHER RISK FACTORS AFFECTING OUR BUSINESS

We and our franchisees may be adversely affected by climate change.

We, our franchisees, and our supply chain are subject to risks and costs arising from the effects of climate change, greenhouse gases, and diminishing energy and water resources. Climate change may have a negative effect on agricultural productivity which may result in decreased availability or less favorable pricing for certain commodities used in our products, such as beef, chicken, potatoes and dairy. Climate change may also increase the frequency or severity of weather-related events and natural disasters. Such adverse weather-related impacts may disrupt our operations, cause restaurant closures or delay the opening of new restaurants, and/or increase the costs of (and decrease the availability of) food and other supplies needed for our operations. In turn this could result in reduced profitability for our franchisees and our Company restaurants and reduced system-wide sales and franchise revenue for us. In addition, various legislative and regulatory efforts to combat climate change may increase in the future, which could result in additional taxes, increased expenses and otherwise disrupt or adversely impact our business and/or our growth prospects.

We are subject to increasing and evolving requirements and expectations with respect to social, governance and environmental sustainability matters, which could expose us to numerous risks.

There has been an increased focus, including from investors, the public and governmental and nongovernmental authorities, on social, governance and environmental sustainability matters, such as climate change, greenhouse gases, packaging and waste, human rights, diversity, sustainable supply chain practices, animal health and welfare, deforestation, land, energy and water use and other corporate responsibility matters. We and our franchisees are and may become subject to changing rules, regulations and consumer or investor expectations with respect to these matters. As the result of these evolving requirements and increased expectations, as well as our commitment to sustainability matters, we may continue to establish or expand goals, commitments or targets, take actions to meet such goals, commitments and targets and provide expanded disclosure on these matters. These goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, we may be criticized for the accuracy, adequacy or completeness of disclosures and we are not able to mandate compliance by our franchisees with any of these goals. Further, goals may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, assumptions that are subject to change, and other risks and uncertainties, many of which are outside of our control. If our data, processes and reporting with respect to social and environmental matters are incomplete or inaccurate, or if we fail to achieve progress with respect to these goals on a timely basis, or if our franchisees are not able to meet consumer or investor expectations, consumer and investor trust in our brands may suffer which could diminish the value of our brands and adversely affect our business.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and the listing standards of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It also requires annual management assessments of the effectiveness of our internal control over financial reporting and disclosure of any material weaknesses in such controls. If we become a large accelerated filer or an accelerated filer, we will be required to have our independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we anticipate that we will expend significant resources, including accounting-related costs and significant management oversight. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems, and resources.

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

As of January 1, 2024, approximately 69.1% of the voting power of our common stock was held, directly or indirectly, by our current board of directors, executive officers and greater than 5% beneficial owners. Certain of these, and other, stockholders, including L. Catterton as discussed below, for the foreseeable future, have influence over corporate management and affairs, as well as matters requiring stockholder approval, and they will be able to participate in the election of the members of our board of directors, including amendments to the Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. Our board of directors will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions.

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

On February 27, 2023, the Company filed an amended and restated certificate of designation, dated as of February 24, 2023 (the “A&R CoD”), with the Delaware Secretary of State regarding the Company’s shares of preferred stock, par value $0.0001 per share, designated as Series A Preferred Stock (the “Series A Junior Preferred Stock”), to amend certain powers, designations, preferences and other rights set forth therein, as more fully described below, to be effective February 27, 2023. As of January 1, 2024, CP7, an affiliate of Cardboard Box LLC and L Catterton, held substantially all of the issued and outstanding shares of Series A Junior Preferred Stock.

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

The Company’s Emerging Growth Company status has expired, which could increase the costs and demands placed upon our management.

We were deemed an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), until January 1, 2024. Since the designation has expired for our emerging growth company status, we expect the costs and demands placed upon our management to increase, as we must comply with additional disclosure and accounting requirements under applicable SEC and Nasdaq rules and regulations. Complying with these requirements is costly and time consuming, and has placed significant demands on our management and on our administrative and operational resources. If we are unable to comply with these requirements in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and our business, prospects, financial condition and results of operations could be harmed.

We may be unable to maintain the listing of our securities in the future.

On January 23, 2024, we received a notice (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we are not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rules 5450(a)(1) (the “Bid Price Rule”) for continued listing. The Bid Price Rule requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Notice has no immediate effect on the listing of our common stock or warrants on the Nasdaq Global Market.

In accordance with the Compliance Period Rule, we have 180 calendar days to regain compliance. If, at any time before the end of this 180-day period, or through July 22, 2024, the closing bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to the Staff’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H), the Staff will provide written notification that we have achieved compliance with the Bid Price Rule. If we do not regain compliance during this 180-day period, we may be eligible for additional time to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii) by transferring to the Nasdaq Capital Market. To qualify, we would need to submit a Transfer Application and a $5,000 application fee. In addition, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split if necessary.

We intend to continue to monitor the closing bid price of our common stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by the Staff, the Staff will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that we will be successful in maintaining the listing of our common stock on the Nasdaq Global Market, or, if transferred, on the Nasdaq Capital Market.

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

Outstanding warrants (including (A) warrants to purchase shares of common stock, at an exercise price of $11.50 per share, issued in connection with the IPO (the “Public Warrants”) and (B)(i) warrants to purchase shares of common stock, at an exercise price of $11.50 per share, which consist of warrants that are part of the units issued to Lion Point Capital, L.P. ("Lion Point") and Lionheart Equities, under the Amended and Restated Forward Purchase Contracts that the Company entered into, at the time of the BurgerFi acquisition, with Lion Point and Lionheart Equities, (ii) private placement warrants and (iii) working capital warrants, all of which were issued pursuant to private placement exemptions (together with (i) and (ii), the “Private Warrants”)) are exercisable at a price of $11.50 per share. Refer to Note 12, “Stockholders' Equity,” as it relates to the number of warrants and options outstanding as of fiscal year end. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We recognize the critical importance of maintaining the trust and confidence of our customers, franchisees, and employees.

Our operations utilize multiple information systems, including accounting software, human resources management software, back of house systems, supply chain software, our brands’ mobile apps, online ordering platforms, in-restaurant kiosks, point-of-sale software, and back-of-house software. In the ordinary course of our business, we collect, process, transmit, disclose, and retain personal information regarding our employees, our franchisees, vendors, contractors, and guests (which can include social security numbers, social insurance numbers, banking and tax identification information, health care information for employees, and credit card information) and our franchisees collect similar information.

To protect the information that we gather and the availability of our information systems from cybersecurity threats, we have an ongoing cybersecurity risk mitigation program, which includes maintaining up-to-date detection, prevention and monitoring systems and contracting with outside cybersecurity firms to provide continuous monitoring of our systems as well as threat-detection services. We define a cybersecurity threat as any potential unauthorized occurrence on or conducted through our information systems or information systems of a third party that we utilize in our business that may result in adverse effects on the confidentiality, integrity or availability of our information systems or any information residing therein.

Our cybersecurity risk management program includes:
▪    Risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
▪    A security team led by a Chief Technology Officer (“CTO”) principally responsible for managing our (1) cybersecurity risk assessment processes, (2) security controls, and (3) response to cybersecurity incidents;
▪    The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls and designed to anticipate cyber-attacks and prevent breaches;
▪    Cybersecurity awareness training of our employees, incident response personnel, and senior management;
▪    A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks.

The Audit Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding cybersecurity incidents, that we experience.

The Audit Committee reports to the full board of directors regarding its activities, including those related to cybersecurity.

Our management team, including historically our CTO, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises our retained external cybersecurity consultants. Our former CTO who recently left the company had significant experience across digital innovation and technology-enabled growth, information security, infrastructure, operations and compliance, including over 10 years of experience managing enterprise level programs over IT. The Company has identified a candidate that it desires to fill the role.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

We have not encountered any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to affect us, including our business strategy, results of operations or financial condition. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. See Item 1A. Risk Factors for potential risks related to our information technology systems that we are subject to and that may materially adversely affect our business ("Security breaches of either confidential guest information in connection with, among other things, our electronic processing of credit and debit card transactions or mobile ordering app, or confidential employee information may adversely affect our business” and "Failure to comply with privacy and cybersecurity laws and regulations could cause us to face litigation and penalties that could adversely affect our business, financial conditions, and results of operations.").

Item 2. Properties.

Our BurgerFi and Anthony's brand restaurants are primarily end-cap facilities, and, to a lesser extent in-line or free-standing. As of January 1, 2024, we leased the premises in which our corporate-owned restaurants are operating. Our restaurant leases generally have initial terms averaging ten years, with two to four renewal options of five years each. Most restaurant leases provide for a specified annual rent, although some call for additional or contingent rent. Generally, leases are “net leases” that require the restaurant to pay a pro rata share of property taxes, insurance and common area maintenance costs. As of January 1, 2024, our restaurant system consisted of 168 restaurants comprised of 87 corporate-owned restaurants and 81 franchised restaurants located in the United States, Puerto Rico and Saudi Arabia.

We previously leased our executive offices, consisting of approximately 16,500 square feet in North Palm Beach, Florida, for a term expiring in 2023, with an option to renew. In January 2022, we exercised our right to terminate this North Palm Beach lease effective as of July 2022. We currently lease approximately 18,000 square feet in Fort Lauderdale, Florida for our executive offices, for a term expiring in 2032, with an option to renew. Please see Certain Relationships and Related Transactions, and Director Independence for information about this lease.

We believe our current office space is suitable and adequate for its intended purposes and provides opportunity for expansion. The following chart shows the number of restaurants in each of the states in which we operated as of January 1, 2024:

State/Country[1]	Corporate- Operated	Franchise- Operated	Total
Domestic:
Alabama	—	3	3
Alaska	—	1	1
Arizona	—	—	—
Colorado	—	1	1
Connecticut	—	1	1
Delaware	2	—	2
Florida	54	32	86
Georgia	—	4	4
Illinois	—	1	1
Indiana	—	2	2
Kansas	—	1	1
Kentucky	—	—	—
Maryland	1	7	8
Massachusetts	4	—	4
Michigan	—	1	1
New Jersey	7	1	8
Nevada	—	—	—
New York	6	5	11
North Carolina	—	4	4
Ohio	—	2	2
Pennsylvania	11	3	14
Puerto Rico	—	4	4
RI	1	—	1
South Carolina	—	2	2
Tennessee	1	—	1
Texas	—	—	—
Virginia	—	4	4
International:			—
Saudi Arabia	—	2	2
Total	87	81	168
1Anthony’s brand is located along the East coast of the United States and has restaurants in eight states, including Florida (28 corporate and one co-branded franchised), Pennsylvania (11), New Jersey (7), New York (5), Massachusetts (4), Delaware (2), Maryland (1), and Rhode Island (1).

Item 3. Legal Proceedings

Information regarding our legal proceedings can be found under the Contingencies sections of Note 7, “Commitments and Contingencies” to the Consolidated Financial Statements included within this report.

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

Record Holders

As of March 28, 2024, we had 27,042,213 shares of common stock outstanding and 121 record holders of our common stock.

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

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and footnotes thereto included elsewhere in this Annual Report.

Overview

The Company is a leading multi-brand restaurant company that develops, markets and acquires fast-casual and premium-casual dining restaurant concepts around the world, including corporate-owned stores and franchises. As of January 1, 2024, we were the owner and franchisor of the two following brands:

BurgerFi. BurgerFi is a fast-casual “better burger” concept, renowned for delivering an exceptional, all-natural premium “better burger” experience in a refined, contemporary environment. BurgerFi’s chef-driven menu offerings and eco-friendly restaurant design drive our brand communication. It offers a classic American menu of premium burgers, hot dogs, crispy chicken, frozen custard, hand-cut fries, shakes, beer, wine and more. Originally founded in 2011 in Lauderdale-by-the-Sea, Florida, the purpose was simple – “RedeFining” the way the world eats burgers by providing an upscale burger offering, at a fast-casual price point. BurgerFi is committed to an uncompromising and rewarding dining experience that promises fresh food of transparent quality. Since its inception, BurgerFi has grown to 108 BurgerFi locations, and as of January 1, 2024, was comprised of 28 corporate-owned restaurants and 80 franchised restaurants in one foreign country and 19 states, as well as Puerto Rico.

BurgerFi was named "The Very Best Burger" at the 2023 edition of the nationally acclaimed SOBE Wine and Food Festival and “Best Fast Food Burger” in USA Today’s 10Best 2023 Readers’ Choice Awards for its BBQ Rodeo Burger, "Best Fast Casual Restaurant" in USA Today's 10Best 2023 Readers' Choice Awards for the third consecutive year, QSR Magazine's Breakout Brand of 2020 and Fast Casual's 2021 #1 Brand of the Year. In 2021, Consumer Reports awarded BurgerFi an “A Grade Angus Beef” rating for the third consecutive year.

Anthony’s. Anthony’s is a premium pizza and wing brand operating 59 corporate-owned casual restaurant locations, as of January 1, 2024. Anthony’s prides itself on serving fresh, never frozen, high-quality ingredients. The concept is centered around a 900-degree coal fired oven, and its menu offers “well-done” pizza, coal fired chicken wings, homemade meatballs, and a variety of handcrafted sandwiches and salads. The restaurants also feature a deep wine and craft beer selection to round out the menu. The pizzas are prepared using a unique coal fired oven to quickly seal in natural flavors while creating a lightly charred crust. Anthony’s provides a differentiated offering among its casual dining peers driven by its coal fired oven, which enables the use of fresh, high-quality ingredients with quicker ticket times.

Since its inception in 2002, the Anthony’s brand has grown to 59 corporate-owned locations and one franchised location co-branded with BurgerFi, as of January 1, 2024, primarily along the East coast and has restaurants in eight states, including Florida (28 corporate and 1 franchised co-branded with BurgerFi), Pennsylvania (11), New Jersey (7), New York (5), Massachusetts (4), Delaware (2), Maryland (1), and Rhode Island (1).

Anthony’s was named “The Best Pizza Chain in America" by USA Today's Great American Bites and “Top 3 Best Major Pizza Chain” by Mashed in 2021 and “The Absolute Best Wings in the U.S.” by Mashed in 2022. And named in “America's Favorite Restaurant Chains of 2022” by Newsweek.

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

Key Metrics

Systemwide Restaurant Sales

“Systemwide Restaurant Sales” are not revenues to the Company, however the Company records royalty revenue based as a percentage of Systemwide Restaurant Sales. Systemwide Restaurant Sales is presented as informational data in order to understand the aggregation of franchised stores sales, ghost kitchen and corporate-owned store sales performance. Systemwide Restaurant Sales growth refers to the percentage change in sales at all franchised restaurants, ghost kitchens and corporate-owned restaurants in one period from the same period in the prior year. Systemwide Restaurant Same-Store Sales growth refers to the percentage change in sales at all franchised restaurants, ghost kitchens, and corporate-owned restaurants after 14 months of operations. See definition below for “Same-Store Sales”

Corporate-Owned Restaurant Sales

“Corporate-Owned Restaurant Sales” represent the sales generated only by corporate-owned restaurants. Corporate-Owned Restaurant Sales growth refers to the percentage change in sales at all corporate-owned restaurants in one period from the same period in the prior year. Corporate-Owned Restaurant Same-Store Sales growth refers to the percentage change in sales at all corporate-owned restaurants after 14 months of operations. These measures highlight the performance of existing corporate-owned restaurants.

Franchise Restaurant Sales

“Franchise Restaurant Sales” represent the sales generated only by franchisee-owned restaurants and are not recorded as revenue, however, the royalties based on a percentage of these franchise restaurant sales are recorded as revenue. Franchise Restaurant Sales growth refers to the percentage change in sales at all franchised restaurants in one period from the same period in the prior year. Franchise Restaurant Same-Store Sales growth refers to the percentage change in sales at all franchised restaurants after 14 months of operations. These measures highlight the performance of existing franchised restaurants.

Same-Store Sales

The measure of “Same-Store Sales” is used to evaluate the performance of our store base, which excludes the impact of new stores and closed stores, in both periods under comparison. We include a restaurant in the calculation of Same-Store Sales after 14 months of operations. A restaurant that is temporarily closed, is included in the Same-Store Sales computation. A restaurant that is closed permanently, such as upon termination of the lease, or other permanent closure, is immediately removed from the Same-Store Sales computation. Our calculation of Same-Store Sales may not be comparable to others in the industry.

Digital Channel Orders

The measure of “Digital Channel % of Systemwide Sales” is used to measure performance of our investments made in our digital platform and partnerships with third party delivery partners. We believe our digital platform capabilities are a vital element to continuing to serve our customers and will continue to be a differentiator for the Company as compared to some of our competitors. Digital Channel as % of Systemwide Sales are indicative of the sales placed through our digital platforms and the percentage of those digital sales when compared to total sales at all our franchised and corporate-owned restaurants.

Unless otherwise stated, Systemwide Restaurant Sales, Systemwide Sales growth, and Same-Store Sales are presented on a systemwide basis, which means they include franchise restaurants and corporate-owned restaurants. Franchise restaurant sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our royalty revenues and brand royalty revenues are calculated based on a percentage of franchise sales.

The following key metrics are important indicators of the overall direction of our business, including trends in sales and the effectiveness of our marketing, operating, and growth initiatives. By providing these key metrics, we believe we are enhancing investors’ understanding of our business as well as assisting investors in evaluating how well we are executing our strategic initiatives.

(in thousands, except for percentage data)	Year Ended January 1, 2024[1]	Year Ended January 2, 2023[1,2,3]
Systemwide Restaurant Sales	$274,437	$289,640
Systemwide Restaurant Sales Growth	(5)%	—%
Systemwide Restaurant Same-Store Sales Growth	(4)%	(2)%
Corporate-Owned Restaurant Sales	$160,827	$166,198
Corporate-Owned Restaurant Sales Growth	(3)%	6%
Corporate-Owned Restaurant Same-Store Sales Growth	(4)%	2%
Franchise Restaurant Sales	$113,610	$123,442
Franchise Restaurant Sales Growth	(7)%	(7)%
Franchise Restaurant Same-Store Sales Growth	(6)%	(6)%
Digital Channel % of Systemwide Sales	32%	35%

	Year Ended January 1, 2024[1]		Year Ended January 2, 2023[1]
(in thousands, except for percentage data)	Anthony's3	BurgerFi[2]	Anthony's3	BurgerFi[2]
Systemwide Restaurant Sales	$125,686	$148,750	$128,819	$160,821
Systemwide Restaurant Sales Growth	(2)%	(7)%	5%	(3)%
Systemwide Restaurant Same-Store Sales Growth	(1)%	(8)%	5%	(7)%
Corporate-Owned Restaurant Sales	$125,629	$35,198	$128,819	$37,379
Corporate-Owned Restaurant Sales Growth	(2)%	(5)%	5%	10%
Corporate-Owned Restaurant Same-Store Sales Growth	(1)%	(12)%	5%	(11)%
Franchise Restaurant Sales	$57	$113,553	N/A	$123,442
Franchise Restaurant Sales Growth	100%	(7)%	N/A	(7)%
Franchise Restaurant Same-Store Sales Growth	N/A	(6)%	N/A	(6)%
Digital Channel % of Systemwide Sales	33%	31%	37%	33%

1.Refer to “Key Metrics Definitions” and “About Non-GAAP Financial Measures” sections below.
2.The fiscal year 2023 reporting periods for BurgerFi changed to 4-4-5 calendar quarters with a 52-53 week fiscal year ending on the Monday nearest December 31 of each year to improve the alignment of financial and business processes following the acquisition of Anthony’s. We have adjusted for differences arising from the different fiscal-period ends for the quarter and fiscal year 2023 when comparing to 2022.
3.Included within Systemwide Restaurant Sales Growth, Systemwide Restaurant Same-Store Sales Growth, Corporate-Owned Restaurant Sales Growth and Corporate-Owned Restaurant Same-Store Sales Growth data presented above is information for Anthony's for the respective periods in 2021 which is presented only for informational purposes as Anthony's was not under common ownership until November 2021, the date of acquisition.

Results of Operations

We present our results of operations as reported in our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America ("GAAP").

(in thousands)	Year Ended January 1, 2024	Year Ended January 2, 2023
Revenue:
Restaurant sales	$160,833	$167,201
Royalty and other fees	7,492	9,733
Royalty - brand development and co-op	1,775	1,786
Total Revenue	170,100	178,720
Restaurant level operating expenses:
Food, beverage and paper costs	42,858	48,487
Labor and related expenses	50,289	49,785
Other operating expenses	29,888	30,277
Occupancy and related expenses	15,656	15,607
General and administrative expenses	22,477	25,907
Depreciation and amortization expense	13,154	17,138
Share-based compensation expense	5,612	10,239
Brand development, co-op and advertising expense	4,233	3,870
Goodwill impairment	—	66,569
Asset impairment	4,524	6,946
Store closure costs	587	1,949
Restructuring costs	2,657	1,459
Pre-opening costs	203	474
Total Operating Expenses	192,138	278,707
Operating Loss	(22,038)	(99,987)
Other income, net	80	2,608
Gain on change in value of warrant liability	13	2,511
Interest expense, net	(8,828)	(8,659)
Loss before Income Taxes	(30,773)	(103,527)
Income tax benefit	65	95
Net Loss	$(30,708)	$(103,432)
Sales

The following table presents our corporate-owned restaurant sales by segment:

Revenue:	Year Ended January 1, 2024	Year Ended January 2, 2023
BurgerFi	$35,204	$38,382
Anthony's	125,629	128,819
Consolidated	$160,833	$167,201

Comparison of the years ended January 1, 2024 and January 2, 2023

Restaurant Sales

For the year ended January 1, 2024, the Company’s restaurant sales decreased by approximately $6.4 million, or 3.8%, as compared to the year ended January 2, 2023. This decrease was primarily driven by a decrease in same-store sales at Anthony’s and BurgerFi partially offset by the additional revenue from new restaurants transferred from franchisees during 2023 at BurgerFi.

Royalty and Other Fees

Royalty and other fees decreased by approximately $2.2 million, or 23.0% for the year ended January 1, 2024 as compared to the year ended January 2, 2023. This decrease was primarily driven by a decrease in franchise restaurant same-store sales by 6% and the absence of $1.1 million in franchise fee termination revenue during 2023 due to expiration of development agreements for the BurgerFi brand in the prior year.

Royalties – Brand Development and Co-op

Royalties – brand development and co-op advertising decreased by a nominal amount of 0.6% for the year ended January 1, 2024 as compared to the year ended January 2, 2023. This decrease was primarily due to a decrease in our franchisees’ sales for the year ended January 1, 2024 as compared to the year ended January 2, 2023.

Restaurant Level Operating Expenses

Restaurant level operating expenses are as follows:

	Year Ended January 1, 2024		Year Ended January 2, 2023
(in thousands, except for percentage data)	In dollars	As a % of restaurant Sales	In dollars	As a % of restaurant sales
Consolidated:
Restaurant sales	$160,833	100%	$167,201	100.0%
Restaurant level operating expenses:
Food, beverage and paper costs	$42,858	26.6%	$48,487	29.0%
Labor and related expenses	50,289	31.3%	49,785	29.8%
Other operating expenses	29,888	18.6%	30,277	18.1%
Occupancy and related expenses	15,656	9.7%	15,607	9.3%
Total	$138,691	86.2%	$144,156	86.2%

Anthony's:
Restaurant sales	$125,629	100%	$128,819	100.0%
Restaurant level operating expenses:
Food, beverage and paper costs	$32,592	25.9%	$36,618	28.4%
Labor and related expenses	39,114	31.1%	38,789	30.1%
Other operating expenses	22,035	17.5%	22,237	17.3%
Occupancy and related expenses	11,904	9.5%	11,798	9.2%
Total	$105,645	84.1%	$109,442	85.0%

BurgerFi:
Restaurant sales	$35,204	100%	$38,382	100.0%
Restaurant level operating expenses:
Food, beverage and paper costs	$10,266	29.2%	$11,869	30.9%
Labor and related expenses	11,176	31.7%	10,996	28.6%
Other operating expenses	7,852	22.3%	8,040	20.9%
Occupancy and related expenses	3,752	10.7%	3,809	9.9%
Total	$33,046	93.9%	$34,714	90.4%

Total restaurant level operating expenses as a percentage of revenue was 86.2% for the year ended January 1, 2024 and 86.2% the year ended January 2, 2023, and remained consistent with the prior year. Restaurant-level operating expenses for the fiscal year of 2023 were approximately $138.7 million compared to approximately $144.2 million in the fiscal year 2022. For the Anthony's brand, restaurant-level operating expenses, as a percentage of sales, decreased 90 basis points for the fiscal year 2023, as compared to the fiscal year 2022, driven primarily by lower food costs partially offset by loss on sales leverage. For the BurgerFi brand, restaurant-level operating expenses, as a percentage of sales, increased 350 basis points for the fiscal year 2023 to 93.9%, as compared to 90.4% for the fiscal year 2022, primarily due to loss on sales leverage partially offset by lower food, beverage and paper costs.

Food, Beverage and Paper Costs

Food, beverage, and paper costs for the year ended January 1, 2024 decreased by approximately $5.6 million, or 11.6% as compared to the year ended January 2, 2023. As a percentage of corporate-owned restaurant sales, food, beverage and paper costs were 26.6% for the year ended January 1, 2024 as compared to 29.0% for the year ended January 2, 2023. This decrease was primarily attributable to lower food costs for the Anthony’s brand due primarily to lower chicken wing prices compared to the prior fiscal year, which contributed approximately $4.0 million, or 72%, of the decrease.

Labor and Related Expenses

Labor and related expenses for the year ended January 1, 2024 increased by approximately $0.5 million, or 1.0% as compared to the year ended January 2, 2023. As a percentage of corporate-owned restaurant sales, labor and related expenses were 31.3% for the year ended January 1, 2024, as compared to 29.8% for the year ended January 2, 2023. This 150 basis points increase is primarily due to higher per hour labor rates and lower efficiencies at both brands, in addition to more BurgerFi corporate stores operating in the current year when compared to the prior year.

Other Operating Expenses

Other operating expenses for the year ended January 1, 2024 decreased by approximately $0.4 million, or 1.3% as compared to the year ended January 2, 2023. As a percentage of corporate-owned restaurant sales, other operating expenses were 18.6% for the year ended January 1, 2024 as compared to 18.1% for the year ended January 2, 2023. This 50 basis points increase primarily relates to increased cost of insurance, repairs and maintenance and other restaurant expenses compared to the prior year, including inflationary increases.

Occupancy and Related Expenses

Occupancy and related expenses for the year ended January 1, 2024 remained consistent with a nominal increase of approximately 0.3% as compared to the year ended January 2, 2023. As a percentage of corporate-owned restaurant sales, other occupancy and related expenses were 9.7% for the year ended January 1, 2024 as compared to 9.3% for the year ended January 2, 2023 due to loss on sales leverage.

General and Administrative Expenses

General and administrative expense was $22.5 million for the year ended January 1, 2024 and decreased by approximately $3.4 million, or 13.2%, as compared to the year ended January 2, 2023. The decrease was due to lower litigation, merger and integration activities, wages, insurance and professional fees incurred during the year ended January 1, 2024, as compared to the year ended January 2, 2023. During the year ended January 1, 2024, we reduced headcount in our restaurant support center driven by efficiencies gained by merger and integration activities.

Depreciation and Amortization Expense

Depreciation and amortization expense was $13.2 million for the year ended January 1, 2024, as compared to $17.1 million for the year ended January 2, 2023. This decrease was primarily related to lower asset values due to fully depreciated assets and as a result of impairments recorded during the prior year.

Share-Based Compensation Expense

Share-based compensation expense was $5.6 million for the year ended January 1, 2024, as compared to $10.2 million for the year ended January 2, 2023, primarily due to lower amortization of restricted stock unit grants and forfeiture of shares granted to executives during the year ended January 1, 2024 as compared to the year ended January 2, 2023.

Brand Development, Co-op and Advertising Expense

Brand development, co-op, and advertising expense was $4.2 million for the year ended January 1, 2024, as compared to $3.9 million for the year ended January 2, 2023. Such expense was at a rate of 2.6% as a percentage of restaurant sales for the year ended January 1, 2024 as compared to 2.3% for the year ended January 2, 2023 due to loss on sales leverage.

Goodwill and Intangible Asset Impairment

For the year ended January 2, 2023, the Company recorded a goodwill impairment charge of $66.6 million, of which $49.1 million related to the Anthony’s reporting unit, and $17.5 million related to the BurgerFi reporting unit. There were no such impairment charges recognized for the year ended January 1, 2024.

Asset Impairment

For the year ended January 1, 2024, the Company recorded a non-cash asset impairment charge of $4.5 million related to property and equipment and right-of-use assets for certain underperforming stores, of which $3.3 million related to BurgerFi and $1.2 million related to Anthony’s. For the year ended January 2, 2023, the Company recorded a non-cash asset impairment charge of $6.9 million related to property and equipment and right-of-use assets for certain underperforming stores, of which $6.7 million related to BurgerFi and $0.2 million related to Anthony’s.

Store Closure Costs

Store closure costs were $0.6 million for the year ended January 1, 2024 as compared to $1.9 million during the year ended January 2, 2023 primarily as a result of contract termination costs and the Company’s decision to close one BurgerFi location and one Anthony’s location during 2023. During 2022, the Company closed one Anthony’s store, closed its commissary at BurgerFi and incurred contract termination costs on BurgerFi stores previously under development partially offset by the net gain on three BurgerFi store transfers to a franchisee. Store closure costs include contract termination expenses including lease termination, rent expense and other expenses incurred by a restaurant after the Company’s decision to cease development or closure of a restaurant. Store closure costs can fluctuate significantly from period to period based on the number and timing of restaurant closures and the specific closing costs incurred for each restaurant.

Restructuring Costs

Restructuring costs for the year ended January 1, 2024 were $2.7 million, primarily related to expenses in connection with the Credit Agreement requirements to raise additional capital or debt of $1.2 million, and severance expenses of $1.5 million primarily related to the departure of our former Chief Executive Officer and Chief Financial Officer during the current year. Restructuring costs and other charges, net for the year ended January 2, 2023 were $1.5 million, primarily related to expenses in connection with the Credit Agreement requirements to raise additional capital or debt of $0.7 million, severance and other termination benefits of $0.8 million related to the departure of members of executive management. See Note 9, “Debt,” for further discussion of our credit facilities and indebtedness.

Pre-opening Costs

Pre-opening costs were $0.2 million for the year ended January 1, 2024 as compared to $0.5 million for the year ended January 2, 2023, primarily related to our new BurgerFi flagship store in New York City during the year ended January 1, 2024 compared to three new BurgerFi stores during the year ended January 2, 2023. Pre-opening costs include all expenses incurred by a restaurant prior to the restaurant's opening for business. These pre-opening costs include costs to relocate and reimburse restaurant management staff members, costs to recruit and train hourly restaurant staff members, wages, travel, and lodging costs for our training team and other support staff members, as well as rent expense. Pre-opening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific pre-opening costs incurred for each restaurant.

Other Income, net

Other income, net was $0.1 million for the year ended January 1, 2024 as compared to approximately $2.6 million during the year ended January 2, 2023, which was primarily related to recording an Employee Retention Credit made available through the amended Coronavirus Aid, Relief, and Economic Security Act legislation in 2022.

Gain on Change in Value of Warrant Liability

The Company recorded an immaterial non-cash gain during the year ended January 1, 2024, as compared to a non-cash gain of $2.5 million during the year ended January 2, 2023 related to a change in the fair value of the warrant liability as a result of a decrease in the market price of our outstanding warrants.

Interest Expense, net

Interest expense, net was approximately $8.8 million for the year ended January 1, 2024, as compared to $8.7 million for the year ended January 2, 2023. Interest expense in each period primarily resulted from interest associated with our senior credit facility, discount amortization and accrued interest on the related party note, and the accretion in value of our outstanding preferred stock.

Income Tax Benefit

For each the years ended January 1, 2024 and January 2, 2023, the Company recorded a $0.1 million income tax benefit due primarily to the Company’s recent history of losses.

Net Loss

Net loss for the year ended January 1, 2024 was $30.7 million, as compared with a net loss of $103.4 million, for the year ended January 2, 2023. The change was primarily due to lower food beverage and paper costs, lower asset impairments, lower share-based compensation expenses, lower depreciation and amortization expense, lower general and administrative expenses due to decreased litigation expense, partially offset by lower same-store sales, the absence of gains on employee retention credits, higher costs due to restructuring and lower gain on change in value of warrant liability compared to the prior year.

Adjusted EBITDA

Adjusted EBITDA was approximately $6.1 million and $9.2 million for the years ended January 1, 2024 and January 2, 2023, respectively. The decrease in Adjusted EBITDA for the years ended January 1, 2024 was primarily due to lost leverage on sales and lower systemwide restaurant sales partially offset by lower food costs and other operating expenses. Please see below for reconciliation of non-U.S. GAAP financial measure Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net (loss) income on a consolidated basis and by segment.

Non-U.S. GAAP Financial Measures

We supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”). We define Adjusted EBITDA as net loss before goodwill impairment, asset impairment charges, employee retention credits, share-based compensation expense, depreciation and amortization expense, interest expense (which includes accretion on the value of preferred stock and interest accretion on the related party note), restructuring costs, merger, acquisition and integration costs, legal settlements, store closure costs, loss (gain) on change in value of warrant liability, pre-opening costs, (gain) loss on sale of assets and income tax expense (benefit).

We use Adjusted EBITDA to evaluate our performance, both internally and as compared with our peers, because this measure excludes certain items that we believe may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. We believe that this adjusted measure provides a baseline for analyzing trends in our underlying business.

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

Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net loss on a consolidated basis and by segment for the years ended:

	Consolidated		Anthony’s		BurgerFi
(in thousands)	January 1, 2024	January 2, 2023	January 1, 2024	January 2, 2023	January 1, 2024	January 2, 2023
Net Loss	$(30,708)	$(103,432)	$(3,132)	$(53,057)	$(27,576)	$(50,375)
Goodwill impairment	—	66,569	—	49,064	—	17,505
Asset impairment charges	4,524	6,946	1,240	256	3,284	6,690
Employee retention credits	—	(2,626)	—	—	—	(2,626)
Share-based compensation expense	5,612	10,239	188	—	5,424	10,239
Depreciation and amortization expense	13,154	17,138	4,544	7,567	8,610	9,571
Interest expense	8,828	8,659	4,766	4,816	4,062	3,843
Restructuring costs	2,657	1,459	1,068	763	1,589	696
Merger, acquisition and integration costs	818	2,787	127	154	691	2,633
Legal settlements	564	1,623	99	35	465	1,588
Store closure costs	587	1,949	303	16	284	1,933
(Gain) on change in value of warrant liability	(13)	(2,511)	—	—	(13)	(2,511)
Pre-opening costs	203	474	—	—	203	474
(Gain) loss on sale of assets	(93)	(15)	(94)	19	1	(34)
Income tax (benefit) expense	(65)	(95)	(61)	(335)	(4)	240
Adjusted EBITDA	$6,068	$9,164	$9,048	$9,298	$(2,980)	$(134)

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand. As of January 1, 2024, we maintained a cash and cash equivalents balance of approximately $7.6 million and $4.0 million of undrawn availability on our line of credit under the Credit Agreement.

We have short and long-term material cash requirements for our working capital needs, known contractual obligations in the form of operating leases, finance leases, and debt obligations as disclosed in our consolidated financial statements, as well as ongoing capital expenditures. Excluding debt repayments, our requirements for working capital are generally not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our requirements for operating and finance leases and ongoing capital expenditures are principally related to operating our store locations, remodels and maintenance, and investments in our digital and corporate infrastructure.

Our Credit Agreement contains numerous covenant clauses, including those whereby the Company is required to meet certain trailing twelve month quarterly financial ratios and a minimum liquidity requirement. The Company was not in compliance with the minimum liquidity covenant under the Credit Agreement as of January 1, 2024, which constitutes a breach of the Credit Agreement and an event of default.

This event of default allows the lenders to call the debt sooner than its maturity date of September 30, 2025. The Company does not currently have and is not forecasted to have the readily available funds to repay the debt if called by the lenders, which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

The Company has been and continues to be in communication with its lenders about potential options to address concerns related to the event of default and resolutions thereof. Management cannot, however, predict the results of any such negotiations.. See Note 9, “Debt,” for additional disclosure surrounding the amended Credit Agreement.

Our long-term material cash requirements for periods beyond the next 12 months include obligations for operating leases and finance leases and ongoing capital expenditures. We currently are unable to assess the likelihood that our cash flows generated from operations and future available liquidity balances will be sufficient to meet our known short and long-term obligations as they currently exist.

The following table presents the summary cash flow information for the periods indicated (in thousands):

	Year Ended January 1, 2024	Year Ended January 2, 2023
Net cash (used in) provided by:
Operating activities	$(5,383)	$2,168
Investing activities	(1,567)	(1,549)
Financing activities	2,589	(3,591)
Net decrease in cash	$(4,361)	$(2,972)

Cash Flows (Used in) Provided By Operating Activities

During the year ended January 1, 2024, cash flows used in operating activities were approximately $5.4 million. The cash flows used in operating activities resulted from a net loss of $30.7 million, which was primarily related to results from operations and non-cash charges. Additionally, changes in operating assets and liabilities resulted in a net liability decrease of approximately $1.5 million, which was mainly due to a net decrease in accounts payable and accrued expenses and other current liabilities, primarily as a result of legal settlements and restructuring costs primarily due to expenses related to financing and severance payments due to the departure of our former Chief Executive Officer and Chief Financial Officer.

During the year ended January 2, 2023, cash flows (used in) provided by operating activities were approximately $2.2 million. The cash flows used in operating activities resulted from results of operations, non-cash items and changes in operating assets and liabilities.

Cash Flows Used in Investing Activities

During the year ended January 1, 2024, cash flows used in investing activities were approximately $1.6 million, of which $2.5 million, primarily related to purchases of property and equipment for minor remodels, equipment replacements and capital expenditures associated with the opening of our flagship store in New York City, offset by $0.9 million primarily related to proceeds from the sale of liquor license for one of our closed Anthony’s locations.

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

Cash Flows Provided By (Used in) Financing Activities

During the year ended January 1, 2024, cash flows provided by financing activities were approximately $2.6 million, which were primarily related to principal payments on borrowings of approximately $5.3 million, which included repayment of $2.5 million on our line of credit and $3.3 million in loan repayments primarily on our term loan, offset by proceeds from borrowings of $5.1 million on our related party note and proceeds of $3.4 million from the private placement of shares of our common stock.

During the year ended January 2, 2023, cash flows (used in) financing activities were approximately $3.6 million, which was primarily related to principal payments on borrowings of approximately $3.3 million.

Credit Agreement

On November 3, 2021, the Company joined a credit agreement with a syndicate of commercial banks as part of the Anthony’s acquisition (as amended, the “Credit Agreement”). The Credit Agreement, which has a maturity date of September 30, 2025 (the “Maturity Date”), provides the Company with lender financing structured as a $57.8 million term loan and a $4.0 million revolving loan. The terms of the Credit Agreement require the Company to repay the principal of the term loan in quarterly installments of approximately $0.8 million with the balance due at the Maturity Date. The principal amount of revolving loans is due and payable in full on the Maturity Date. The loan and revolving line of credit are secured by substantially all of the Company’s assets and incurred interest on outstanding amounts of 6.75% through December 31, 2023 and incur interest of 7.25% through June 15, 2024 and 7.75% from June 16, 2024 though the Maturity Date.

Effective March 9, 2022, certain of the covenants of (i) the Company and Plastic Tripod, Inc., as the borrowers (the "Borrowers"), and (ii) the subsidiary guarantors (the "Guarantors") party to the Credit Agreement were amended (such amendment herein referred to as the “Twelfth Amendment”). Pursuant to the terms of the Twelfth Amendment, the Borrowers and Guarantors agreed to pay incremental deferred interest of 2% per annum, in the event that the obligations under the Credit Agreement were not repaid on or prior to June 15, 2023; provided, however, that if no event of default had occurred and was continuing then (1) no incremental deferred interest would be due if all of the obligations under the Credit Agreement had been paid on or prior to December 31, 2022, and (2) only 50% of the incremental deferred interest would be owed if all of the obligations under the Credit Agreement had been paid from and after January 1, 2023 and on or prior to March 31, 2023.

The Credit Agreement was further amended on December 7, 2022 (such amendment herein referred to as the “Thirteenth Amendment”) by amending certain covenants of the Credit Agreement and extending the maturity date from June 15, 2024 to September 30, 2025. The amendment also provided for periodic increases to the annual rate of interest changing the rate per annum to (1) 5.75% from January 1, 2023 through June 15, 2023; (2) 6.75% per annum from June 16, 2023 through December 31, 2023; (3) 7.25% per annum from January 1, 2024 through June 15, 2024; and (4) 7.75% per annum from and after June 16, 2024 through the Maturity Date. In addition, the 2% incremental deferred interest implemented on March 9, 2022 was reduced to 1% beginning January 3, 2023 and was eliminated at December 31, 2023.

The terms of the Thirteenth Amendment also provided for a change in the timing of paying approximately $0.3 million of deferred interest payments previously scheduled to be paid on June 16, 2023 to be paid monthly from January to June 2023, while deferring the balance of deferred interest amount of approximately $1.3 million from June 15, 2023 to December 31, 2023. The Borrowers and Guarantors also agreed to obtain $5.0 million in net cash proceeds from (x) a shelf registration and equity issuance by not later than January 2, 2023, or (y) issuance of unsecured subordinated debt by not later than January 30, 2023, referred to as the “Initial New Capital Infusion Covenant”.

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
(b) maintain a quarterly minimum fixed charge coverage ratio of 1.10 to 1.00 as of the end of the fiscal quarter ending on or about December 31, 2022 and the end of each fiscal quarter thereafter; and
(c) the liquidity requirement of the Credit Agreement remained unchanged; provided, that in the event the Company had not received by January 2, 2023 at least $5.0 million in net cash proceeds as a result of shelf registration and equity issuance then the required liquidity amount as of January 2, 2023 would be reduced to $9.5 million.

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

On February 1, 2023, the Credit Agreement was amended through the Fourteenth Amendment and subsequently on February 24, 2023 further amended through the Fifteenth Amendment resulting in the Company and its subsidiaries entering into a Secured Promissory Note with CP7 Warming Bag L.P., an affiliate of L. Catterton Fund L.P., as lender, pursuant to which the Junior Lender continued that Delayed Draw Term Loan of $10.0 million, under the Credit Agreement, which is junior subordinated secured indebtedness, and also provided $5.1 million of new junior subordinated secured indebtedness, to the Company, for a total of $15.1 million in junior subordinated secured debt on terms reasonably acceptable to the Required Lenders (as defined in the Credit Agreement), including, without limitation, that (1) such indebtedness shall not mature until at least two (2) years after the maturity date of the credit facility of September 30, 2025; (2) no payments of cash interest shall be made on such indebtedness until after the repayment in full of the obligations under the Credit Agreement; and (3) no scheduled or voluntary payments of principal shall be made until after the repayment in full of the obligations under the Credit Agreement.

On July 7, 2023, the Credit Agreement was amended through the Sixteenth Amendment, which amended the definition of EBITDA for the purposes of expanding the scope of non-recurring items that may be included in the determination of Adjusted EBITDA,as well as modifications to the timeline for when a management consultant must be engaged.

In addition, under the terms of the Sixteenth Amendment, the Borrowers and Guarantors agreed to reset their consolidated senior lease-adjusted leverage ratio and fixed charge coverage ratio as follows:
(a) maintain a quarterly consolidated senior lease-adjusted leverage ratio greater than (i) 7.00 to 1.00 as of the end of the fiscal quarter ending on or about December 31, 2023, (ii) 6.75 to 1.00 as of the end of each of the fiscal quarters ending on or about March 31, 2024, June 30, 2024 and September 30, 2024, and (iii) 6.50 to 1.00 as of the end of the fiscal quarter ending on or about December 31, 2024 and the end of each fiscal quarter thereafter; and
(b) maintain a quarterly minimum fixed charge coverage ratio of (i) 1.00 to 1.00 as of the end of the fiscal quarter ending on or about December 31, 2023, (ii) 1.05 to 1.00 as of the end of each of the fiscal quarters ending March 31, 2024, June 30, 2024 and September 30, 2024, and (iii) 1.10 to 1.00 as of the end of the fiscal quarter ending on or about December 31, 2024 and the end of each fiscal quarter thereafter.

As of January 1, 2024, we had $53.3 million outstanding under the Credit Agreement and $15.1 million outstanding under the Junior Indebtedness. Refer to Note 9, “Debt,” of the notes to the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for further information on our obligations and the timing of expected payments.

Redeemable Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of January 1, 2024 and January 2, 2023, there were 2,120,000 shares of redeemable Series A preferred stock, par value $0.0001 per share (the “Series A Junior Preferred Stock”), outstanding.

As of January 1, 2024 and January 2, 2023, the value of the redeemable preferred stock was $55.6 million and $51.4 million, respectively and the principal redemption amount was $53.0 million. During the years ended January 1, 2024 and January 2, 2023, the Company recorded non-cash interest expense on the redeemable preferred stock in the amount of $4.2 million and $3.9 million, respectively, related to accretion of the preferred stock to its estimated redemption value.

On November 3, 2021, and as part of the Anthony's acquisition, the Company issued 2,120,000 shares of Series A Junior Preferred Stock. The Series A Junior Preferred Stock is redeemable on November 3, 2027 and accrues dividends at 7% per annum compounded quarterly from June 15, 2024 with such rate increasing by an additional 0.35% per quarter commencing with the three month period ending September 30, 2024; provided, however that in the event that the Credit Agreement is refinanced or repaid in full prior to June 15, 2024 and the Series A Junior Preferred Stock is not redeemed in full on such date, from and after such date, the Series A Junior Preferred Stock shall accrue dividends at 5% per annum, compounded quarterly, until June 15, 2024.

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

The A&R CoD also added a provision providing that in the event the Company fails to timely redeem any shares of Series A Junior Preferred Stock in connection with a Qualified Financing (as defined in the A&R CoD) or on November 3, 2027 (a “Default”), the Company agrees to promptly commence a debt or equity financing transaction or sale process to solicit proposals for the sale of the Company and its subsidiaries (or, alternatively, the sale of material assets) designed to yield the maximum cash proceeds to the Company available for redemption of the Series A Junior Preferred Stock as promptly as practicable, but in any event, within 12 months from the date of the Default. If on or after November 3, 2026 the Company is aware that it is reasonably unlikely to have sufficient cash to timely effect the redemption in full of the Series A Junior Preferred Stock when first due, the Company shall, prior to such anticipated due date, take reasonable steps to engage an investment banking firm of national standing (and other appropriate professionals) to conduct preparatory work for such a financing transaction and sale process of the Company and its subsidiaries to provide for such transaction to occur as promptly as possible after any failure for a timely redemption of the Series A Junior Preferred Stock.

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

Operating and Finance Lease Obligations

Refer to Note 10, “Leases,” of the notes to the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for further information on our obligations and the timing of expected payments.

Purchase Commitments

From time to time, the Company enters into purchase commitments for food commodities in the normal course of business. As of January 1, 2024, we entered into $5.7 million in conditional purchase obligations over the next 12 months.

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

The Company reviews its financial reporting and disclosure practices and accounting policies quarterly to confirm that they provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies, the following involve a higher degree of judgment and/or complexity:

•Goodwill

We review goodwill for impairment annually at the end of the fourth quarter, or more frequently if circumstances indicate a possible impairment. We first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. We estimate the fair values of its reporting unit using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the estimated fair value of a reporting unit is less than its carrying value, a goodwill impairment exists for the reporting unit and an impairment loss is recorded. The estimated fair value of goodwill is subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions, a potential decrease in our stock price and market capitalization, and the competitive environment. Should actual cash flows and our future estimates vary adversely from those estimates used, we may be required to recognize impairment charges in future years. We reviewed the sensitivity of our goodwill impairment test assumptions noting that a 1% increase in our discount rate and a 5% decrease in cash flows would not cause an impairment of our Anthony’s goodwill for the year ended January 1, 2024.

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

New Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information about new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

BURGERFI INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
BurgerFi International, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BurgerFi International, Inc. and subsidiaries (the Company) as of January 1, 2024 and January 2, 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2024 and January 2, 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company was not in compliance with the minimum liquidity requirement of its credit agreement, which constitutes a breach of the credit agreement and an event of default that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of the Anthony’s reporting unit

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company has $31.6 million of Goodwill related to the Anthony’s reporting unit as of January 1, 2024. The Company evaluates goodwill at the end of the fourth quarter or more frequently if management believes indicators of impairment exist. The Company estimates the fair values of its reporting unit using a combination of the income, or discounted cash flows approach, and the market approach, which utilizes comparable companies’ data.

We identified the evaluation of the Anthony’s reporting unit goodwill impairment analysis as a critical audit matter. Subjective auditor judgment was required in evaluating certain assumptions used to estimate the fair value of goodwill, including the evaluation of projected revenue, terminal value growth rate, and discount rate used in the income approach, and the market multiples used in the market approach. The assessment of the projected revenue assumption was subjective as it is based largely on the outcome of uncertain future events. Additionally, specialized skills and knowledge were required to assess the terminal value growth rate, discount rate, and market multiple assumptions used to estimate the fair value of goodwill.

The following are the primary procedures we performed to address this critical audit matter. We compared the Company’s historical forecasts of projected revenue to actual results to evaluate the Company’s ability to accurately forecast. We performed sensitivity analyses over the Company’s projected revenue to assess the impact of changes in projected revenue on the determination of fair value. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in

•evaluating the terminal value growth rate by comparing it to industry and market data for comparable companies
•evaluating the Company’s discount rate by developing a range of independent estimates for the discount rate using publicly available market data for comparable companies and comparing the Company’s discount rate to our independently developed range
•evaluating the appropriateness of the selected guideline public companies by researching the selected guideline public companies and reviewing the business description
•evaluating the market multiple assumptions by comparing to market multiple ranges developed using publicly available market data for the selected guideline public companies.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

Miami, Florida
April 10, 2024

BurgerFi International Inc., and Subsidiaries
Consolidated Balance Sheets

(in thousands, except for per share data)	January 1, 2024	January 2, 2023
Assets
Current Assets
Cash and cash equivalents	$7,556	$11,917
Accounts receivable, net	1,368	1,926
Inventory	1,190	1,320
Asset held for sale	732	732
Prepaid expenses and other current assets	1,654	2,564
Total Current Assets	12,500	18,459
Property & equipment, net	16,121	19,371
Operating right-of-use assets, net	46,052	45,741
Goodwill	31,621	31,621
Intangible assets, net	150,856	160,208
Other assets	1,326	1,380
Total Assets	$258,476	$276,780
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable - trade and other	$7,093	$8,464
Accrued expenses	8,537	10,589
Short-term operating lease liability	10,111	9,924
Other liabilities	4,117	6,241
Short-term borrowings, including finance leases	52,834	4,985
Total Current Liabilities	82,692	40,203
Non-Current Liabilities
Long-term borrowings, including finance leases	1,718	53,794
Redeemable preferred stock, $0.0001 par value, 10,000,000 shares authorized, 2,120,000 shares issued and outstanding, as of January 1, 2024 and January 2, 2023, $53 million principal redemption value	55,629	51,418
Long-term operating lease liability	44,631	40,748
Related party note payable	14,488	9,235
Warrant liability	182	195
Other non-current liabilities	740	1,017
Deferred income taxes	1,146	1,223
Total Liabilities	201,226	197,833
Commitments and Contingencies - Note 7
Stockholders' Equity
Common stock, $0.0001 par value, 100,000,000 shares authorized, 26,832,691 and 22,257,772 shares issued and outstanding as of January 1, 2024 and January 2, 2023, respectively	2	2
Additional paid-in capital	315,107	306,096
Accumulated deficit	(257,859)	(227,151)
Total Stockholders' Equity	57,250	78,947
Total Liabilities and Stockholders' Equity	$258,476	$276,780

See accompanying notes to consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Consolidated Statements of Operations

(in thousands, except for per share data)	Year Ended January 1, 2024	Year Ended January 2, 2023
Revenue:
Restaurant sales	$160,833	$167,201
Royalty and other fees	7,492	9,733
Royalty - brand development and co-op	1,775	1,786
Total Revenue	170,100	178,720
Restaurant level operating expenses:
Food, beverage and paper costs	42,858	48,487
Labor and related expenses	50,289	49,785
Other operating expenses	29,888	30,277
Occupancy and related expenses	15,656	15,607
General and administrative expenses	22,477	25,907
Depreciation and amortization expense	13,154	17,138
Share-based compensation expense	5,612	10,239
Brand development, co-op and advertising expense	4,233	3,870
Goodwill impairment	—	66,569
Asset impairment	4,524	6,946
Store closure costs	587	1,949
Restructuring costs	2,657	1,459
Pre-opening costs	203	474
Operating Loss	(22,038)	(99,987)
Other income, net	80	2,608
Gain on change in value of warrant liability	13	2,511
Interest expense, net	(8,828)	(8,659)
Loss before Income Taxes	(30,773)	(103,527)
Income tax benefit	65	95
Net Loss	$(30,708)	$(103,432)

Weighted average common shares outstanding:
Basic and Diluted	25,521,098	22,173,694

Net Loss per common share:
Basic and Diluted	$(1.20)	$(4.66)

See accompanying notes to consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
(in thousands, except for share data)	Shares	Amount
Balance at December 31, 2021	21,303,500	$2	$296,992	$(123,719)	$173,275
Share-based compensation	—	—	10,239		10,239
Stock issued in acquisition of Anthony's1	123,131	—	—	—	—
Vested shares issued	1,001,532	—	—	—	—
Shares withheld for taxes	(170,391)	—	(1,135)	—	(1,135)
Net loss	—	—	—	(103,432)	(103,432)

Balance at January 2, 2023	22,257,772	2	306,096	(227,151)	78,947
Shares issued in private placement	2,868,853	—	3,436		3,436
Share-based compensation	—	—	5,612	—	5,612
Vested shares issued	1,798,653	—	—	—	—
Shares issued in legal settlement	200,000	—	352	—	352
Shares withheld for taxes	(292,587)	—	(389)	—	(389)
Net loss	—	—	—	(30,708)	(30,708)

Balance at January 1, 2024	26,832,691	2	315,107	(257,859)	57,250

1Timing of share issuance differs from recognition of related financial statement dollar amounts.

See accompanying notes to consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands)	Year Ended January 1, 2024	Year Ended January 2, 2023
Cash Flows (Used In) Provided By Operating Activities
Net loss	$(30,708)	$(103,432)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Goodwill impairment	—	66,569
Asset impairment	4,524	6,946
Depreciation and amortization	13,154	17,138
Share-based compensation	5,612	10,239
Gain on legal settlement	(619)	—
Forfeited franchise deposits	(418)	(1,481)
Gain on change in value of warrant liability	(13)	(2,511)
Deferred income taxes	(78)	(130)
Other non-cash interest	4,884	4,457
Other, net	(228)	892
Changes in operating assets and liabilities:
Accounts receivable	570	(268)
Inventory	152	67
Prepaid expenses and other assets	924	(499)
Accounts payable - trade and other	(1,885)	224
Accrued expenses and other current liabilities	(1,404)	3,576
Other long-term liabilities	150	381
Net Cash Flows (Used In) Provided By Operating Activities	(5,383)	2,168
Net Cash Flows From Investing Activities
Purchases of property and equipment	(2,503)	(2,517)
Proceeds from sale of property and equipment	936	1,087
Other investing activities	—	(119)
Net Cash Flows Used In Investing Activities	(1,567)	(1,549)
Net Cash Flows From Financing Activities
Proceeds from issuance of common stock	3,436	—
Proceeds from borrowings	—	1,500
Payments on borrowings	(5,333)	(3,339)
Proceeds from related party note payable	5,100	—
Tax payments for restricted stock upon vesting	(389)	(1,089)
Debt issuance cost	(57)	(486)
Repayments of finance leases	(168)	(177)
Net Cash Flows Provided By (Used In) Financing Activities	2,589	(3,591)
Net Decrease in Cash and Cash Equivalents	(4,361)	(2,972)
Cash and Cash Equivalents, beginning of year	11,917	14,889
Cash and Cash Equivalents, end of year	$7,556	$11,917

Supplemental cash flow disclosures:
Cash paid for interest	$3,459	$2,884
Fair value of net liabilities assumed in legal settlement	$(79)	$—
Fair value of common stock issued in legal settlement	$352	$—
ROU assets obtained in the exchange for lease liabilities:
Finance leases	$758	$1,078
Operating leases	$9,984	$2,260

ROU liabilities reduced in exchange for lease terminations	$192	$—
Cash paid for income taxes	$5	$1

See accompanying notes to consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

1.     Organization

BurgerFi International, Inc. and its wholly owned subsidiaries (“BFI,” the “Company,” also “we,” “us,” and “our”), is a multi-brand restaurant company that develops, markets and acquires fast-casual and premium-casual dining restaurant concepts around the world, including corporate-owned stores and franchises located in the United States, Puerto Rico and Saudi Arabia. As of January 1, 2024, the Company had 168 franchised and corporate-owned restaurants of the two following brands:

BurgerFi. BurgerFi is a fast-casual “better burger” concept with 108 franchised and corporate-owned restaurants as of January 1, 2024, offering burgers, hot dogs, crispy chicken, frozen custard, hand-cut fries, shakes, beer, wine and more.

Anthony’s. Anthony’s is a pizza and wing brand that operated with 60 restaurants including 59 corporate-owned and one franchise location co-branded with BurgerFi as of January 1, 2024. The concept is centered around a coal fired oven, and its menu offers “well-done” pizza, coal fired chicken wings, homemade meatballs, and a variety of handcrafted sandwiches and salads.

2.         Summary of Significant Accounting Policies

Basis of presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However substantial doubt about the Company’s ability to continue as a going concern existed as of January 1, 2024 as a result of non-compliance of the Company’s liquidity covenant within the Company’s Credit Agreement.

The Company’s credit agreement (“Credit Agreement”) with a syndicate of banks has approximately $53.3 million in financing outstanding as of January 1, 2024, and expires on September 30, 2025. The Credit Agreement contains various covenants, including requirements for the Company to meet certain trailing twelve-month quarterly financial ratios and a minimum liquidity threshold. As of January 1, 2024, the Company was not in compliance with the minimum liquidity requirement of the Credit Agreement, which constitutes a breach of the Credit Agreement and an event of default. Accordingly, the outstanding balance of the Credit Agreement is included in short-term borrowings together with the short term portion outstanding balance under its finance leases on the accompanying consolidated balance sheets.

This event of default entitles the lenders to call the debt sooner than its maturity date of September 30, 2025. The Company does not have and is not forecasted to have the readily available funds to repay the debt if called by the lenders.

The Company has been actively engaged in discussions with its lenders to explore potential solutions regarding the default event and its resolution. We cannot, however, predict the results of any such negotiations. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. See Note 9, “Debt,” for additional disclosure surrounding the amended Credit Agreement.

On July 28, 2022, the Company's board of directors approved the change to a 52-53-week fiscal year ending on the Monday nearest to December 31 of each year in order to improve the alignment of financial and business processes following the acquisition of Anthony’s. With this change, the Company’s fiscal years 2023 and 2022 ended on January 1, 2024 and January 2, 2023, respectively.

Reclassifications

Certain amounts for general and administrative expense, and other income, have been reclassified within the consolidated statements of operations for the year ended January 2, 2023 and are comparable to the year ended January 1, 2024.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

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

Corporate-owned stores and Franchised stores

The Company grants franchises to independent operators who in turn pay an initial franchise fee, royalties and other fees as stated in the franchise agreement. Store activity for the years ended and January 1, 2024 and January 2, 2023 is as follows:

	2023			2022
	Corporate-owned	Franchised	Total	Corporate-owned	Franchised	Total
Total BurgerFi and Anthony's	87	81	168	85	89	174

BurgerFi stores, beginning of the period	25	89	114	25	93	118
BurgerFi stores opened	—	8	8	3	8	11
BurgerFi stores transferred/sold	4	(4)	—	(3)	3	—
BurgerFi stores closed	(1)	(13)	(14)	—	(15)	(15)
BurgerFi total stores, end of the period	28	80	108	25	89	114

Anthony's stores, beginning of period / acquired	60	—	60	61	—	61
Anthony's stores opened	—	1	1	—	—	—
Anthony's stores closed	(1)	—	(1)	(1)	—	(1)
Anthony's total stores, end of the period	59	1	60	60	—	60

End of year store totals included one international store for both fiscal years ended January 1, 2024 and January 2, 2023, respectively.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less as cash equivalents. Cash and cash equivalents also include approximately $1.9 million and $2.4 million as of January 1, 2024 and January 2, 2023, respectively, of amounts due from commercial credit card companies, such as Visa, MasterCard, Discover, and American Express, which are generally received within a few days of the related transactions. At times, the balances in the cash and cash equivalents accounts may exceed federal insured limits. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. The Company limits uninsured balances to only large, well-known financial institutions and believes that it is not exposed to significant credit risk on cash and cash equivalents.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Accounts Receivable, net

Accounts receivable consist of amounts due from vendors for rebates on purchases of goods and materials and franchisees for training and royalties and are stated at the amount invoiced. Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. Management provides for probable uncollectible amounts through a charge to earnings and a credit to allowance for uncollectible accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for uncollectible accounts and a credit to accounts receivable. The allowance for uncollectible accounts was approximately $0.1 million at January 1, 2024 and $0.2 million at January 2, 2023.

Employer Retention Tax Credits

The Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, made a number of changes to employer retention tax credits previously made available under The Coronavirus Aid, Relief, and Economic Security Act, including modifying and extending the Employee Retention Credit (“ERC”). As a result of such legislation, the Company qualified for ERC for the first and second calendar quarters of 2021 and has applied for ERC through amended payroll tax filings for the applicable quarters. During the fiscal year ended January 1, 2024, we assumed $0.4 million in ERC receivables as part of the John Rosatti settlement agreement disclosed in Note 7, “Commitments and Contingencies,” and during the fiscal year ended January 2, 2023, $2.6 million, net of third party preparation fees, in other income, net related to ERC. The Company has collected $3.0 million on ERC receivables through January 1, 2024.

Inventories

Inventories primarily consist of food and beverages. Inventories are accounted for at lower of cost or net realizable value using the first-in, first-out (FIFO) method. Spoilage is expensed as incurred.

Assets Held for Sale

In February 2020, the Company entered into an asset purchase agreement with an unrelated third party for the sale of substantially all of the assets used in connection with the operation of BF Dania Beach, LLC. The closing of this transaction has been delayed due to additional on-going negotiations. In the event the transaction is terminated, the Company will begin operating this BurgerFi restaurant, and return the deposit of $0.9 million included in other current assets to the unrelated third-party purchaser. Assets used in the operations of BF Dania Beach, LLC totaling $0.7 million have been classified as held for sale in the accompanying consolidated balance sheets as of January 1, 2024 and January 2, 2023.

Property and Equipment, net

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is provided by the straight-line method over an estimated useful life as shown below:

Years
Leaseholder Improvements	Shorter of lease term or life of asset
Kitchen equipment and other equipment	5 - 7
Computers and office equipment	3 - 5
Furniture and fixtures	5 - 7
Vehicles	5 - 7

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Maintenance and repairs which are not considered to extend the useful lives of the assets are charged to operations as incurred. Expenditures for additions and improvements are capitalized. Expenditures for renewals and betterments, which materially extend the useful lives of assets or increase their productivity, are capitalized. The Company capitalizes construction costs during construction of the restaurant and will begin to depreciate them once the restaurant is placed in service. Wage costs directly related to and incurred during a restaurant’s construction period are capitalized. Interest costs incurred during a restaurant’s construction period are capitalized. Upon sale or retirement, the cost of assets and related accumulated depreciation and amortization are removed from the accounts and any resulting gains or losses are included in other income (loss) on the Company’s consolidated statements of operations.

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

Definite-lived intangible assets are amortized on a straight-line basis using the following estimated useful lives of the related classes of intangibles as shown below:

Years
Franchise agreements	7
Trade names	30
License agreements	2
VegiFi product	10
Right of use assets	5 - 10

Refer to Note 10, “Leases”, for additional disclosures for discussion of amortization of right of use assets.

The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.

The Company recorded impairment charges of approximately $4.5 million for the year ended January 1, 2024, of which $1.8 million related to property and equipment, $2.6 million related to right-of-use assets, and $0.1 million related to intangible assets, all of which is included in asset impairment on our consolidated statements of operations. The Company recorded an impairment charge of approximately $6.9 million during the year ended January 2, 2023, of which $3.1 million related to property and equipment and $3.8 million related to right-of-use assets which is included in asset impairment on our consolidated statements of operations.

Goodwill and Indefinite-Lived Intangible Assets

The Company accounts for goodwill and indefinite-lived intangible assets in accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification (“ASC”) No. 350, “Intangibles—Goodwill and Other” (“ASC 350”). ASC 350 requires goodwill and indefinite-lived intangible assets to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. The Company evaluates goodwill at the end of the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) changes in the Company’s business plans, (2) changing economic conditions including a potential decrease in the Company’s stock price and market capitalization, (3) a significant adverse change in legal factors or in business climate, (4) unanticipated competition, or (5) an adverse action or assessment by a regulator.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

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

Based on the results of the Company’s annual goodwill impairment test performed for the year ended January 1, 2024, it determined that goodwill was not impaired. For the year ended January 2, 2023, the Company recorded goodwill impairment charges of approximately $66.6 million. Refer to Note 5, “Impairment,” for additional information.

The following table represents changes to the Company's goodwill balances during the years ended January 1, 2024 and January 2, 2023:

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

	Reporting Unit
(in thousands)	BurgerFi	Anthony's	Total Goodwill
Balance at December 31, 2021	$17,505	$80,495	$98,000
Adjustment to goodwill acquired	—	190	190
Impairment loss	(17,505)	(49,064)	(66,569)
Balance at January 2, 2023 and January 1, 2024	$—	$31,621	$31,621

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

The Company’s liquor licenses are considered to have an indefinite life with a value of $5.8 million and $6.7 million as of January 1, 2024 and January 2, 2023, respectively, and are included in intangible assets, net on its consolidated balance sheets. During the year ended January 1, 2024, the Company recognized the following related to the Anthony’s liquor license intangible assets:
(i) a gain of $0.1 million, which is included in other income, net, in its consolidated statements of operations from the sale of a liquor license intangible asset for one of its closed Anthony’s locations with a book value of $0.8 million; and
(ii) an asset impairment charge of $0.1 million as part of its annual impairment test, which is included in asset impairment on its consolidated statement of operations.

For the year ended January 2, 2023, there were no asset impairment charges recorded related to the Company’s liquor licenses. Refer to Note 4, “Intangible Assets,” for additional information.

Deferred Financing Costs

Deferred financing costs relate to the Company’s debt instruments, which are reflected as deductions from the carrying amounts of the related debt instrument, including the Company’s Credit Agreement. Deferred financing costs are amortized over the terms of the related debt instruments using the effective interest method. For the years ended January 1, 2024 and January 2, 2023, the Company deferred $0.1 million and $0.9 million, respectively, of financing costs in connection with its Credit Agreement. Amortization expense associated with deferred financing costs, which is included within interest expense, net, totaled $0.5 million for each of the years ended January 1, 2024 and January 2, 2023. See Note 9, “Debt,” for additional information.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Share-Based Compensation

The Company has granted share-based compensation awards to certain employees under the 2020 Omnibus Equity Incentive Plan (the “Plan”). The Company measures the cost of employee services received in exchange for an equity award, which may include grants of employee stock options and restricted stock units, based on the fair value of the award at the date of grant. The Company recognizes share-based compensation expense over the requisite service period unless the awards are subject to performance or market conditions, in which case the Company recognizes compensation expense over the requisite service period to the extent the conditions are considered probable. Forfeitures are recognized as they occur. The Company determines the grant date fair value of stock options using a Black-Scholes-Merton option pricing model (the “Black-Scholes Model”). The grant date fair value of restricted stock unit awards (“RSU Awards”) and restricted stock unit awards with performance conditions (“PSU Awards”) are determined using the fair market value of the Company’s common stock on the date of grant, as set forth in the applicable plan document, unless the awards are subject to market conditions, in which case the Monte Carlo simulation model is used. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved.

Warrant Liability

The Company has certain warrants which include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the warrants are accounted for as liabilities in accordance with ASC 815-40, “Derivatives and Hedging”, with changes in fair value included in the consolidated statement of operations.

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

Restructuring Costs

Restructuring costs for the periods shown consist of the following:

(in thousands)	Year Ended January 1, 2024	Year Ended January 2, 2023
Expenses related to financing	$1,168	$660
Severance and onboarding costs associated with change in CEO and CFO	1,489	799
Total	$2,657	$1,459

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company has considered the effect of (1) warrants outstanding to purchase 15,063,800 shares of common stock, (2) 2,562,550 shares of restricted stock unit grants in the calculation of net loss per common share, and (3) the impact of any dividends associated with its redeemable preferred stock, and such items have not been included in the calculation of net loss per common share as the effect of such items would have been anti-dilutive.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Reconciliation of Net Loss per Common Share

Basic and diluted net loss per common share is calculated as follows:

(in thousands, except for per share data)	Year Ended January 1, 2024	Year Ended January 2, 2023
Numerator:
Net loss available to common stockholders	$(30,708)	$(103,432)

Denominator:
Weighted-average shares outstanding, basic and diluted	25,521,098	22,173,694

Basic and diluted net loss per common share	$(1.20)	$(4.66)

Concentration of Risk

Management believes there is no concentration of risk with any single franchisee or small group of franchisees whose failure or nonperformance would materially affect the Company’s results of operations. The Company had no customers which accounted for 10% or more of consolidated revenue for the years ended January 1, 2024 and January 2, 2023. As of January 1, 2024, the Company had two main in-line distributors of food, packaging and beverage products that provided approximately 89% of the Company's restaurants purchasing of those products in the United States. We believe that the Company’s vulnerability to risk concentrations related to significant vendors and sources of its raw materials is mitigated as it believes that there are other vendors who would be able to service our requirements. However, if a disruption of service from any of our main in-line distributors was to occur, the Company could experience short-term increases in its costs while distribution channels were adjusted.

The Company's restaurants are principally located throughout the United States. The Company has corporate-owned and franchised locations in 19 states, with the largest number in Florida. We believe the risk of geographic concentration is not significant. The Company could be adversely affected by changing consumer preferences resulting from concerns over nutritional or safety aspects of ingredients it sells or the effects of food safety events or disease outbreaks.

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

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

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

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Contract Balances

Opening and closing balances of contract liabilities and receivables from contracts with customers for the years ended January 1, 2024 and January 2, 2023 are as follows:

(in thousands)	Year Ended January 1, 2024	Year Ended January 2, 2023
Franchising receivables	$137	$168
Gift card liability	$2,205	$1,847
Unearned revenue, current	$19	$84
Unearned revenue, long-term	$726	$1,008

Franchise Revenue

Revenue recognized during the years ended are as follows:

(in thousands)	Year ended January 1, 2024	Year Ended January 2, 2023
Franchise Fees	$613	$1,806

An analysis of unearned revenue is as follows:

(in thousands)	Year ended January 1, 2024	Year Ended January 2, 2023
Balance, beginning of period	$1,092	$2,577
Initial/Transfer franchise fees received	265	364
Revenue recognized for stores open and transfers during period	(137)	(325)
Revenue recognized related to franchise agreement terminations	(418)	(1,481)
Other unearned revenue (recognized) received	(57)	(43)
Balance, end of period	$745	$1,092

Presentation of Sales Taxes

The Company collects sales tax from customers and remits the entire amount to the respective states. The Company’s accounting policy is to exclude the tax collected and remitted from revenue and cost of sales. Sales tax payable amounted to approximately $0.8 million and $1.0 million at January 1, 2024 and January 2, 2023, respectively, and is presented in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense for the years ended January 1, 2024 and January 2, 2023 was $1.2 million and $2.4 million, respectively and is included in other operating expenses for specific store related advertising costs and brand development, co-op and advertising expense on the consolidated statements of operations.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Brand Development Royalties and Expenses

The Company’s franchise agreements provide for franchisee contributions of a percentage of gross restaurant sales, which are recognized as royalty income. Amounts collected are required to be used for advertising and related costs, including reasonable costs of administration. For the year ended January 1, 2024 , the Company had brand development royalties of approximately $1.4 million and brand development expenses of approximately $2.7 million. For the year ended January 2, 2023, the Company had brand development royalties of approximately $1.4 million and approximately $1.8 million brand development expenses.

Advertising Co-Op Royalties and Expenses

The Company's South Florida franchises contribute a percentage of gross restaurant sales, which are recognized as royalty income. Amounts collected are required to be used for local advertising and related costs, including reasonable costs of administering the advertising program. For the year ended January 1, 2024, the Company had advertising co-op royalties of approximately $0.4 million and advertising co-op expenses of approximately $0.7 million. For the year ended January 2, 2023, the Company had advertising co-op royalties of approximately $0.4 million and approximately $0.8 million of advertising co-op expenses.

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

Pre-opening costs expensed for the years ended January 1, 2024 and January 2, 2023 were $0.2 million and $0.5 million, respectively.

Leases

The Company currently leases all of its corporate-owned restaurants, corporate offices, and certain equipment. The Company’s leases are accounted for under the requirements of Accounting Standards Codification Topic 842 “Leases” (“ASC 842”), effective January 1, 2022.

Upon the possession of a leased asset, the Company determines its classification as an operating or finance lease. The Company's real estate leases are classified as operating leases, and the Company's equipment leases are classified as finance leases. Generally, the real estate leases have initial terms averaging 10 years and typically include two 5-year renewal options. Renewal options are generally not recognized as part of the initial right-of-use assets and lease liabilities as it is not reasonably certain at commencement date that the Company would exercise the options to extend the lease. The real estate leases typically provide for fixed minimum rent payments or variable rent payments based on a percentage of monthly sales or annual changes to the Consumer Price Index. Fixed minimum rent payments are recognized on a straight-line basis over the lease term from the date the Company takes possession of the leased property. Lease expense incurred before a corporate-owned store opens is recorded in pre-opening costs in the consolidated statements of operations. Once a corporate-owned store opens, the straight-line lease expense is recorded in occupancy and related expenses in the consolidated statements of operations. Many of the leases also require the Company to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in occupancy and related expenses in the consolidated statements of operations. The Company from time to time enters into sublease agreements as lessor which are immaterial for the years ended January 1, 2024 and January 2, 2023. See Note 10, “Leases,” for further discussion.

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

The Company measures income tax uncertainties in accordance with a two-step process of evaluating a tax position. We first determine if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured, for purposes of financial statement recognition, as the largest amount that has a greater than 50% likelihood of being realized upon effective settlement. We had $0.2 million unrecognized tax benefits at January 2, 2023. The Company had no unrecognized tax benefits at January 1, 2024

The Company accrues interest related to uncertain tax positions in “Interest expense” and penalties in “General and administrative expenses.” At January 1, 2024 and January 2, 2023, there were no amounts accrued for interest or for penalties.

The statute of limitations for the Company’s state tax returns varies, but generally the Company’s federal and state income tax returns from its 2020 fiscal year forward remain subject to examination.

Recently issued and adopted Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08 (“ASU 2021-08”), Business Combinations, (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers to provide guidance that requires entities to recognize contract assets and contract liabilities in a business combination. This standard was effective for the Company’s fiscal year beginning after January 3, 2023, including interim periods within the fiscal year. The adoption of ASU 2021-08 did not have a material impact on its consolidated financial statements for the year ended January 1, 2024.

Recently issued Accounting Pronouncements not yet adopted

In November 2023, the FASB issued ASU No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

3.     Property & Equipment

Property and equipment consisted of the following:

(in thousands)	January 1, 2024	January 2, 2023
Leasehold improvements	$17,579	$17,029
Kitchen equipment and other equipment	8,708	8,196
Computers and office equipment	1,536	1,468
Furniture and fixtures	2,828	2,677
Vehicles	8	37
	30,659	29,407
Less: Accumulated depreciation and amortization	(14,538)	(10,036)
Property & equipment – net	$16,121	$19,371

Depreciation expense for the years ended January 1, 2024 and January 2, 2023 was $4.7 million and $8.7 million, respectively.

The Company's long-lived assets are reviewed for impairment annually and whenever there are triggering events that require us to perform this review. The Company recorded $1.8 million and $3.1 million of property and equipment impairment during the years ended January 1, 2024 and January 2, 2023, respectfully. Refer to Note 5, “Impairment,” for further discussion.

4.     Goodwill and Intangible Assets, net

The following is a summary of the components of intangible assets and the related amortization expense and impairment charges:

	January 1, 2024
(in thousands)	Weighted Average Remaining Useful Life (years)	Amount	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Franchise agreements	4.0	$24,839	$(10,793)	$—	14,046
BurgerFi trade names / trademarks	27.0	83,033	(8,419)	—	74,614
Anthony's trade names / trademarks	27.8	60,690	(4,383)	—	56,307
Other intangibles	7.0	9,018	(1,241)	(7,706)	71
Subtotal		177,580	(24,836)	(7,706)	145,038
Liquor licenses		$5,930	—	(113)	5,818
Total intangible assets, net		$183,510	$(24,836)	$(7,818)	$150,856

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

	January 2, 2023
(in thousands)	Weighted Average Remaining Useful Life (years)	Amount	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Franchise agreements	5.0	$24,839	$(7,244)	$—	$17,595
BurgerFi trade names / trademarks	28.0	83,033	(5,650)	—	77,383
Anthony's trade names / trademarks	28.8	60,690	(2,359)	—	58,331
Other intangibles	8.0	9,018	(1,091)	(7,706)	221
Subtotal		177,580	(16,344)	(7,706)	153,530
Liquor licenses		6,678	—		6,678
Total intangible assets, net		$184,258	$(16,344)	$(7,706)	$160,208

The following presents information about the Company’s goodwill on the dates indicated:

(in thousands)	Anthony’s Segment	BurgerFi Segment	Total
Balance as of December 31, 2021
Goodwill	$80,684	$123,981	$204,665
Accumulated impairment losses	(49,064)	(123,981)	(173,045)
Goodwill, net as of January 2, 2023	$31,621	$—	$31,621

Goodwill	$80,684	$123,981	$204,665
Accumulated impairment losses	(49,064)	$(123,981)	(173,045)
Goodwill, net as of January 1, 2024	$31,621	$—	$31,621

The Anthony’s liquor licenses are considered to have an indefinite life, and in addition to the Company's definite-lived intangible assets, are reviewed for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the year ended January 1, 2024, the Company recognized $0.1 million in gain on sale of assets in other income, net, in its consolidated statements of operations from the sale of a liquor license intangible asset for one of its closed Anthony’s locations with a book value of $0.8 million . For the year ended January 1, 2024, we recorded $0.1 million of impairment charges related to these license agreements; there were no impairment charges recorded for the year ended January 2, 2023. See Note 5, “Impairment,” for further information.

Amortization expense for each of the years ended January 1, 2024 and January 2, 2023 was $8.5 million. The estimated aggregate amortization expense for intangible assets over the next five fiscal years and thereafter is as follows:

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

(in thousands)
2024	$8,353
2025	8,353
2026	8,353
2027	8,205
2028	4,804
Thereafter	106,970
Total	$145,038

5.     Impairment

The Company recognized non-cash impairment charges of approximately $4.5 million during the year ended January 1, 2024 and $73.5 million for the year ended January 2, 2023. This consisted of the following:

(in thousands)	Year Ended January 1, 2024	Year Ended January 2, 2023
Goodwill	$—	$66,569
Indefinite-lived intangible assets	113	—
Long-lived assets	1,794	3,100
Right-of-use assets	2,617	3,846
Total non-cash impairment charge	$4,524	$73,515

Based on the results of the Company’s annual goodwill impairment tests for the year ended January 1, 2024, the Company determined that goodwill was not impaired for the Anthony's and BurgerFi reporting units; accordingly, the Company recorded no goodwill impairment charges.

The Company reviewed the sensitivity of its goodwill impairment test assumptions noting that a 1% increase in its discount rate and a 5% decrease in cash flows would not cause an impairment of its Anthony’s goodwill for the year ended January 1, 2024.

Based on the results of the Company’s interim and annual goodwill impairment tests for the year ended January 2, 2023, the Company determined that its goodwill was impaired for the Anthony’s and BurgerFi reporting units. Accordingly, for the BurgerFi reporting unit, the Company recorded a goodwill impairment charge of approximately $17.5 million; there was no remaining carrying value of the BurgerFi goodwill at January 2, 2023. We also recognized an impairment charge for Anthony’s reporting unit’s goodwill for the year ended January 2, 2023 of $49.1 million.

As part of the annual impairment review of indefinite-lived intangible assets, the Company recorded an impairment charge of $0.1 million for the year ended January 1, 2024, related to the Anthony’s liquor licenses; there were no impairment charges recorded for indefinite-lived intangible assets for the year ended January 2, 2023.

Based on the Company’s review at the end of each reporting period of its long-lived assets and definite-lived intangible assets, it performed impairment testing for the related asset group for which there are independently identifiable cash flows. Based on its impairment testing, the Company determined that certain long-lived assets relating to its right-of-use assets, and property and equipment at certain underperforming corporate-owned restaurants were impaired at the BurgerFi and Anthony’s reporting units. For the year ended January 1, 2024, the Company recorded impairment charges of approximately $3.3 million for the BurgerFi reporting unit, and $1.2 million for the Anthony’s reporting unit. For the year ended January 2, 2023, the Company recorded impairment charges of approximately $6.7 million for the BurgerFi reporting unit, and $0.2 million for the Anthony’s reporting unit.The impairment amount was primarily the result of lower cash flow estimates associated with the licensing agreements, as well as a change in estimate of the related useful life.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

As it relates to determining the fair values of the assets impaired such as goodwill and definite lived intangible assets, refer to Note 13, “Fair Value Measurements.” The Company utilized the income approach to fair value for its long-lived and right-of-use assets and based on the weight of unobservable inputs classifies their fair value measurements as Level 3 of the fair value hierarchy.

6.     Related Party Transactions

The Company is affiliated with various entities through common control and ownership.

The accompanying consolidated balance sheets reflect amounts related to periodic advances between the Company and these entities for working capital and other needs as due from related companies or due to related companies, as appropriate. During 2023, these amounts due were settled as a result of the John Rosatti settlement agreement disclosed in Note 7, “Commitments and Contingencies,”. These advances were unsecured and non-interest bearing. The fair value of consideration paid in the John Rosatti settlement was $0.9 million and included $0.5 million in cash and the issuance of 200,000 shares of Company common stock valued at $0.4 million. The fair value of net liabilities assumed in the transaction was $0.1 million which included lease liabilities and operating assets and liabilities including property and equipment of two stores, net of pre-existing liabilities accrued. There was no amount due from related companies as of January 1, 2024; there was $0.3 million of amounts due from related companies as of January 2, 2023 in other assets on the Company’s consolidated balance sheets.

For the year ended January 2, 2023, the Company received royalty revenue from the two operating stores that were transferred on January 23, 2023 as a result of the settlement with the significant stockholder totaling approximately $0.1 million.

The Company leased building space for its former corporate office from an entity under common ownership with a significant stockholder. This lease had a 36 month term, effective January 1, 2020. In January 2022, the Company exercised its right to terminate this lease effective as of July 2022. There was no rent expense the year ended January 1, 2024; for the year ended January 2, 2023, rent expense was approximately $0.1 million.

The Company leases building space for its corporate office from an entity controlled by the Company’s Executive Chairman of the Board (the “Executive Chairman”). In February 2022, the Company amended this lease agreement to, among other things, (1) extend the term to 10 years beginning March 1, 2022 and expiring in 2032, and (2) expand its square footage from approximately 16,500 square feet to approximately 18,500 square feet. For the years ended January 1, 2024 and January 2, 2023, rent expense was approximately $0.7 million and $0.5 million, respectively.

The Company had independent contractor agreement with a corporation (the “Consultant”) for which the Chief Operating Officer (the “Consultant Principal”) of Lionheart Capital, LLC, an entity controlled by the Company’s Executive Chairman, serves as President. Pursuant to the terms of the agreements, the Consultant provided certain strategic advisory services to the Company in exchange for total annual cash compensation and expense reimbursements of $0.1 million, payable monthly. Cash compensation for the Consultant Principal was $0.1 million for each of the years ended January 1, 2024 and January 2, 2023. The engagement ended in September of 2023.

On January 3, 2023 the Company awarded the Consultant Principal a $0.1 million bonus in connection with the Company’s amendment and extension of its Credit Facility and granted the Consultant Principal 38,000 unrestricted shares of common stock of the Company. On January 3, 2022, the Company granted the Consultant Principal approximately 38,000 unrestricted shares of common stock of the Company. The Company recorded share-based compensation of $0.2 million for the year ended January 1, 2024, and $0.4 million for the year ended January 2, 2023.

On February 24, 2023, the Company entered into a note payable with an affiliate of a significant stockholder for $5.1 million in debt proceeds, and $10.0 million in assumption of existing term loan amounts. See Note 9, “Debt”, for further information.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

On June 3, 2023, the Company entered into a stock purchase agreement with an investing entity for the sale of 2,868,853 shares of Company common stock at an issuance price of $1.22 per share for total proceeds of $3.4 million. Upon the execution of this agreement, the investing entity became a holder of approximately 11% of the Company’s outstanding common stock. During the year ended January 1, 2024, the Company entered into four franchise agreements with an affiliate of this entity. The Company received royalty revenue from such franchises related to a significant stockholder totaling approximately $0.1 million for the year ended January 1, 2024.

7.      Commitments and Contingencies

Litigation

Lion Point Capital, L.P.(“Lion Point”) v. BurgerFi International, Inc. (Supreme Court of the State of New York County of New York, Index No. 653099/2022, filed August 26, 2022. A lawsuit filed by Lion Point against the Company, alleging that the Company failed to timely register Lion Point’s shares in violation of the registration rights agreement to which Lion Point is a party, which allegedly resulted in losses in excess of $26.0 million In November 2022, as amended in February 2023, the Company filed its answer to the complaint. On April 13, 2023, Lion Point filed a Motion for Summary Judgment, and the Company responded with its reply on June 22, 2023. On October 12, 2023, the Court granted Lion Point’s Motion for Summary Judgment and set a status conference for November 15, 2023 to begin the damages phase of the case. At the November 15, 2023 status conference, the Court set out a schedule for discovery and trial, which schedule is in the process of being amended by counsel for both parties to allow for additional time for settlement discussions. The Company continues to believe that all claims are meritless and plans to vigorously defend these allegations. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from these proceedings; any losses, however, may be material to the Company's financial position and results of operations.

John Walker, Individually and On Behalf of all Other Similarly Situated v. BurgerFi International, Inc. et al (in the United States District Court, Southern District of Florida, Case No. 023-cv-60657). On April 6, 2023, John Walker, on behalf of himself and other similarly situated plaintiffs, filed a class action lawsuit against the Company and certain current and former executives alleging that the Company violated certain securities laws by making false and misleading statements or failed to disclose that (1) the Company had overstated the effectiveness of its acquisition and growth strategies, and (2) the Company had misrepresented the purported benefits of the Anthony’s acquisition and the post-acquisition business and financial prospects of the Company. On July 20, 2023, the court appointed John Walker and Joseph Poalino as co-lead plaintiffs in the matter. On September 5, 2023, an Order of Dismissal without prejudice was signed. Therefore, no contingent liability has been recorded as of January 1, 2024.

Second 82nd SM, LLC v. BF NY 82, LLC, BurgerFi International, LLC and BurgerFi International, Inc. (in the Supreme Court of the State of New York County of New York, having index No. 654907/2021 filed August 11, 2021). A lawsuit was filed by Second 82nd SM, LLC (“Landlord”) against BF NY 82, LLC (“Tenant”) whereby Landlord brought a 7 -count lawsuit for, among other things, breach of the lease agreement and underlying guaranty of the lease. The amount of damages Landlord was seeking was approximately $1.5 million, which constituted back rent, late charges, real estate taxes, illuminated sign charges and water/sewer charges. On November 3, 2021, the Company filed a Motion to Dismiss the Complaint. On November 17, 2021, the Tenant filed an Answer to Landlord’s Complaint and a cross claim against the Company, which the Company answered on December 7, 2021. On December 22, 2021, the Company filed its Response in Opposition to Landlord’s Motion for Summary Judgment and Memo in further Support of its Motion to Dismiss. The Company turned over possession of the property in early 2023. On July 5, 2023, the Landlord filed a Motion for Summary Judgment seeking approximately $1.2 million in past due rent payments. On August 14, 2023, the Court entered an order granting the Landlord’s Motion for Summary Judgment and ordered a damages hearing on the motion. On October 2, 2023 a settlement agreement was executed by all parties and the parties filed a stipulation of dismissal with prejudice on October 6, 2023.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Burger Guys of Dania Pointe, et. al. v. BFI, LLC (Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, Case No. 50-2021-CA -006501-XXXX-MB filed May 21, 2021). In response to a demand letter issued by BurgerFi to Gino Gargiulo, a former franchisee, demanding that Mr. Gargiulo pay the balance owed under an asset purchase agreement wherein BurgerFi sold the Dania Beach, Florida BurgerFi location to Mr. Gargiulo, Mr. Gargiulo filed suit against BurgerFi claiming, in addition to other matters, that no further monies are owed under the asset purchase agreement and alleges that the Company is responsible for one of Mr. Gargiulo’s failed franchises in Sunny Isles, Florida, losses he has allegedly sustained at his Dania Beach location, and reimbursement of expenses in connection with his marketing company. Mr. Gargiulo seeks damages in excess of $2.0 million in the aggregate. The parties attended mediation on January 20, 2022, which ended in an impasse. Mr. Gargiulo amended his complaint in April 2022, which, among other matters, amended the defendant parties. In October 2022, the Company filed an additional motion to dismiss the amended complaint and a motion to stay discovery. In January 2023, Mr. Gargiulo filed a third amended complaint. In March 2023, the Company filed an answer to Mr. Gargiulo’s complaint and a counterclaim against Mr. Gargiulo relating to the breach of the asset purchase agreement discussed above. On November 5, 2023, the parties attended mediation, which ended in an impasse. Depositions are ongoing and a trial has been set for April 15, 2024. We believe that all Mr. Gargiulo claims are meritless, and the Company plans to vigorously defend these allegations. Management is unable to determine the likelihood of a loss or range of loss, if any, which may result from the case described above, and, therefore, no contingent liability has been recorded as of January 1, 2024; any losses, however, may be material to the Company's financial position and results of operations.

All Round Food Bakery Products, Inc. v. BurgerFi International, LLC and Neri’s Bakery Products, Inc. et al (Supreme Court Westchester County, New York (Index Number 52170-2020)). In a suit filed in February 2020, the plaintiff, All Round Food Bakery Products, Inc. (“All Round Food”) alleged breach of contract and lost profits in excess of $1.0 million over the course of the supply agreement with the Company and Neri’s Bakery Products, Inc. (“Neri’s” and together with the Company, the “Defendants”). The Defendants asserted, among other matters, that the supply agreement amongst the parties, whereby All Round Food was warehousing BurgerFi products produced by Neri’s, was terminated when All Round Food failed to cure its material breach of the supply agreement after due notice. The parties attended several additional court ordered mediations over several months to attempt to resolve the dispute. No resolution was reached in such mediations. However, the court entered an order to dismiss the case with prejudice on August 15, 2023; therefore, no contingent liability has been recorded as of January 1, 2024.

John Rosatti, as Trustee of the John Rosatti Revocable Trust U/A/D 08/27/2001 (the "JR Trust") v. BurgerFi International, Inc. (In the Circuit Court for the Eleventh Judicial Circuit, Florida, File No. 146578749). On March 28, 2022, the JR Trust filed a suit against BurgerFi alleging that the JR Trust suffered losses in excess of $10.0 million relating to BurgerFi’s alleged failure to timely file a registration rights agreement. The parties entered into a settlement agreement on January 11, 2023, whereby (i) the Company agreed to pay Mr. Rosatti $0.5 million in cash and issue him 200,000 shares of BFI common stock and, (ii) Mr. Rosatti agreed to transfer the assets and liabilities of the five former JR Trust stores to the Company. This settlement agreement, which the Company values on a net basis to be approximately $0.8 million of value transferred to Mr. Rosatti, resolved all remaining disputes between the parties, and Mr. Rosatti withdrew the related lawsuits against the Company.

Employment Related Claims.

In July 2021, the Company received a demand letter from the attorney of one of its now former hourly restaurant employees. The letter alleges that the former employee was sexually harassed by one of her co-workers. The demand letter claims that the Company discriminated and retaliated against the former employee based on her gender and age and also alleged intentional infliction of emotional distress, negligent hiring, negligent training, and negligent supervision. While the Company entered into a partial settlement with the former employee in December 2022 for a de minimis cash amount relating solely to the discrimination claim, the other claims remain.

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

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

While the Company believes that all claims of the above mentioned Employment Related Claims, which are covered under the Company’s insurance policies, are meritless, and it plans to defend these allegations, it is reasonably possible that the Company may ultimately be required to pay substantial damages to the claimants, which could be up to $0.5 million more in aggregate compensatory damages, attorneys’ fees and costs. Management believes that any liability, in excess of applicable insurance coverages or accruals, which may result from these claims, would not be significant to the Company’s financial position or results of operations.

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

Purchase Commitments

From time to time, the Company enters into purchase commitments for food commodities in the normal course of business. As of January 1, 2024, the Company has $5.7 million in conditional purchase obligations over the next 12 months.

8.     Redeemable Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of January 1, 2024 and January 2, 2023, there were 2,120,000 shares of redeemable preferred stock outstanding, par value $0.0001 per share (the “Series A Junior Preferred Stock”), outstanding. .

As of January 1, 2024 and January 2, 2023, the value of the redeemable preferred stock was $55.6 million and $51.4 million, respectively and the principal redemption amount was $53.0 million. During the years ended January 1, 2024 and January 2, 2023, the Company recorded non-cash interest expense on the redeemable preferred stock in the amount of $4.2 million and $3.9 million, respectively, related to accretion of the preferred stock to its estimated redemption value.

On November 3, 2021, and as part of the Anthony's acquisition, the Company issued 2,120,000 shares of Series A Junior Preferred Stock. The Series A Junior Preferred Stock is redeemable on November 3, 2027 and accrues dividends at 7% per annum compounded quarterly from June 15, 2024 with such rate increasing by an additional 0.35% per quarter commencing with the three month period ending September 30, 2024; provided, however, that in the event that the Credit Agreement is refinanced or repaid in full prior to June 15, 2024 and the Series A Junior Preferred Stock is not redeemed in full on such date, from and after such date, the Series A Junior Preferred Stock shall accrue dividends at 5% per annum, compounded quarterly, until June 15, 2024.

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

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

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

9.     Debt

(in thousands)	January 1, 2024	January 2, 2023
Term loan	$53,253	$54,507
Related party note payable	15,100	10,000
Revolving line of credit	—	4,000
Other notes payable	701	780
Finance lease liability	1,576	933
Total Debt	$70,630	$70,220
Less: Unamortized debt discount related party note	(612)	(765)
Less: Unamortized debt issuance costs	(978)	(1,441)
Total Debt, net	$69,040	$68,014
Less: Short-term borrowing, including finance leases	(52,834)	(4,985)
Total Long-term borrowings, including finance leases and related party note	$16,206	$63,029

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Credit Agreement

On November 3, 2021, as further amended as described below and as part of the Anthony’s acquisition, the Company joined a credit agreement with a syndicate of commercial banks (as amended, the “Credit Agreement”). The Credit Agreement, which has a maturity date of September 30, 2025 (the “Maturity Date”), provides the Company with lender financing structured as a $57.8 million term loan and a $4.0 million revolving loan. The terms of the Credit Agreement require the Company to repay the principal of the term loan in quarterly installments of approximately $0.8 million with the balance due at the Maturity Date. The principal amount of revolving loans is due and payable in full on the Maturity Date. The loan and revolving line of credit are secured by substantially all of the Company’s assets and incurred interest on outstanding amounts of 6.75% through December 31, 2023 and incur interest of 7.25% through June 15, 2024 and 7.75% from June 16, 2024 though the Maturity Date.

Effective March 9, 2022, certain of the covenants of (i) the Company and Plastic Tripod, Inc., as the borrowers (the "Borrowers"), and (ii) the subsidiary guarantors (the "Guarantors") party to the Credit Agreement were amended (such amendment herein referred to as the “Twelfth Amendment”). Pursuant to the terms of the Twelfth Amendment, the Borrowers and Guarantors agreed to pay incremental deferred interest of 2% per annum, in the event that the obligations under the Credit Agreement were not repaid on or prior to June 15, 2023; provided, however, that if no event of default had occurred and was continuing then (i) no incremental deferred interest would be due if all of the obligations under the Credit Agreement had been paid on or prior to December 31, 2022, and (ii) only 50% of the incremental deferred interest would be owed if all of the obligations under the Credit Agreement had been paid from and after January 1, 2023 and on or prior to March 31, 2023.

The Credit Agreement was further amended on December 7, 2022 (such amendment herein referred to as the “Thirteenth Amendment”) by amending certain covenants of the Credit Agreement and extending the maturity date of June 15, 2024 to September 30, 2025. The amendment also provided for periodic increases to the annual rate of interest changing the rate per annum to (i) 5.75% from January 1, 2023 through June 15, 2023; (ii) 6.75% per annum from June 16, 2023 through December 31, 2023; (iii) 7.25% per annum from January 1, 2024 through June 15, 2024; and (iv) 7.75% per annum from and after June 16, 2024 through the Maturity Date. In addition, the 2% incremental deferred interest implemented on March 9, 2022 was reduced to 1% beginning January 3, 2023 and was eliminated at December 31, 2023.

The terms of the Thirteenth Amendment also provided for a change in the timing of paying approximately $0.3 million of deferred interest payments previously scheduled to be paid on June 16, 2023 to be paid monthly from January to June 2023, while deferring the balance of deferred interest amount of approximately $1.3 million from June 15, 2023 to December 31, 2023. The Borrowers and Guarantors also agreed to obtain $5.0 million in net cash proceeds from (i) a shelf registration and equity issuance by not later than January 2, 2023, or (ii) issuance of unsecured subordinated debt by not later than January 30, 2023, referred to as the “Initial New Capital Infusion Covenant”.

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
(b) maintain a quarterly minimum fixed charge coverage ratio of 1.10 to 1.00 as of the end of the fiscal quarter ending on or about December 31, 2022 and the end of each fiscal quarter thereafter; and
(c) the liquidity requirement of the Credit Agreement remained unchanged; provided, that in the event the Company had not received by January 2, 2023 at least $5.0 million in net cash proceeds as a result of shelf registration and equity issuance then the required liquidity amount as of January 2, 2023 would be reduced to $9.5 million.

The consolidated senior lease-adjusted leverage ratio, fixed charge coverage ratio and liquidity are computed in accordance with the Credit Agreement.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

If upon delivery of the quarterly financial statements, the consolidated fixed charge coverage ratio as of the end of any fiscal quarter of the Company ending after January 2, 2023 was less than 1.15 to 1.00, then Borrowers and Guarantors agreed to engage a consulting firm to help with certain operational activities and other matters as reasonably determined by the lenders; provided, that, if after delivery of the quarterly financial statements, (i) the consolidated fixed charge coverage ratio as of the end of each of the two prior consecutive fiscal quarters of the Company was greater than 1.15 to 1.00, and (ii) the consolidated senior lease-adjusted leverage ratio as of the end of each of the two prior consecutive fiscal quarters of the Company was less than the correlative amount of the consolidated senior lease-adjusted leverage ratio required for the financial covenants for such fiscal quarters by 0.25 basis points or more, then retention of the consulting firm shall not be required during the following fiscal quarter.

On February 1, 2023, the Credit Agreement was amended through the Fourteenth Amendment and subsequently on February 24, 2023 further amended through the Fifteenth Amendment resulting in the Company and its subsidiaries entering into a Secured Promissory Note (the “Note”) with CP7 Warming Bag L.P., an affiliate of L. Catterton Fund L.P., as lender (the “Junior Lender”), pursuant to which the Junior Lender continued that certain delayed draw term loan (the “Delayed Draw Term Loan”) of $10.0 million, under the Credit Agreement, which is junior subordinated secured indebtedness, and also provided $5.1 million of new junior subordinated secured indebtedness, to the Company (collectively the “Junior Indebtedness”), for a total of $15.1 million in junior subordinated secured debt on terms reasonably acceptable to the Required Lenders (as defined in the Credit Agreement), including, without limitation, that (i) such indebtedness shall not mature until at least two years after the maturity date of the credit facility of September 30, 2025; (ii) no payments of cash interest shall be made on such indebtedness until after the repayment in full of the obligations under the Credit Agreement; and (iii) no scheduled or voluntary payments of principal shall be made until after the repayment in full of the obligations under the Credit Agreement.

The Note, which accrues interest at 4% per annum (i) is secured by a second lien on substantially all of the assets of the Borrowers and the Guarantors pursuant to the terms of the Note and that certain Guaranty and Security Agreement, dated February 24, 2023, by and among the Guarantors and the Junior Lender, (ii) is subject to the terms of that certain Intercreditor and Subordination Agreement dated February 24, 2023, by and between the Administrative Agent and the Junior Lender and acknowledged by the Borrowers and the Guarantors, and (iii) matures on the date that is the second anniversary of the maturity date under the Credit Agreement (the “Junior Maturity Date”), or September 30, 2027.

Under the terms of the Note, no payments of cash interest or payments of principal shall be due until the Junior Maturity Date, and no voluntary prepayments may be made on the Junior Indebtedness prior to the Junior Maturity Date until after the repayment in full of the obligations under the Credit Agreement. The Company had $14.5 million outstanding under the Note as of January 1, 2024; this amount is included in Related party note payable in the consolidated balance sheets.

On July 7, 2023, the Credit Agreement was amended through the Sixteenth Amendment, which amended the definition of EBITDA for the purposes of expanding the scope of non-recurring items that may be included in the determination of Adjusted EBITDA, as well as modifications to the timeline for when a management consultant must be engaged.

In addition, under the terms of the Sixteenth Amendment, the Borrowers and Guarantors agreed to reset their consolidated senior lease-adjusted leverage ratio and fixed charge coverage ratio as follows:
(a) maintain a quarterly consolidated senior lease-adjusted leverage ratio greater than (i) 7.00 to 1.00 as of the end of the fiscal quarter ending on or about December 31, 2023, (ii) 6.75 to 1.00 as of the end of each of the fiscal quarters ending on or about March 31, 2024, June 30, 2024 and September 30, 2024, and (iii) 6.50 to 1.00 as of the end of the fiscal quarter ending on or about December 31, 2024 and the end of each fiscal quarter thereafter; and
(b) maintain a quarterly minimum fixed charge coverage ratio of (i) 1.00 to 1.00 as of the end of the fiscal quarter ending on or about December 31, 2023, (ii) 1.05 to 1.00 as of the end of each of the fiscal quarters ending March 31, 2024, June 30, 2024 and September 30, 2024, and (iii) 1.10 to 1.00 as of the end of the fiscal quarter ending on or about December 31, 2024 and the end of each fiscal quarter thereafter.

As of January 1, 2024, the Company was not in compliance with the minimum liquidity requirement of the Credit Agreement,which constitutes a breach of the Credit Agreement and an event of default. Accordingly, the outstanding balance of the Credit Agreement is included in short-term borrowings together with the short term borrowings, including finance leases in the accompanying consolidated balance sheets.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

The Company is not forecasted to have the readily available funds to repay the debt if the lenders do call the debt, which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

The Company has been actively engaged in discussions with its lenders to explore potential solutions regarding the default event and its resolution. We cannot, however, predict the results of any such negotiations.

The terms of the Credit Agreement as amended require the Company to repay the principal of the term loan in quarterly installments; however due to event of default we classified all of the principal as payable within the next 12 months as follows:

(in thousands)
2024	$53,253
2025	—
2026	—
2027	15,100
Total	$68,353

The Delayed Draw Term Loan (as continued, amended and restated on February 24, 2023) is a non-interest bearing loan and, accordingly, was recorded at fair value as part of the Anthony’s acquisition which resulted in a debt discount of approximately $1.3 million; this amount is being amortized over the period of the Delayed Draw Term Loan.. The Company recorded $0.2 million and $0.5 million for the years ended January 1, 2024 and January 2, 2023 respectively, as amortization of the debt discount which is included within interest expense in the accompanying consolidated statements of operations. Beginning February 24, 2023, the Junior Indebtedness bears interest at 4%. The Company recorded interest expense of $0.5 million for the year ended January 1, 2024.

The loan and revolving line of credit under the Credit Agreement are secured by substantially all of the Company’s assets and incur interest on outstanding amounts at the following rates per annum through maturity:

Time Period	Interest Rate
From January 1, 2024 through June 15, 2024	7.25%
From June 16, 2024 through maturity	7.75%

For the years ended January 1, 2024 and January 2, 2023, the Company had $1.0 million and $0.9 million, respectively, of deferred financing costs in connection with Credit Agreement. Amortization expense associated with deferred financing costs, in the amount of $0.5 million for each of the years ended January 1, 2024 and January 2, 2023, is included in interest expense in the accompanying consolidated statements of operations.

Other Notes Payable

Other notes payable relates to (i) a note payable to an individual, issued in connection with the Company’s acquisition of a franchised restaurant, which accrues interest over a 7-year amortization period with interest at 7.0% with a maturity date of June 1, 2024, and (ii) an Economic Injury Disaster Loan from the Small Business Administration (“SBA”), payable over a 30-year amortization period with interest at 3.7% with a maturity date of July 25, 2052, which is primarily for one corporate-owned restaurant.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Interest expense consists of the following for the periods shown:

(in thousands)	Year Ended January 1, 2024	Year Ended January 2, 2023
Interest on credit agreement	$3,751	$3,814
Interest on related party note	502	—
Amortization of debt issuance costs	520	514
Amortization of related party note discount	153	510
Non-cash interest on redeemable preferred stock	4,211	3,892
Other interest expense (income)	(309)	(71)
Total	$8,828	$8,659

10.    Leases

The Company has entered into various lease agreements. For the years ended January 1, 2024 and January 2, 2023, rent expense was approximately $16.5 million and $16.2 million, respectively. The Company’s lease agreements expire on various dates through 2032 and have renewal options.

On January 1, 2022, the Company adopted ASU 2016-02. Results for reporting periods beginning on or after January 1, 2022 are presented under ASC 842. Prior period amounts were not revised and continue to be reported in accordance with ASC Topic 840 “Leases”, the accounting standard then in effect.

Upon transition, on January 1, 2022, the Company recorded the following increases (decreases) to the respective line items on the consolidated balance sheets:

(in thousands)	Adjustment as of January 2, 2022
Prepaid expenses	$(773)
Operating right-of-use asset, net	57,385
Finance right-of-use asset, net	855
Deferred rent	(900)
Short-term operating lease liability	9,457
Short-term finance lease liability	143
Long-term operating lease liability	49,149
Long-term finance lease liability	712

A summary of finance and operating lease right-of-use assets and liabilities as of January 1, 2024 and January 2, 2023 is as follows:

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

(in thousands)	Classification	January 1, 2024	January 2, 2023
Operating Leases	Operating right-of-use asset, net	$46,052	$45,741
Finance Leases	Property and equipment, net	1,116	852
Total right-of-use assets		$47,168	$46,593

Operating leases:
	Short-term operating lease liability	$10,111	$9,924
	Long-term operating lease liability	44,631	40,748
Finance leases:
	Short-term borrowings, including finance	226	150
	Long-term borrowings, including finance	1,350	783
Total lease liabilities		$56,318	$51,605

The components of lease expense for the periods shown is as follows:

(in thousands)	Classification	Year Ended January 1, 2024	Year Ended January 2, 2023
Operating lease cost	Occupancy and related expenses	$13,051	$12,969
	Pre-opening costs	93	—
	Store closure costs	75	—

Lease asset impairment	Asset impairment	2,617	3,846

Finance lease costs:
Amortization of right-of use assets	Depreciation and amortization expense	282	258
Interest on lease liabilities	Interest expense	85	63
Less: Sublease income	Occupancy and related expenses	(204)	(194)
Total lease cost		$15,999	$16,942

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

The maturity of the Company's operating and finance lease liabilities as of January 1, 2024 is as follows:

(in thousands)	Operating Leases	Finance Leases
2024	13,828	$362
2025	13,270	348
2026	11,523	319
2027	9,881	287
2028	8,245	263
2029 and thereafter	9,884	554
Total undiscounted lease payments	66,631	2,133
Less: present value adjustment	(11,889)	(557)
Total net lease liabilities	$54,742	$1,576

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

A summary of lease terms and discount rates for finance and operating leases is as follows:

Year Ended January 1, 2024

Weighted-average remaining lease term (in years):
Operating Leases	5.5
Finance Leases	6.6
Weighted-average discount rate:
Operating Leases	7.6%
Finance Leases	9.6%

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

11.     Income Taxes

The (benefit) from provision for income taxes is set forth below:

(in thousands)	January 1, 2024	January 2, 2023
Current:
U.S. Federal	$—	$—
State	13	35
Total current income tax expense	$13	$35
Deferred:
U.S. Federal	(6,117)	(10,002)
State	(499)	(1,469)
Total deferred income tax benefit	(6,616)	(11,471)
Valuation allowance	6,538	11,341
Total deferred income tax benefit, net of valuation allowance	(78)	(130)
Income tax benefit	$(65)	$(95)

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

The reconciliation of income tax computed at the U.S. federal statutory rate of 21% to the Company’s effective tax rate is set forth below:

(in thousands)	January 1, 2024	January 2, 2023
Income tax provision at the U.S. federal statutory rate	$(6,462)	$(21,741)
Permanent differences	1,434	870
Share-based compensation	(33)	(463)
State income taxes, net of federal benefit	(675)	(1,640)
Change in warrant liability	(3)	(527)
Goodwill impairment	—	11,471
True-up	221	1,983
Change in valuation allowance	6,538	11,342
Change in rate	13	(249)
Tax credits	(1,098)	(1,141)
Total income tax benefit	$(65)	$(95)

The components of the Company's deferred tax liabilities at January 1, 2024 and January 2, 2023 are set forth below:

(in thousands)	January 1, 2024	January 2, 2023
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$30	$40
Goodwill	3,503	4,625
Fixed Assets	2,307	2,164
Deferred franchise fees	187	277
Deferred rent	—	—
Stock compensation	1,210	1,730
Net operating losses, Federal	17,116	13,649
Net operating losses, State	3,264	2,691
Deferred payroll taxes	—	—
Interest expense	7,309	5,351
Lease liability	14,128	13,104
Tax credits	2,951	1,854
Other	1,418	1,599
Gross deferred tax assets	53,423	47,084
Valuation allowance	(29,166)	(22,629)
Net deferred tax assets	24,257	24,455
Intangible assets	(13,571)	(13,878)
Lease ROU asset	(11,832)	(11,800)
Fixed assets	—	—
Deferred tax liabilities	(25,403)	(25,678)
Total net deferred tax liabilities	$(1,146)	$(1,223)

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

As of January 1, 2024, the Company’s federal net operating loss carryforwards for income tax purposes was $81.5 million. On a tax-effected basis, the Company also had net operating losses of $3.3 million related to various state jurisdictions. $71.9 million of the federal net operating loss carryforwards will be carried forward indefinitely and will be available to offset 80% of taxable income. The remaining amount of the federal net operating loss carryforwards will expire at varying dates through 2038.

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

Section 382 of the Internal Revenue Code limits the Company’s ability to utilize certain tax deductions to offset taxable income in future years, due to the existence of a Net Unrealizable Built-In Loss at the time of the change in control. Such a limitation will be effective for a five-year period subsequent to the change in control. In the event the Company has Recognized Built-In Losses (“RBIL”) during the five-year period, those losses will be limited; losses exceeding the annual limitation are carried forward as RBIL carryovers. As of January 1, 2024 the Company has approximately $3.7 million of RBIL carryovers, which carry forward indefinitely.

In assessing the realizability of deferred income tax assets, ASC 740 requires that a more likely than not standard be met. If the Company determines that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance must be established. The realization of deferred tax assets depends on the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies when making this determination. The Company has experienced cumulative losses in recent years which is significant negative evidence that is difficult to overcome in order to reach a determination that a valuation allowance is not required. Based on the Company's evaluation of its deferred tax assets, a valuation allowance of approximately $29.2 million has been recorded against the deferred tax asset.

The following table summarizes the Company's unrecognized tax benefits at January 1, 2024 and January 2, 2023:

(in thousands)	January 1, 2024	January 2, 2023
Beginning balance	$229	$660
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for positions of prior years	(229)	(431)
Ending balance	$—	$229

The statute of limitations for the Company’s state tax returns varies, but generally the Company’s federal and state income tax returns from its 2020 fiscal year forward remain subject to examination.

12.     Stockholders' Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At January 1, 2024 and January 2, 2023, there were 26,832,691 shares and 22,257,772 shares of common stock outstanding, respectively.

In addition to the CEO Awards, as defined below, as an inducement to employment, effective as of July 10, 2023, the Company issued the CEO 63,500 shares of the Company’s common stock, which such shares are subject to Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”).

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of January 1, 2024 and January 2, 2023, there were 2,120,000 shares of preferred stock outstanding. See Note 8, “Redeemable Preferred Stock,” for further information.

Warrants

As of January 1, 2024 and January 2, 2023, the Company had the following warrants and options outstanding: 15,063,800 warrants outstanding, each exercisable for one share of common stock at an exercise price of $11.50 including 11,468,800 in public warrants, 3,000,000 in private placement warrants (“Private Placement Warrants”), 445,000 in Private Warrants and 150,000 in Working Capital Warrants. The public warrants expire in December 2025. There were no warrants exercised during the years ended January 1, 2024 and January 2, 2023.

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

The Private Placement Warrants, Private Warrants and Working Capital Warrants (collectively, the“Other Warrants”) are identical to the public warrants, except that the Other Warrants and the common stock issuable upon the exercise of the Other Warrants became transferable, assignable or salable after the completion of the BurgerFi acquisition, subject to certain limited exceptions. Additionally, the Other Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Other Warrants are held by someone other than the initial purchasers or their permitted transferees, the Other Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants. Due to this provision, the Other Warrants are accounted for as liabilities.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Unit Purchase Options

The Company had an outstanding Unit Purchase Option Agreement with an investor, to purchase up to 750,000 Units (Units include one common share and one warrant per Unit) exercisable at $10.00 per Unit. The unit purchase option (“UPO”) could have been exercised for cash or on a cashless basis, at the holder’s option; however, it expired on on March 17, 2023 without being exercised, and there were no UPO exchanges between January 2, 2023 and March 17, 2023.

Share-Based Compensation

The Company has the ability to grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance compensation awards to current or prospective employees, directors, officers, consultants or advisors under the Plan. The Plan was established to benefit the Company and its stockholders, by assisting the Company to attract, retain and provide incentives to key management employees, directors, and consultants of the Company, and to align the interests of such service providers with those of the Company’s stockholders. Accordingly, the Plan provides for the granting of Non-qualified Stock Options, Incentive Stock Options, RSU Awards, Restricted Stock Awards, Stock Appreciation Rights, Performance Stock Awards, Performance Unit Awards, Unrestricted Stock Awards, Distribution Equivalent Rights or any combination of the foregoing.

The initial aggregate number of Shares that were issuable under the Plan was 2,000,000 Shares. Provisions under the Plan allow for the aggregate number of Shares reserved for Awards under the Plan (other than Incentive Stock Options) to automatically increase on January 1 of each year, for a period of not more than 10 years, commencing on January 1 of the year following the year after the date the Plan became effective in an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, provided that the Compensation Committee of the board of directors (the “Compensation Committee”) may determine prior to the first day of the applicable fiscal year to lower the amount of such annual increase.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

The Company grants RSUs with service conditions, PSUs with performance and market conditions and unrestricted stock awards. RSUs granted with service conditions generally vest over 4 years. Performance conditions are based on key performance indicators, and market conditions include an index to the market value of the stock price of the Company. The fair value of the RSUs and PSUs granted is determined using the fair market value of the Company’s common stock on the date of grant, as set forth in the applicable Plan document.

The following table summarizes activity of RSUs and PSUs issued under the Plan during the year ended January 1, 2024:

	Service Condition		Performance Condition		Market Condition
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 2, 2023	162,000	$14.65	1,051,100	$12.62	232,500	$5.34
Granted	330,960	1.30	496,000	1.19	—	—
Vested	(358,595)	5.25	(283,487)	13.66	(52,500)	$6.40
Forfeited	(84,365)	1.59	(191,063)	5.85	(140,000)	5.38
Non-vested at January 1, 2024	50,000	$15.70	1,072,550	$8.27	40,000	3.37

Service Condition RSUs

The Company grants RSUs with service conditions to certain officers and key employees. The vesting of these awards is contingent upon meeting the requisite service period. The fair value of these RSU awards granted is determined using the fair market value of the Company’s common stock on the date of grant. During the years ended January 1, 2024 and January 2, 2023, the Company recognized share-based compensation expense of approximately $1.1 million and $2.1 million, respectively, in relation to these awards.

Performance Condition PSUs

The Company grants performance-condition PSUs to certain officers and employees of the Company. The vesting of these PSU awards is contingent upon meeting one or more defined operational or financial goals.

The fair values of the PSU awards granted was determined using the fair market value of the Company’s common stock on the date of grant. Share-based compensation expense recorded for these PSU awards is reevaluated at each reporting period based on the probability of the achievement of the goal. Certain goals were achieved as of January 1, 2024 and January 2, 2023; accordingly, the Company recognized share-based compensation expense of approximately $2.9 million and $3.7 million, respectively, in relation to these awards.

Market Condition PSUs

The Company grants market-condition PSUs to certain members of senior management of the Company. The vesting of these awards is contingent upon meeting one or more defined market conditions tied to the share price of BurgerFi common stock outstanding.

The fair value of market condition awards granted was estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and is applied to the trading price of the Company’s common stock on the date of grant. In January 2022 and July 2021, the Company modified the terms related to certain market condition awards that the Compensation Committee previously approved. As a result of these modifications, the Company recorded additional share-based compensation of $0.2 million during the year ended January 2, 2023.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

The input variables are noted in the table below:

Year Ended January 2, 2023
Risk-free interest rate	0.4% - 4.1%
Expected life in years	2
Expected volatility	57.3% - 65.9%
Expected dividend yield *	—%
* The Monte Carlo method assumes a reinvestment of dividends.

Share-based compensation expense is recorded ratably for market condition PSUs during the requisite derived service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met. The Company recognized a reversal of share-based compensation expense due to forfeitures of approximately $0.1 million for the year ended January 1, 2024; for the year ended January 2, 2023, the Company recognized $0.6 million in share-based compensation expense in relation to these awards.

Unrestricted Stock Awards

On January 3, 2023, the Company issued 1,141,750 unrestricted shares to the Executive Chairman and two senior executives of the Company, as well as 38,000 unrestricted shares to the Consultant Principal (see Note 6,”Related Parties”). The Company recognized approximately $1.5 million of share based-compensation for the year ended January 1, 2024.

Restricted Stock Unit Awards - Inducement Awards

On July 10, 2023, the Company issued awards of RSUs and PSUs to the Chief Executive Officer (“CEO Awards”) and the Chief Financial Officer (“CFO Awards”) as part of an inducement to enter into employment agreements with the Company (“Inducement Awards”). The Inducement Awards are not part of the Plan.

Terms of the Inducement Awards are as follows:

•The CEO Awards are comprised of 500,000 time-based RSUs which, subject to continuous employment, vest in equal tranches of 100,000 units per year, and 500,000 PSUs, which, subject to continuous employment and the achievement of certain performance criteria, vest in equal tranches of 100,000 units per year.

•The CFO Awards are comprised of 200,000 time-based RSUs which, subject to continuous employment, vest in equal tranches of 40,000 units per year, and 200,000 PSUs, which, subject to continuous employment and the achievement of certain performance criteria, vest in equal tranches of 40,000 units per year.

	Performance Condition		Service Condition
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 2, 2023	—	$—	—	$—
Granted	700,000	$1.57	700,000	$1.57
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested at January 1, 2024	700,000	$1.57	700,000	$1.57

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

Vesting for the Inducement Awards is over a 5-year period. Share based compensation expense related to the Inducement Awards recognized during the year ended January 1, 2024 was $0.2 million; there was no share-based compensation expense recognized during the year ended January 2, 2023. As of January 1, 2024, there was approximately $1.9 million of total unrecognized compensation cost related to unvested Inducement Awards to be recognized over a weighted average period of 3.2 years.

Share-based compensation expense recognized for awards under the Plan (RSUs,PSUs and unrestricted stock awards) and the Inducement Awards during the years ended January 1, 2024 and January 2, 2023 was $5.6 million and $10.2 million, respectively. As of January 1, 2024, there was approximately $8.5 million of total unrecognized compensation cost related to unvested RSUs and PSUs under the Plan and Inducement Awards to be recognized over a weighted average period of 2.3 years.

13.     Fair Value Measurements

Fair values of financial instruments are estimated using public market prices, quotes from financial institutions, and other available information. The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.

The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of January 1, 2024 and January 2, 2023.

	Items Measured at Fair Value at January 1, 2024 - Debt Instruments
(in thousands)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Warrant liability	—	182	—
Total	$—	$182	$—

	Items Measured at Fair Value at January 2, 2023
(in thousands)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability		$195
Total	$—	$195	$—

In estimating its fair value disclosures for financial instruments, the Company uses the following methods and assumptions:
Cash and cash equivalents: The carrying amount reported in the consolidated balance sheets for these items approximates fair value due to their liquid nature.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

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
Short-term borrowings: The fair value of the Company’s short-term borrowings under the Credit Agreement approximates between $20 million to $40 million and its carrying value was $53.3 million as of January 1, 2024. The fair value is estimated using Level 3 inputs based on quoted prices for those or similar instruments. The Company has been actively engaged in discussions with its lenders to explore potential solutions regarding the default event and its resolution. The fair value of the short-term borrowings are highly sensitive to the results of any such negotiations and may differ significantly from the fair value amount disclosed. Refer to Note 9, “Debt,” for further discussion.

Warrant liability: The fair value of the Company warrant liability is measured at fair value on a recurring basis, classified as Level 2 in the fair value hierarchy. The fair values of the Other Warrants are determined using the publicly-traded price of the Company’s common stock on the valuation dates of $0.86 on December 29, 2023, the last trading day before January 1, 2024 and $1.26 on December 30, 2022, the last trading day before January 2, 2023. The fair value is calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including the expected term, expected volatility, risk-free interest rate, dividend rate and service period. The calculated warrant price for private warrants was $0.05 and $0.05 on January 1, 2024 and January 2, 2023, respectively. The input variables for the Black-Scholes are noted in the table below:

	January 1, 2024	January 2, 2023
Risk-free interest rate	4.25%	4.14%
Expected life in years	2.0	3.0
Expected volatility	98.0%	68.0%
Expected dividend yield	0%	0%

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

14.      Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer is the CODM. The Company has two operating and reportable segments: BurgerFi and Anthony’s.

BurgerFi. BurgerFi is a fast-casual “better burger” concept with franchised and corporate-owned restaurants as offering burgers, hot dogs, crispy chicken, frozen custard, hand-cut fries, shakes, beer, wine and more.

Anthony’s. Anthony’s is a pizza and wing brand concept centered around a coal fired oven, and its menu offers “well-done” pizza, coal fired chicken wings, homemade meatballs, and a variety of handcrafted sandwiches and salads.

The CODM measures segment income based on Adjusted EBITDA and believes that the adjusted measure provides a baseline for analyzing business trends. The Company defines Adjusted EBITDA as net loss before goodwill impairment, asset impairment, employee retention credits, share-based compensation expense, depreciation and amortization expense, interest expense (which includes accretion on the value of preferred stock and interest accretion (on the related party note), restructuring costs, merger, acquisition and integration costs, legal settlements, store closure costs, gain on change in value of warrant liability, pre-opening costs, (gain) loss on sale of assets and income tax expense (benefit).

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

External sales are derived principally from food and beverage sales, royalty and franchise revenue.

The Company does not rely on any major customers as a source of sales, and the customers and long-lived assets of our segments are predominantly in the U.S. There were no material transactions among the Company’s segments.

The following table presents segment revenue and a reconciliation of adjusted EBITDA to net loss by segment:

	Consolidated		Anthony’s		BurgerFi
(in thousands)	January 1, 2024	January 2, 2023	January 1, 2024	January 2, 2023	January 1, 2024	January 2, 2023
Revenue by Segment	$170,100	$178,720	$125,637	$128,819	$44,463	$49,901

Net Loss	$(30,708)	$(103,432)	$(3,132)	(53,057)	$(27,576)	(50,375)
Goodwill impairment	—	66,569	—	49,064	—	17,505
Asset impairment charges	4,524	6,946	1,240	256	3,284	6,690
Employee retention credits	—	(2,626)	—	—	—	(2,626)
Share-based compensation expense	5,612	10,239	188	—	5,424	10,239
Depreciation and amortization expense	13,154	17,138	4,544	7,567	8,610	9,571
Interest expense	8,828	8,659	4,766	4,816	4,062	3,843
Restructuring costs	2,657	1,459	1,068	763	1,589	696
Merger, acquisition and integration costs	818	2,787	127	154	691	2,633
Legal settlements	564	1,623	99	35	465	1,588
Store closure costs	587	1,949	303	16	284	1,933
(Gain) on change in value of warrant liability	(13)	(2,511)	—	—	(13)	(2,511)
Pre-opening costs	203	474	—	—	203	474
(Gain) loss on sale of assets	(93)	(15)	(94)	19	1	(34)
Income tax (benefit) expense	(65)	(95)	(61)	(335)	(4)	240
Adjusted EBITDA	$6,068	$9,164	$9,048	$9,298	$(2,980)	$(134)

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes information for the Company’s capital expenditures, long lived assets (including property and equipment, net and operating lease right-of-use assets), and total assets by segment as of and for the years ended January 1, 2024 and January 2, 2023:

(in thousands)	January 1, 2024	January 2, 2023
Capital Expenditures:
BurgerFi	$1,573	$1,428
Anthony’s	930	$1,089
Total	$2,503	$2,517

Long-lived assets:
BurgerFi	$19,184	$20,093
Anthony’s	42,989	$45,019
Total	$62,173	$65,112

Total Assets:
BurgerFi	$120,792	$136,810
Anthony’s	137,684	$139,970
Total	$258,476	$276,780

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements

15.     Subsequent Events

In addition to the transactions and events disclosed throughout the financial statements, below are additional events that occurred subsequent to January 1, 2024.

On January 23, 2024, the Company received a notice (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that the Company is not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rules 5450(a)(1) (the “Bid Price Rule”) for continued listing. The Bid Price Rule requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Notice has no immediate effect on the listing of the Company’s common stock or warrants on the Nasdaq Global Market.

In accordance with the Compliance Period Rule, the Company has 180 calendar days to regain compliance. If at any time before the end of this 180-day period, or through July 22, 2024, the closing bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to the Staff’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H), the Staff will provide written notification that the Company has achieved compliance with the Bid Price Rule. If the Company does not regain compliance during this 180-day period, it may be eligible for additional time to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii) by transferring to the Nasdaq Capital Market.

The Company intends to continue to monitor the closing bid price of its common stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by the Staff, the Staff will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will be successful in maintaining the listing of its common stock on the Nasdaq Global Market, or, if transferred, on the Nasdaq Capital Market.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 1, 2024.

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

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of January 1, 2024.

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

Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended January 1, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

On March 27, 2024, the Board determined that the Company’s 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”) will be held virtually by means of remote communication on or about June 6, 2024, or as otherwise set forth in the Company’s notice and proxy statement for the 2024 Annual Meeting. Stockholders of record at the close of business on April 9, 2024 will be entitled to notice of, and to vote at, the 2024 Annual Meeting.

Because the date of the 2024 Annual Meeting has changed by more than thirty (30) days from the date of the Company’s 2023 annual meeting of stockholders (the “2023 Annual Meeting”), the Company is including this disclosure to provide the due date for the submission of any qualified stockholder proposals or qualified stockholder director nominations.

As the 2024 Annual Meeting is scheduled to be held before the 1-year anniversary of the 2023 Annual Meeting, and the date of 2024 Annual Meeting was set after the deadline (February 2, 2024) had already passed for the receipt of proposals to be included in the 2024 Annual Meeting proxy statement pursuant to Rule 14a-8, the Company has determined that it is reasonable to not change the original deadline for the receipt of proposals to be included in the 2024 Annual Meeting proxy statement.

In accordance with the Company’s second amended and restated bylaws (the “Bylaws”), any stockholder who intends to submit a proposal to be considered at the 2024 Annual Meeting, including nominations of persons for election to our Board and other business, but not intended to be included in the Company’s proxy statement for the 2024 Annual Meeting, and other than in accordance with Rule 14a-8, must ensure that such proposal or nomination is delivered to or mailed and received at the principal executive offices of the Company no later than the close of business on April 22, 2024, the first business day following the tenth day following the date of this public announcement of the date of the 2024 Annual Meeting.

Stockholder proposals must comply with all applicable requirements set forth in the rules and regulations of the Securities and Exchange Commission, Delaware law and the Company’s Bylaws. Any proposal submitted after the above deadlines will be considered untimely and not properly brought before the 2024 Annual Meeting.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2024 Annual Meeting of Stockholders to be filed no later than 120 days after January 1, 2024. We refer to this proxy statement as the “BFI Definitive Proxy Statement.”

Item 11. Executive Compensation.

The information required by this item will be contained in the BFI Definitive Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item, will be contained in the BFI Definitive Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the BFI Definitive Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Miami, FL, Auditor Firm ID: 185.

The information required by this item will be contained in the BFI Definitive Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and, Financial Statement Schedules.

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

2.4
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

10.4+
Voting Agreement among BurgerFi International Inc., the John Rosatti Revocable Trust U/A/D 08/27/2001 and John Rosatti, dated March 15, 2023 (Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed by the registrant on March 16, 2023)

10.5 +	2020 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

10.6	Standstill Letter (Incorporated by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed by the registrant on December 23, 2020)

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

10.11+
Amended Independent Contractor Agreement between BurgerFi International, Inc. and The Ivy Companies, Inc., dated September 1, 2022 (Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant on November 16, 2022)

10.12+	Employment Agreement between the Company and Michael Rabinovitch (Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed by the registrant on March 3, 2021)

10.13+
Amended Employment Agreement between Michael Rabinovitch and BurgerFi International, Inc., dated March 4, 2022 (Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed by the registrant on March 10, 2022)

10.14+
Second Amended Employment Agreement between Michael Rabinovitch and the Company, dated January 3, 2023 (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on January 6, 2023)

10.15
Escrow Agreement between the Company, Continental Stock Transfer & Trust Company, and the initial stockholders (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2018)

10.16+
Restricted Stock Unit Award Agreement between Ophir Sternberg and the Company, dated July 13, 2021 (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on July 16, 2021)

10.17+
Benchmark Restricted Stock Unit Award Agreement between Ophir Sternberg and the Company, dated July 13, 2021 (Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on July 16, 2021)

10.18+
Unrestricted Stock Award Agreement between Ophir Sternberg and the Company, dated January 3, 2022 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 6, 2022)

10.19+
Unrestricted Stock Award Agreement between Ophir Sternberg and BurgerFi International Inc., dated January 3, 2023 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 6, 2023)

10.20+
Form of Independent Director Restricted Stock Unit Award Agreement with the Company (Incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed by the registrant on July 16, 2021)

10.21+
Form of Independent Director Unrestricted Stock Award Agreement, dated December 21, 2021 (Incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant on May 16, 2022)

10.22+
Form of Amendment to the Non-Qualified Stock Option Agreement pursuant to the Hot Air, Inc. Amended and Restated 2016 Stock Option Plan (Incorporated by reference to Exhibit 4.6 to the Company’s registration statement on Form S-8 filed by the Company on November 3, 2021)

10.23+
Form of Amendment to the Non-Qualified Stock Option Agreement pursuant to the Hot Air, Inc. Amended and Restated 2016 Stock Option Plan (Incorporated by reference to Exhibit 4.6 to the Company’s registration statement on Form S-8 filed by the Company on November 3, 2021)

10.24
Share Escrow Agreement, dated November 3, 2021, by and among the Company, Cardboard Box LLC and the Escrow Agent (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on November 5, 2021)

10.25
Registration Rights and Lock-Up Agreement, dated November 3, 2021, by and between Cardboard Box LLC and the Company (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on November 5, 2021)

10.26
Restrictive Covenants Agreement, dated November 3, 2021, by and among Catterton Partners VII, L.P., Catterton Partners VII Offshore, L.P. and Catterton Partners VII Special Purposes, L.P., on the one hand, and the Company, on the other hand (Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on November 5, 2021)

10.27
Tenth Amendment to Credit Agreement and Joinder, dated November 3, 2021, by and among the Company, the Company’s subsidiaries, Plastic Tripod, Inc., the subsidiary guarantors party thereto, Regions Bank, as administrative agent for the lenders, collateral agent for the lenders, a lender, swingline lender and issuance bank, Cadence Bank, as a lender, Webster Bank, National Association, as a lender, Synovus Bank, as a lender, CP7 Warming Bag, LP as a lender and the other lenders party from time to time thereto (Incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on November 5, 2021)

10.28
Eleventh Amendment to Credit Agreement, dated November 23, 2021, by and among the Company, the Company’s subsidiaries, Plastic Tripod, Inc., the subsidiary guarantors party thereto, Regions Bank, as administrative agent for the lenders, collateral agent for the lenders, a lender, swingline lender and issuance bank, Cadence Bank, as a lender, Webster Bank, National Association, as a lender, Synovus Bank, as a lender, CP7 Warming Bag, LP as a lender and the other lenders party from time to time thereto (Incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K filed by the registrant on April 14, 2022)

10.29
Twelfth Amendment to Credit Agreement, dated March 9, 2022, by and among the Company, the Company’s subsidiaries, Plastic Tripod, Inc., the subsidiary guarantors party thereto, Regions Bank, as administrative agent for the lenders, collateral agent for the lenders, a lender, swingline lender and issuance bank, Cadence Bank, as a lender, Webster Bank, National Association, as a lender, Synovus Bank, as a lender, and the other lenders party from time to time thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on March 10, 2022)

10.30
Thirteenth Amendment to Credit Agreement, dated December 7, 2022, by and among the Company, the Company’s subsidiaries, Plastic Tripod, Inc., the subsidiary guarantors party thereto, Regions Bank, as administrative agent for the lenders, collateral agent for the lenders, a lender, swingline lender and issuance bank, Cadence Bank, as a lender, Webster Bank, National Association, as a lender, Synovus Bank, as a lender, and the other lenders party from time to time thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on December 9, 2022)

10.31
Fourteenth Amendment to Credit Agreement, dated February 1, 2023, by and among the Company, the Company’s subsidiaries, Plastic Tripod, Inc., the subsidiary guarantors party thereto, Regions Bank, as administrative agent for the lenders, collateral agent for the lenders, a lender, swingline lender and issuance bank, Cadence Bank, as a lender, Webster Bank, National Association, as a lender, Synovus Bank, as a lender, and the other lenders party from time to time thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on February 2, 2023)

10.32
Fifteenth Amendment to Credit Agreement, dated February 24, 2023, by and among the Company, the Company’s subsidiaries, Plastic Tripod, Inc., the subsidiary guarantors party thereto, Regions Bank, as administrative agent for the lenders, collateral agent for the lenders, a lender, swingline lender and issuance bank, Cadence Bank, as a lender, Webster Bank, National Association, as a lender, Synovus Bank, as a lender, and the other lenders party from time to time thereto (Incorporated by reference to Exhibit 10.44 to the registrant’s Annual Report on Form 10-K filed by the registrant on April 3, 2023)

10.33
Sixteenth Amendment to Credit Agreement, dated July 7, 2023, by and among the Company, the Company’s subsidiaries, Plastic Tripod, Inc., the subsidiary guarantors party thereto, Regions Bank, as administrative agent for the lenders, collateral agent for the lenders, a lender, swingline lender and issuance bank, Cadence Bank, as a lender, Webster Bank, National Association, as a lender, Synovus Bank, as a lender, and the other lenders party from time to time thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on July 7, 2023)

10.34
Secured Promissory Note, dated February 24, 2023, by Company and Plastic Tripod, Inc.in favor of CP7 Warming Bag, L.P. (Incorporated by reference to Exhibit 10.45 to the registrant’s Annual Report on Form 10-K filed by the registrant on April 3, 2023)

10.35
Guaranty and Security Agreement, dated February 24, 2023, by and among the Company, Hot Air, Inc., ACFP Management, Inc., Anthony’s Pizza Holding Company, LLC, the subsidiary guarantors party thereto, and CP7 Warming Bag, L.P., as lender. (Incorporated by reference to Exhibit 10.46 to the registrant’s Annual Report on Form 10-K filed by the registrant on April 3, 2023)

10.36
Intercreditor and Subordination Agreement, dated February 24, 2023, by and between Regions Bank, as administrative agent and collateral agent for the senior creditors,,and CP7 Warming Bag, LP. (Incorporated by reference to Exhibit 10.47 to the registrant’s Annual Report on Form 10-K filed by the registrant on April 3, 2023)

10.37+
Consulting Agreement, dated May 8, 2023, by and between the Company and Ian Baines (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on May 8, 2023)

10.38+
Amendment to the Non-Qualified Stock Option Agreement pursuant to the Hot Air, Inc. Amended and Restated 2016 Stock Option Plan, dated November 3, 2021, by and between the Company and Ian Baines (Incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed by the registrant on November 5, 2021)

10.39+	Hot Air, Inc. 2016 Amended and Restated 2016 Option Plan (Incorporated by reference to Exhibit 4.4 to the Company’s registration statement on Form S-8 filed by the Company on November 3, 2021)

10.40+
Amended and Restated Employment Agreement, effective as of May 8, 2023, by and between the Company and John Iannucci (Incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant on May 17, 2023)

10.41+
Employment Agreement, dated May 23, 2023, by and between the Company and Carl Bachmann (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on May 30, 2023)

10.42+
Employment Agreement, dated June 8, 2023, by and between the Company and Chris Jones (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on June 13, 2023)

10.43+
Restricted Stock Unit Award Agreement dated July 10, 2023 by and between the Company and Carl Bachmann (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A filed by the registrant on July 14, 2023)

10.44+
Restricted Stock Unit Award Agreement dated July 10, 2023 by and between the Company and Carl Bachmann (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A filed by the registrant on July 14, 2023)

10.45+
Restricted Stock Award Agreement dated July 10, 2023 by and between the Company and Carl Bachmann (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K/A filed by the registrant on July 14, 2023)

10.46+
Restricted Stock Unit Award Agreement dated July 10, 2023 by and between the Company and Christopher Jones (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A filed by the registrant on July 14, 2023)

10.47+
Restricted Stock Unit Award Agreement dated July 10, 2023 by and between the Company and Christopher Jones (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A filed by the registrant on July 14, 2023)

10.48+
Stock Purchase Agreement dated June 1, 2023 by and among between CG2 Capital LLC and the Company (Incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant on August 17, 2023)

21.1*	Subsidiaries of Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	BurgerFi International, Inc. Policy Regarding the Mandatory Recovery of Compensation Effective November 15, 2023

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on form 10-K for the year ended January 1, 2024 has been formatted in Inline XBRL.
___________________________
*    Filed herewith.
**    Furnished.
+    Indicates a management contract or a compensatory plan or agreement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 10, 2024

BurgerFi International, Inc.

By:	/s/ Carl Bachmann
Carl Bachmann
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Carl Bachmann Carl Bachmann	Chief Executive Officer (Principal Executive Officer)	April 10, 2024
/s/ Christopher Jones Christopher Jones	Chief Financial Officer (Principal Accounting and Financial Officer)	April 10, 2024

/s/ Ophir Sternberg Ophir Sternberg	Executive Chairman of the Board of Directors	April 10, 2024

/s/ Vivian Lopez-Blanco Vivian Lopez-Blanco	Director	April 10, 2024

/s/ Gregory Mann Gregory Mann	Director	April 10, 2024

/s/ Allison Greenfield Allison Greenfield	Director	April 10, 2024

/s/ Andrew Taub Andrew Taub	Director	April 10, 2024

/s/ David Heidecorn David Heidecorn	Director	April 10, 2024