Form 10-Q
period 2024-04-01
BurgerFi International, Inc.
filed 2024-05-16
CIK 1723580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of May 10, 2024 was 27,403,547

i

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this Quarterly Report on Form 10-Q, including without limitation, the following sections: Part 1, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended January 1, 2024 and this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A of such reports and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
ii

Part I. Financial Information.

Item 1. Financial Statements.
BurgerFi International Inc., and Subsidiaries
Consolidated Balance Sheets

	Unaudited
(in thousands, except for per share data)	April 1, 2024	January 1, 2024
Assets
Current Assets
Cash and cash equivalents	$4,147	$7,556
Accounts receivable, net	1,355	1,368
Inventory	1,305	1,190
Assets held for sale	732	732
Prepaid expenses and other current assets	2,420	1,654
Total Current Assets	$9,959	$12,500
Property & Equipment, net	16,586	16,121
Operating right-of-use assets, net	44,260	46,052
Goodwill	31,621	31,621
Intangible assets, net	148,791	150,856
Other assets	1,391	1,326
Total Assets	$252,608	$258,476
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable - trade and other	$5,128	$7,093
Accrued expenses	11,226	8,537
Short-term operating lease liability	10,229	10,111
Other current liabilities	2,951	4,117
Short-term borrowings, including finance leases	53,064	52,834
Total Current Liabilities	$82,598	$82,692
Non-Current Liabilities
Long term borrowings, including finance leases	2,223	1,718
Redeemable preferred stock, $0.0001 par value, 10,000,000 shares authorized, 2,120,000 shares issued and outstanding, as of April 1, 2024 and January 1, 2024, $53 million principal redemption value	56,734	55,629
Long-term operating lease liability	42,555	44,631
Related party note payable	14,526	14,488
Warrant liability	38	182
Other non-current liabilities	694	740
Deferred income taxes	1,146	1,146
Total Liabilities	200,514	201,226
Commitments and Contingencies - Note 8
Stockholders' Equity
Common stock, $0.0001 par value, 100,000,000 shares authorized, 27,042,213 and 26,832,691 shares issued and outstanding as of April 1, 2024 and January 1, 2024, respectively	2	2
Additional paid-in capital	315,989	315,107
Accumulated deficit	(264,397)	(257,859)
Total Stockholder's Equity Attributable to BurgerFi	51,594	57,250
Non-controlling interests in subsidiaries	500	—
Total Stockholders' Equity	52,094	57,250
Total Liabilities and Stockholders' Equity	$252,608	$258,476

See accompanying notes to consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended
(in thousands, except for per share data)	April 1, 2024	April 3, 2023
Revenue
Restaurant Sales	$40,885	$43,316
Royalty and other fees	1,558	1,969
Royalty - brand development and co-op	436	441
Total Revenue	42,879	45,726
Restaurant level operating expenses:
Food, beverage and paper costs	10,977	11,611
Labor and related expenses	13,912	13,216
Other operating expenses	7,128	7,456
Occupancy and related expenses	3,890	3,834
General and administrative expenses	5,309	6,573
Depreciation and amortization expense	3,044	3,227
Share-based compensation expense	954	4,674
Brand development, co-op and advertising expense	1,252	1,096
Lease termination recovery	(56)	—
Store closure costs	435	121
Restructuring costs	79	918
Pre-opening costs	163	—
Operating Loss	(4,208)	(7,000)
Other income, net	3	—
Gain (loss) on change in fair value of warrant liability	144	(73)
Interest expense, net	(2,477)	(2,078)
Loss before income taxes	(6,538)	(9,151)
Income tax provision	—	—
Net Loss	(6,538)	(9,151)
Net Loss attributable to non-controlling interest in subsidiaries	—	—
Net Loss attributable to BurgerFi	$(6,538)	$(9,151)

Weighted average common shares outstanding:
Basic and Diluted	27,021,716	23,568,032

Net loss per common share:
Basic and Diluted	$(0.24)	$(0.39)

See accompanying notes to consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity Attributable to BurgerFi	Non-controlling interests	Total Stockholders’ Equity
(in thousands, except for share data)	Shares	Amount
Balance at January 2, 2023	22,257,772	$2	$306,096	$(227,151)	$78,947	$—	$78,947
Share-based compensation	—	—	4,674		4,674	—	4,674
Vested shares issued	1,639,174	—	—	—	—	—	—
Shares issued in legal settlement	200,000		351		351	—	351
Shares withheld for taxes	(273,841)	—	(353)	—	(353)	—	(353)
Net loss	—	—	—	(9,151)	(9,151)	—	(9,151)
Balance at April 3, 2023	23,823,105	$2	$310,768	$(236,302)	$74,468	$—	$74,468

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity Attributable to BurgerFi	Non-controlling interests	Total Stockholders’ Equity
(in thousands, except for share data)	Shares	Amount
Balance at January 1, 2024	26,832,691	$2	$315,107	$(257,859)	$57,250	$—	$57,250
Issuance of shares in subsidiary	—	—	—		—	500	500
Share-based compensation	—	—	954	—	954	—	954
Vested shares issued	209,522	—	—	—	—	—	—
Shares withheld for taxes	—	—	(72)	—	(72)	—	(72)
Net loss	—	—	—	(6,538)	(6,538)	—	(6,538)
Balance at April 1, 2024	27,042,213	$2	$315,989	$(264,397)	$51,594	$500	$52,094

See accompanying notes to consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended
(in thousands)	April 1, 2024	April 3, 2023
Cash Flows Used In (Provided By) Operating Activities
Net loss	$(6,538)	$(9,151)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Lease termination recovery	(56)	—
Depreciation and amortization	3,044	3,227
Share-based compensation	954	4,674
Gain on legal settlement	—	131
Gift card and loyalty program breakage	(425)	(201)
Forfeited franchise deposits	(56)	(41)
Non-cash lease cost	(163)	123
(Gain) loss on change in value of warrant liability	(144)	73
Other non-cash interest	1,283	1,167
Other, net	—	20
Changes in operating assets and liabilities
Accounts receivable	13	(34)
Inventory	(115)	(108)
Prepaid expenses and other assets	(831)	(180)
Accounts payable - trade and other	(1,839)	426
Accrued expenses and other current liabilities	1,947	(2,176)
Other long-term liabilities	10	89
Cash Flows Used in Operating Activities	$(2,916)	$(1,961)
Net Cash Flows Used In Investing Activities
Purchases of property and equipment	(837)	(802)
Other investing activities	3	—
Net Cash Flows Used In Investing Activities	$(834)	$(802)
Net Cash Flows Provided By (Used In) Financing Activities
Contributions from non-controlling interests in subsidiaries	500	—
Payments on borrowings	(21)	(4,836)
Proceeds from related party note payable	—	5,100
Tax payments for restricted stock upon vesting	(72)	(353)
Repayments of finance leases	(66)	(39)
Net Cash Flows Provided By (Used in) Financing Activities	$341	$(128)
Net Decrease in Cash and Cash Equivalents	(3,409)	(2,891)
Cash and Cash Equivalents, beginning of period	7,556	11,917
Cash and Cash Equivalents, end of period	$4,147	$9,026

Supplemental cash flow disclosures:
Cash paid for interest	$1,296	$1,562
Fair value of net liabilities assumed in legal settlement	$—	$(79)
Fair value of common stock issued in legal settlement	$—	$(351)
ROU assets obtained in the exchange for lease liabilities:
Finance leases	$738	$—
Operating leases	$—	$1,433

See accompanying notes to consolidated financial statements.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.    Organization

BurgerFi International, Inc. and its wholly owned subsidiaries (“BurgerFi,” or the “Company,” also “we,” “us,” and “our”), is a multi-brand restaurant company that develops, markets and acquires fast-casual and premium-casual dining restaurant concepts around the world, including corporate-owned stores and franchises located in the United States, Puerto Rico and Saudi Arabia. As of April 1, 2024, the Company had 162 franchised and corporate-owned restaurants of the two following brands:

BurgerFi. BurgerFi is a fast-casual “better burger” concept with 102 franchised and corporate-owned restaurants as of April 1, 2024, offering burgers, hot dogs, crispy chicken, hand-cut fries, frozen custard and shakes, beer, wine and more.

Anthony’s. Anthony’s is a pizza and wing brand that operated 60 restaurants including 59 corporate-owned and one franchise location co-branded with BurgerFi as of April 1, 2024. The concept is centered around a coal-fired oven, and its menu offers “well-done” pizza, coal-fired chicken wings, homemade meatballs, and a variety of handcrafted sandwiches and salads.

Corporate-owned stores and Franchised stores

Store activity for the quarter ended April 1, 2024 and the year ended January 1, 2024 is as follows:

	April 1, 2024			January 1, 2024
	Corporate-owned	Franchised	Total	Corporate-owned	Franchised	Total
Total BurgerFi and Anthony's	86	76	162	87	81	168

BurgerFi stores, beginning of the period	28	80	108	25	89	114
BurgerFi stores opened	1	1	2	—	8	8
BurgerFi stores acquired / (transferred)	—	—	—	4	(4)	—
BurgerFi stores closed	(2)	(6)	(8)	(1)	(13)	(14)
BurgerFi total stores, end of the period	27	75	102	28	80	108

Anthony's stores, beginning of period	59	1	60	60	—	60
Anthony's stores opened	—	—	—	—	1	1
Anthony's stores closed	—	—	—	(1)	—	(1)
Anthony's total stores, end of the period	59	1	60	59	1	60

End of period store totals included one international store at April 1, 2024 and at January 1, 2024, respectively.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as discussed below and elsewhere through this Quarterly Report on Form 10-Q, substantial doubt about the Company’s ability to continue as a going concern existed as of April 1, 2024 as a result of non-compliance of the Company’s liquidity covenant within the Company’s Credit Agreement. Please see Part I, Item 2. Management’s Discussion and Analysis of Financial

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Condition and Results of Operations, as well as Risk Factors in the Company’s Annual Report on Form 10-K for the year ended January 1, 2024 (the “2023 Form 10-K”) and this Quarterly Report on Form 10-Q, for further information.

The Company’s credit agreement (“Credit Agreement”) with a syndicate of banks has Term Loan and Revolving line of credit financing of approximately $51.3 million and $2.0 million, respectively, outstanding as of April 1, 2024, and expires on September 30, 2025. The Credit Agreement contains various covenants, including requirements for the Company to meet certain trailing twelve-month quarterly financial ratios and a minimum liquidity threshold. As of April 1, 2024, the Company was not in compliance with the minimum liquidity requirement of the Credit Agreement, which constitutes a breach of the Credit Agreement and an event of default. Accordingly, the outstanding balance of the Credit Agreement is included in short-term borrowings together with the short term portion of other notes payable an~~d~~ outstanding balances under its finance leases on the accompanying consolidated balance sheets.

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

From April 15, 2024 to April 17, 2024, the Company received notices from the syndicate of commercial bank lenders under the Credit Agreement that each lender’s respective (i) rights and obligations as a lender under the Credit Agreement and any other document or instruments delivered pursuant thereto to the extent related to the amount and percentage interest of the loans and commitments under the Credit Agreement held by such lender and (ii) to the extent permitted by applicable law, all claims, suits, causes of action and any other right of such lender against any person, whether known or unknown, arising under or in connection with the Credit Agreement, any other documents or instruments delivered pursuant thereto or the loan transactions governed thereby or in any way based on or related to any of the foregoing rights and obligations under the Credit Agreement were assigned to TREW Capital Management Private Credit 2 LLC (“TREW”). The foregoing assignments represented 100% of the amount of revolving loan commitments under the Credit Agreement and 100% of the amount of term loan under the Credit Agreement. The Company has initiated discussions with TREW with respect to potential solutions regarding the event of default described above. See Note 10, “Debt,” for additional disclosure surrounding the amended Credit Agreement.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying condensed consolidated balance sheet as of January 1, 2024 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended January 1, 2024 contained in the 2023 Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation have been included in the condensed consolidated financial statements.

We are required to evaluate events occurring after April 1, 2024 for recognition and disclosure in the unaudited consolidated financial statements for the quarter ended April 1, 2024. Events are evaluated based on whether they represent information existing as of April 1, 2024, which require recognition, or new events occurring after April 1, 2024 which do not require recognition but require disclosure if the event is significant. We evaluated events occurring subsequent to April 1, 2024 through the date of issuance of these unaudited consolidated financial statements.

The Company reports on a 52-53-week fiscal year ending on the Monday nearest to December 31 of each year. Our first fiscal quarter of 2024 ended on April 1, 2024. Our current fiscal year will end on December 30, 2024.

Principles of Consolidation

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Prepaid expenses

The Company routinely issues prepayments to landlords, insurers and vendors in the ordinary course of business. As of April 1, 2024 and January 1, 2024, the Company had $2.2 million and $1.3 million, respectively of prepayments included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Assets Held for Sale

In February 2020, the Company entered into an asset purchase agreement with an unrelated third party for the sale of substantially all of the assets used in connection with the operation of BF Dania Beach, LLC. The closing of this transaction has been delayed due to additional on-going negotiations. In the event the transaction is terminated, the Company will begin operating this BurgerFi restaurant, and return the deposit of $0.9 million included in other current liabilities to the unrelated third-party purchaser. Assets used in the operations of BF Dania Beach, LLC totaling $0.7 million have been classified as held for sale in the accompanying consolidated balance sheets as of April 1, 2024 and January 1, 2024. On April 28, 2024, the parties executed a settlement term sheet to continue the trial related to this matter. The parties are drafting a formal settlement agreement for Court ratification. Refer to Note 8, “Commitments and Contingencies,” for further discussion.

Other Current Liabilities

The Company incurs liabilities associated with the sale of gift cards and gift certificates. As of April 1, 2024 and January 1, 2024, the Company had $1.2 million and $2.2 million, respectively of gift card and gift certificate liabilities included in other current liabilities on the accompanying consolidated balance sheets. The decrease in gift card liabilities at April 1, 2024 compared to January 1, 2024 relates to the expiration of the Company’s Holiday Gift Card Program.

The Company incurs liabilities resulting from its customer loyalty program. As of April 1, 2024 and January 1, 2024, the Company had $0.8 million and $1.0 million, respectively of liabilities for its loyalty program in the accompanying consolidated balance sheets.

Restructuring Costs

Restructuring costs for the periods shown consist of the following:

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Quarter Ended
(in thousands)	April 1, 2024	April 3, 2023
Expenses related to financing	$73	$891
Severance and onboarding costs associated with change in CEO and CFO	6	27
Total	$79	$918

3.    Property & Equipment

Property and equipment consisted of the following:

(in thousands)	April 1, 2024	January 1, 2024
Leasehold improvements	$18,373	$17,579
Kitchen equipment and other equipment	8,928	8,708
Computers and office equipment	1,586	1,536
Furniture and fixtures	2,868	2,828
Vehicles	9	8
	31,764	30,659
Less: Accumulated depreciation and amortization	(15,178)	(14,538)
Property and equipment – net	$16,586	$16,121

Depreciation and amortization expense on property and equipment totaled $1.0 million and $1.1 million for the quarters ended April 1, 2024 and April 3, 2023, respectively.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

4.    Goodwill and Intangible Assets, Net

The following is a summary of the components of intangible assets and the related amortization expense and impairment charges:

	April 1, 2024
(in thousands)	Weighted Average Remaining Useful Life (years)	Amount	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Franchise agreements	3.7	$24,839	$(11,680)	$—	13,159
BurgerFi trade names / trademarks	26.7	83,033	(9,111)	—	73,922
Anthony's trade names / trademarks	27.6	60,690	(4,889)	—	55,801
Other intangibles	6.7	9,018	(1,221)	(7,706)	91
Subtotal		177,580	(26,901)	(7,706)	142,973
Liquor licenses		5,930	—	(113)	5,818
Total intangible assets, net		$183,510	$(26,901)	$(7,818)	$148,791

	January 1, 2024
(in thousands)	Weighted Average Remaining Useful Life (years)	Amount	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Franchise agreements	4.0	$24,839	$(10,793)	$—	14,046
BurgerFi trade names / trademarks	27.0	83,033	(8,419)	—	74,614
Anthony's trade names / trademarks	27.8	60,690	(4,383)	—	56,307
Other intangibles	7.0	9,018	(1,241)	(7,706)	71
Subtotal		177,580	(24,836)	(7,706)	145,038
Liquor licenses		5,930	—	(113)	5,818
Total intangible assets, net		$183,510	$(24,836)	$(7,818)	$150,856

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(in thousands)	Anthony’s Segment	BurgerFi Segment	Total
Balance as of January 2, 2023
Goodwill	$80,684	123,981	$204,665
Accumulated impairment losses	(49,064)	(123,981)	(173,045)
Goodwill, net as of January 1, 2024	$31,621	$—	$31,621

Goodwill	$80,684	$123,981	$204,665
Accumulated impairment losses	(49,064)	$(123,981)	(173,045)
Goodwill, net as of April 1, 2024	$31,621	$—	$31,621

Intangible asset amortization expense totaled $2.1 million and $2.1 million for the quarters ended April 1, 2024 and April 3, 2023, respectively.

5.    Contract Liabilities

A roll forward of contract liabilities is as follows:

	Quarter Ended
(in thousands)	April 1, 2024	April 3, 2023
Balance, beginning of period	$745	$1,092
Initial/Transfer franchise fees received	—	156
Revenue recognized for stores open and transfers during period	(4)	(68)
Revenue recognized related to franchise agreement terminations	(56)	(41)
Other unearned revenue (recognized) received	—	(24)
Balance, end of period	$685	$1,115

Franchise Revenue

Revenue recognized during the periods included in royalty and other fees on our consolidated statement of operations was as follows:

	Quarter Ended
	April 1, 2024	April 3, 2023
Franchise Fees	$60	$133

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

6.     Net Loss Per Share

Net Loss per common share is computed by dividing Net Loss by the weighted average number of common shares outstanding for the period. The Company has considered the effect of (1) warrants outstanding to purchase 15,063,800 shares of common stock, (2) 2,423,069 shares of restricted stock units outstanding in the calculation of net loss per common share, and (3) the impact of any dividends associated with our redeemable preferred stock. As the effect of these on the computation of net loss per common share would have been anti-dilutive, they were excluded from the weighted average number of common shares outstanding.

Basic and diluted net loss per common share is calculated as follows:

(in thousands, except for per share data)	Quarter Ended
Numerator:	April 1, 2024	April 3, 2023
Net loss available to common stockholders - diluted	$(6,538)	$(9,151)

Denominator:
Basic and diluted weighted-average shares outstanding	27,021,716	23,568,032

Basic and diluted net loss per common share	$(0.24)	$(0.39)

For the quarter ended April 1, 2024 and April 3, 2023, there were no dilutive warrants.

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

Pursuant to a lease amendment entered into in February 2022, the Company leases building space for its corporate office from an entity controlled by the Company's Executive Chairman of the Board. This lease has a 10-year term with an option to renew. Rent expense was approximately $0.2 million for each of the quarters ended April 1, 2024 and April 3, 2023,

On June 3, 2023, the Company entered into a stock purchase agreement with an investing entity for the sale of 2,868,853 shares of Company common stock at an issuance price of $1.22 per share for total proceeds of $3.4 million. Upon the execution of this agreement, the investing entity became a holder of approximately 11% of the Company’s outstanding common stock. During the year ended January 1, 2024, the Company entered into four franchise agreements with an affiliate of this entity. The Company received royalty revenue from such franchises related to a significant stockholder totaling approximately $0.1 million for the quarter ended April 1, 2024.

8.    Commitments and Contingencies

Litigation

Lion Point Capital, L.P.(“Lion Point”) v. BurgerFi International, Inc. (Supreme Court of the State of New York County of New York, Index No. 653099/2022, filed August 26, 2022. A lawsuit filed by Lion Point against the Company, alleging that the Company failed to timely register Lion Point’s shares in violation of the registration rights agreement to which Lion Point is a party, which allegedly resulted in losses in excess of $26.0 million. In November 2022, as amended in February 2023, the Company filed its answer to the complaint. On April 13, 2023, Lion Point filed a Motion for Summary Judgment, and the Company responded with its reply on June 22, 2023. On October 12, 2023, the Court granted Lion Point’s Motion for Summary Judgment and set a status conference for November 15, 2023 to begin the damages phase of the case. At status conference on November 15, 2023, a schedule for discovery deadlines was discussed and set out by the Court. The next status conference was continued from March 13, 2024 to April 24, 2024. At the April 24, 2024 status conference a revised discovery schedule was agreed to and the case is scheduled to proceed with the discovery schedule and depositions. The Company continues to believe that all claims are meritless and plans to vigorously defend such claims. The Company is unable to determine the likelihood of a loss or range of loss, if any, which may result from the case described above, and any losses, however, may be material to the Company's financial position and results of operations.

Burger Guys of Dania Pointe, et. al. v. BFI, LLC (Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, Case No. 50-2021-CA -006501-XXXX-MB filed May 21, 2021). In response to a demand letter issued by BurgerFi to Gino Gargiulo, a former franchisee, demanding that Mr. Gargiulo pay the balance owed under an asset purchase agreement wherein BurgerFi sold the Dania Beach, Florida BurgerFi location to Mr. Gargiulo, Mr. Gargiulo filed suit against BurgerFi claiming, in addition to other matters, that no further monies are owed under the asset purchase agreement and alleges that the Company is responsible for one of Mr. Gargiulo’s failed franchises in Sunny Isles, Florida, losses he has allegedly sustained at his Dania Beach location, and reimbursement of expenses in connection with his marketing company. Mr. Gargiulo seeks damages in excess of $2.0 million in the aggregate. The parties attended mediation on January 20, 2022, which ended in an impasse. Mr. Gargiulo amended his complaint in April 2022, which, among other matters, amended the defendant parties. In October 2022, the Company filed an additional motion to dismiss the amended complaint and a motion to stay discovery. In January 2023, Mr. Gargiulo filed a third amended complaint. In March 2023, the Company filed an answer to Mr. Gargiulo’s complaint and a counterclaim against Mr. Gargiulo relating to the breach of the asset purchase agreement discussed above. On November 5, 2023, the parties attended mediation, which ended in an impasse. Depositions are ongoing and a trial was set for the 5 week docket beginning the week of April 15, 2024. On April 28, 2024, the parties executed a settlement term sheet to continue the trial. The parties are in the process of drafting a

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

formal settlement agreement for Court ratification. On May 1, 2024, a joint stipulation to stay the case for 90 days was filed with the Court to allow for completion of the settlement agreement. On May 12, 2024, the Court entered an order staying the case for 90 days.

The settlement term sheet provides for $2.0 million in payments for purchase of the two franchised locations in Aventura and Dania Pointe. Transfer of ownership to the Company is intended to occur upon the completion of the settlement payment requirements or earlier buyout. The settlement payments consist of an initial payment of $0.3 million due on August 1, 2024 and additional payments of $1.7 million in royalty relief for the Aventura and Dania Pointe locations.

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

On or about April 4, 2024, the Company received a demand letter regarding a former employee’s claims of a racially and sexually abusive, discriminatory, hostile and retaliatory work environment. The demand letter is in the early stages and the Company is currently working through the allegations.

On or about April 15, 2024, the Company was served with a lawsuit alleging wrongful termination of a store manager that is seeking damages for among other items, back pay, emotional distress and front pay. The suit is in the early stages and the Company is currently working through initial responses.

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

Purchase Commitments

From time to time, we enter into purchase commitments for certain food commodities in the normal course of business. As of April 1, 2024, we entered into approximately $5.7 million in unconditional purchase obligations over the next twelve months.

9.    Leases

The Company has entered into various lease agreements and these agreements expire on various dates through 2032 and have renewal options.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The components of lease expense for the periods shown is as follows:

		Quarter Ended
(in thousands)	Classification	April 1, 2024	April 3, 2023
Operating lease cost	Occupancy and related expenses	$3,271	$3,107
	Pre-opening costs	77	—
	Store closure costs	115	—

Lease termination recovery	Asset impairment	(56)	$—

Finance lease cost:
Amortization of right-of use assets	Depreciation and amortization expense	88	58
Interest on lease liabilities	Interest expense	45	14
Less: Sublease income	Occupancy and related expenses	(71)	(47)
Total lease cost		$3,469	$3,132

The maturity of the Company's operating and finance lease liabilities as of April 1, 2024 is as follows:

(in thousands)	Operating Leases	Finance Leases
2024	$10,394	$410
2025	13,331	533
2026	11,672	504
2027	10,033	472
2028	8,397	448
2029 and thereafter	10,125	561
Total undiscounted lease payments	63,952	2,928
Less: present value adjustment	(11,168)	(736)
Total net lease liabilities	$52,784	$2,192

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

A summary of lease terms and discount rates for finance and operating leases is as follows:

	April 1, 2024	April 3, 2023
Weighted-average remaining lease term (in years)
Operating leases	5.3	5.9
Finance leases	5.9	6.1
Weighted-average discount rate
Operating leases	7.6%	6.3%
Finance leases	10.5%	6.0%

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

10.    Debt

(in thousands)	April 1, 2024	January 1, 2024
Term loan	$51,253	$51,253
Related party note payable	15,100	15,100
Revolving line of credit	2,000	2,000
Other notes payable	680	701
Finance lease liability	2,192	1,576
Total Debt	$71,225	$70,630
Less: Unamortized debt discount related party note	(574)	(612)
Less: Unamortized debt issuance costs	(838)	(978)
Total Debt, net	69,813	69,040
Less: Short-term borrowing, including finance leases	(53,064)	(52,834)
Total Long-term borrowings, including finance leases and related party note payable	$16,749	$16,206

The Credit Agreement provides the Company with lender financing structured as a $57.8 million term loan and a $4.0 million revolving loan.

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

On July 7, 2023, the Credit Agreement was amended through the Sixteenth Amendment, which amended the definition of EBITDA for the purposes of expanding the scope of non-recurring items that may be included in the determination of Adjusted EBITDA, as well as modifications to certain covenants for leverage and fixed charge ratios.

As of April 1, 2024, the Company was not in compliance with the minimum liquidity requirement of the Credit Agreement,which constitutes a breach of the Credit Agreement and an event of default. Accordingly, the outstanding balance of the Credit Agreement is included in short-term borrowings together with the short term borrowings, including finance leases in the accompanying consolidated balance sheets.

The Company is not forecasted to have the readily available funds to repay the debt if the lenders do call the debt, which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

As discussed in Note 2 “Summary of Significant Accounting Policies”, the Company received notices from the syndicate of commercial banks under the Credit Agreement that all of the rights, obligations and claims under the Credit Agreement were assigned to TREW. The Company has initiated discussions with TREW with respect to potential solutions regarding the event of default described above.

The terms of the Credit Agreement as amended require the Company to repay the principal of the term loan in quarterly installments, and pay the outstanding balance on the revolving line of credit at maturity; however, due to event of default we classified all of the principal as payable within the next nine months as follows:

in thousands
2024	$53,253
2025	—
2026	—
2027	15,100
2028	—
Total	$68,353

The Credit Agreement, including the term loan and revolving line of credit, is secured by substantially all of the Company’s assets and incurs interest on outstanding amounts at the following rates per annum through maturity:

Time Period	Interest Rate
From January 1, 2024 through June 15, 2024	7.25%
From June 16, 2024 through maturity	7.75%

The Delayed Draw Term Loan is a non-interest bearing loan and, accordingly, was recorded at fair value as part of the Anthony’s acquisition which resulted in a debt discount of approximately $1.3 million, which is being amortized over the period of the Delayed Draw Term Loan. The Company recorded debt discount amortization of $0.1 million for each of the quarters ended April 1, 2024 and April 3, 2023, which is included within interest expense in the accompanying consolidated statements of operations.

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

The Company had $14.5 million recorded, net of unamortized discount under the Junior Indebtedness as of April 1, 2024 and January 1, 2024, respectively, included in Related party note payable in the accompanying consolidated balance sheets.

The amendments to the Credit Agreement and the Delayed Draw Term Loan were accounted for as modifications of debt in the Company’s accompanying consolidated financial statements.

For the quarter ended April 1, 2024 and April 3, 2023, interest expense consisted of:

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Quarter Ended
(in thousands)	April 1, 2024	April 3, 2023
Interest on credit agreement	$483	$1,051
Interest on related party note	689	—
Amortization of debt issuance costs	139	106
Amortization of related party note discount	38	39
Non-cash interest on redeemable preferred stock	1,106	1,022
Other interest expense (income)	22	(140)
	$2,477	$2,078

11.    Income Taxes

For each of the quarters ended April 1, 2024 and April 3, 2023, the Company's effective income tax rate was 0%. The difference from the U.S. corporate statutory federal income tax rate of 21%, is primarily the result of the valuation allowance applied to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized for each of the quarters ended April 1, 2024 and April 3, 2023, respectively.

12.    Stockholders' Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At April 1, 2024 and January 1, 2024, there were 27,042,213 shares and 26,832,691 shares of common stock outstanding, respectively.

In addition to the CEO Awards, as defined below, as contemplated by the Bachmann Employment Agreement (as defined below) and as an inducement to employment, effective as of July 10, 2023, the Company issued the CEO 63,500 shares of the Company’s common stock, which such shares are subject to Rule 144 of the Securities Act of 1933, as amended.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of April 1, 2024 and January 1, 2024, there were 2,120,000 shares of preferred stock outstanding.

On February 24, 2023, the Company filed an amended and restated certificate of designation, (the “A&R CoD”), which among other matters, added a provision providing that in the event the Company fails to timely redeem any shares of Series A Preferred Stock on November 3, 2027, the applicable dividend rate shall automatically increase to the lesser of (A) the sum of 10.0% plus the 2.0% applicable default rate (with such aggregate rate increasing by an additional 0.35% per quarter from and after November 3, 2027), or (B) the maximum rate that may be applied under applicable law, unless waived in writing by a majority of the outstanding shares of Series A Junior Preferred Stock.

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

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Interests in a Consolidated Joint Venture

On February 29, 2024, the Company formed a joint venture with a third party for the development and operation of BurgerFi’s flagship corporate store in New York City, which opened during the quarter ended April 1, 2024. The Company holds an 80% interest in the joint venture and consolidates a $0.5 million 20% contribution to the joint venture from the non-controlling owner.

Warrants and Options

As of April 1, 2024, the Company had the following warrants and options outstanding: 15,063,800 warrants outstanding, each exercisable for one share of common stock at an exercise price of $11.50 including 11,468,800 in public warrants, 3,000,000 in Private Placement Warrants, 445,000 in Private Warrants (“private warrants”) and 150,000 in Working Capital Warrants. The public warrants expire in December 2025.

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

The warrant liability was $0.04 million and $0.2 million at April 1, 2024 and January 1, 2024, respectively. The change in fair value of warrant liabilities for the quarters ended April 1, 2024 and April 3, 2023 resulted in a gain of $0.1 million and a loss of $0.1 million, respectively, and is recognized in the accompanying consolidated statements of operations.

The following is an analysis of changes in the warrant liability:

(in thousands)
Warrant liability at January 1, 2024	$182
Gain during the period	(144)
Warrant liability at April 1, 2024	$38

The fair value of the warrants are determined using the publicly-traded price of our common stock on the valuation dates of $0.5990 on April 1, 2024 and $0.86 on December 29, 2023, the last trading day before January 1, 2024. See Note 13, “Fair Value Measurements.”

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

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

As of April 1, 2024 and January 1, 2024, there were approximately 1,400,000 and 400,000 shares of common stock available for future grants under the Plan, respectively.

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

RSU and PSU Awards under the Plan
The following table summarizes activity of RSUs and PSUs during the quarter ended April 1, 2024:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	1,162,550	$7.37
Granted	639,535	$0.81
Vested	(225,925)	$2.50
Forfeited	(273,091)	$4.48
Non-vested at April 1, 2024	1,303,069	$5.10

Share-based compensation expense recognized for awards under the Plan during the quarters and ended April 1, 2024 and April 3, 2023 was $0.8 million and $4.7 million, respectively. As of April 1, 2024, there was approximately $5.7 million of total unrecognized compensation cost related to unvested RSUs or PSUs under the Plan to be recognized over a weighted average period of 1.1 years.

Restricted Stock Unit Awards - Inducement Awards

On July 10, 2023, the Company issued awards of RSUs and PSUs to the Chief Executive Officer (“CEO Awards”) and the Chief Financial Officer (“CFO Awards”) as part of an inducement to enter into employment agreements with the Company (“Inducement Awards”). The Inducement Awards are not part of the Plan. Vesting for the Inducement Awards is over a five year period. Share based compensation expense related to the Inducement Awards recognized during the quarter ended April 1, 2024 was $0.2 million. As of April 1, 2024, there was approximately $1.8 million of total unrecognized compensation cost related to unvested Inducement Awards to be recognized over a weighted average period of 3.2 years.

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

Share-based compensation expense recognized for awards under the Plan and the Inducement Awards during the quarters ended April 1, 2024 and April 3, 2023 was $1.0 million and $4.7 million, respectively. As of April 1, 2024, there was approximately $7.5 million of total unrecognized compensation cost related to unvested RSUs or PSUs under the Plan and Inducement Awards to be recognized over a weighted average period of 2.1 years.

13.    Fair Value Measurements

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Fair values of financial instruments are estimated using public market prices, quotes from financial institutions, and other available information. The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.

The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of April 1, 2024 and January 1, 2024.

	Items Measured at Fair Value at April 1, 2024
(in thousands)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	—	$38	—
Total	$—	$38	$—

	Items Measured at Fair Value at January 1, 2024
(in thousands)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	—	$182	—
Total	$—	$182	$—

In estimating our fair value disclosures for financial instruments, we use the following methods and assumptions:
The fair value of the Company’s warrant liability is measured at fair value on a recurring basis, classified as Level 2 in the fair value hierarchy. The fair value of the Private Placement Warrants, Private Warrants, and Working Capital Warrants are determined using the publicly-traded price of the Company’s common stock on the valuation dates of $0.5990 on April 1, 2024, and $0.86 on December 29, 2023, the last trading day before January 1, 2024. The fair value is calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including the expected term, expected volatility, risk-free interest rate, dividend rate and service period. The calculated warrant price for private warrants was $0.01 and $0.05 on April 1, 2024 and January 1, 2024, respectively.

The input variables for the Black-Scholes are noted in the table below:

	April 1, 2024	January 1, 2024
Risk-free interest rate	4.75%	4.25%
Expected life in years	1.7	2.0
Expected volatility	98.0%	98.0%
Expected dividend yield	—%	—%

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

14.    Segment Information

BurgerFi International Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

The CODM measures segment income based on Adjusted EBITDA and believes that the adjusted measure provides a baseline for analyzing business trends. The Company defines Adjusted EBITDA as net loss before lease termination recovery, share-based compensation expense, depreciation and amortization expense, interest expense (which includes accretion on the value of preferred stock and interest accretion on the related party note), restructuring costs, merger, acquisition and integration costs, legal settlements, net, store closure costs, (gain) loss on change in value of warrant liability, pre-opening costs and (gain) loss on sale of assets.

External sales are derived principally from food and beverage sales, royalty and franchise revenue.

The Company does not rely on any major customers as a source of sales, and the customers and long-lived assets of our segments are predominantly in the U.S. There were no material transactions among the Company’s segments.

The following table presents segment revenue and a reconciliation of adjusted EBITDA to net loss by segment:

	Quarter Ended
	Consolidated		Anthony’s		BurgerFi
(in thousands)	April 1, 2024	April 3, 2023	April 1, 2024	April 3, 2023	April 1, 2024	April 3, 2023
Revenue by Segment	$42,879	$45,726	$32,393	$33,145	$10,486	$12,581

Adjusted EBITDA Reconciliation by Segment:
Net (loss) income	$(6,538)	$(9,151)	(691)	$446	$(5,847)	$(9,597)
Lease termination recovery	(56)	—	—	—	(56)	—
Share-based compensation expense	954	4,674	137	—	817	4,674
Depreciation and amortization expense	3,044	3,227	1,067	1,137	1,977	2,090
Interest expense	2,477	2,078	1,338	1,160	1,139	918
Restructuring costs	79	918	6	253	73	665
Merger, acquisition and integration costs	131	328	96	—	35	328
Legal settlements, net	(284)	282	(325)	—	41	282
Store closure costs	435	121	82	56	353	65
(Gain) loss on change in value of warrant liability	(144)	73	—	—	(144)	73
Pre-opening costs	163	—	—	—	163	—
(Gain) loss on disposal of assets	(3)	—	—	—	(3)	—
Adjusted EBITDA	$258	$2,550	$1,710	$3,052	$(1,452)	$(502)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 1, 2024 (the “2023 Form 10-K”). Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report on Form 10-Q titled “Forward-Looking and Cautionary Statements” and “Item 1A. Risk Factors,” and in Part I. “Item 1A. Risk Factors” in the 2023 Form 10-K.

Overview

We are a leading multi-brand restaurant company that develops, markets and acquires fast-casual and premium-casual dining restaurant concepts around the world, including corporate-owned stores and franchises. As of April 1, 2024, we were the owner and franchisor of the two following brands:

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

Since its inception in 2002, the Anthony’s brand has grown to 60 restaurants including 59 corporate-owned and one franchised location co-branded with BurgerFi as of April 1, 2024, primarily along the East coast and has restaurants in eight states, including Florida (28 corporate and one co-branded franchised), Pennsylvania (11), New Jersey (7), New York (6), Massachusetts (4), Delaware (2), Maryland (1), and Rhode Island (1).

Anthony’s was named “The Best Pizza Chain in America" by USA Today's Great American Bites,“Top 3 Best Major Pizza Chain” by Mashed in 2021, “The Absolute Best Wings in the U.S.” by Mashed in 2022 and named in “America's Favorite Restaurant Chains of 2022” by Newsweek.

BurgerFi. BurgerFi is a fast-casual “better burger” concept, renowned for delivering an exceptional, all-natural premium “better burger” experience in a refined, contemporary environment. BurgerFi’s chef-driven menu offerings and eco-friendly restaurant design drive our brand communication. It offers a classic American menu of premium burgers, hot dogs, crispy chicken, hand-cut fries, frozen custard shakes, beer, wine and more. Originally founded in 2011 in Lauderdale-by-the-Sea, Florida, the purpose was simple – “RedeFining” the way the world eats burgers by providing an upscale burger offering, at a fast-casual price point. BurgerFi is committed to an uncompromising and rewarding dining experience that promises fresh food of transparent quality. Since its inception, BurgerFi has grown to 102 BurgerFi locations, and as of April 1, 2024, was comprised of 27 corporate-owned restaurants and 75 franchised restaurants in two countries including 21 states within the United States, as well as Puerto Rico.

BurgerFi was named "The Very Best Burger" at the 2023 edition of the nationally acclaimed SOBE Wine and Food Festival, "Best Fast Casual Restaurant" in USA Today's 10Best 2023 Readers' Choice Awards for the third consecutive year, QSR Magazine's Breakout Brand of 2020 and Fast Casual's 2021 #1 Brand of the Year. In 2021, Consumer Report praised BurgerFi for serving "no antibiotic beef" across all its restaurants, and Consumer Reports awarded BurgerFi an “A-Grade Angus Beef” rating for the third consecutive year.

Segments

We have two operating and reportable segments: (1) Anthony’s and (2) BurgerFi. Our business generates revenue from the following sources: (i) restaurant sales, (ii) royalty and other fees, consisting primarily of royalties based on a percentage of sales reported by franchised restaurants and paid by franchisees, and (iii) franchise fees, consisting primarily of licensing fees paid by franchisees.

Key Metrics

The following key metrics are important indicators of the overall direction of our business, including trends in sales and the effectiveness of our marketing, operating, and growth initiatives:

Systemwide Restaurant Sales

“Systemwide Restaurant Sales” are not revenues to the Company, however the Company records royalty revenue based as a percentage of Systemwide Restaurant Sales. Systemwide Restaurant Sales is presented as informational data in order to understand the aggregation of franchised stores sales, ghost kitchen and corporate-owned store sales performance. Systemwide Restaurant Sales growth refers to the percentage change in sales at all franchised restaurants, ghost kitchens and corporate-owned restaurants in one period from the same period in the prior year. Systemwide Restaurant Same-Store Sales growth refers to the percentage change in sales at all franchised restaurants, ghost kitchens, and corporate-owned restaurants after 14 months of operations. See definition below for “Same-Store Sales.”

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

	Consolidated
	Quarter Ended
(in thousands except for percentage data)	April 1, 2024	April 3, 2023
Systemwide Restaurant Sales	$66,034	$73,445
Systemwide Restaurant Sales Growth	(10)%	—%
Systemwide Restaurant Same-Store Sales Growth	(7)%	1%
Corporate-Owned Restaurant Sales	$40,885	$43,310
Corporate-Owned Restaurant Sales Growth	(6)%	3%
Corporate-Owned Restaurant Same-Store Sales Growth	(5)%	1%
Franchise Restaurant Sales	$25,149	$30,135
Franchise Restaurant Sales Growth	(17)%	(3)%
Franchise Restaurant Same-Store Sales Growth	(12)%	2%
Digital Channel % of Systemwide Sales	32%	32%

	Quarter Ended
	April 1, 2024		April 3, 2023
(in thousands, except for percentage data)	Anthony's	BurgerFi	Anthony's	BurgerFi
Systemwide Restaurant Sales	$32,650	$33,385	$33,145	$40,300
Systemwide Restaurant Sales Growth	(1)%	(17)%	2%	(1)%
Systemwide Restaurant Same-Store Sales Growth	(2)%	(13)%	3%	—%
Corporate-Owned Restaurant Sales	$32,379	$8,506	$33,145	$10,165
Corporate-Owned Restaurant Sales Growth	(2)%	(16)%	2%	8%
Corporate-Owned Restaurant Same-Store Sales Growth	(2)%	(16)%	3%	(6)%
Franchise Restaurant Sales	$270	$24,879	N/A	$30,135
Franchise Restaurant Sales Growth	N/A	(17)%	N/A	(3)%
Franchise Restaurant Same-Store Sales Growth	N/A	(12)%	N/A	2%
Digital Channel % of Systemwide Sales	33%	31%	34%	30%

Results of Operations

We present our results of operations as reported in our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America ("GAAP").

	Quarter Ended
(in thousands)	April 1, 2024	April 3, 2023
Revenue
Restaurant Sales	$40,885	$43,316
Royalty and other fees	1,558	1,969
Royalty - brand development and co-op	436	441
Total Revenue	42,879	45,726
Restaurant level operating expenses:
Food, beverage and paper costs	10,977	11,611
Labor and related expenses	13,912	13,216
Other operating expenses	7,128	7,456
Occupancy and related expenses	3,890	3,834
General and administrative expenses	5,309	6,573
Depreciation and amortization expense	3,044	3,227
Share-based compensation expense	954	4,674
Brand development, co-op and advertising expense	1,252	1,096
Lease termination recovery	(56)	—
Store closure costs	435	121
Restructuring costs	79	918
Pre-opening costs	163	—
Total Operating Expenses	$47,087	$52,726
Operating Loss	(4,208)	(7,000)
Other income, net	3	—
Gain (loss) on change in fair value of warrant liability	144	(73)
Interest expense, net	(2,477)	(2,078)
Loss before income taxes	(6,538)	(9,151)
Net loss	$(6,538)	$(9,151)

Sales

The following table presents our corporate-owned restaurant sales by segment:

	Quarter Ended
(in thousands)	April 1, 2024	April 3, 2023
Anthony’s	32,393	33,145
BurgerFi	10,486	$12,581
Consolidated	$42,879	$45,726

Comparison of the quarter ended April 1, 2024 and April 3, 2023

Restaurant Sales

For the quarter ended April 1, 2024, the Company’s restaurant sales decreased by approximately $2.4 million or 6% as compared to the quarter ended April 3, 2023. This decrease was primarily driven by a decrease in same-store sales at BurgerFi and Anthony’s including the closure of underperforming BurgerFi corporate-owned locations, which was partially offset by the additional revenue from the two acquired BurgerFi restaurants from franchisees during 2023.

Restaurant Level Operating Expenses

Restaurant level operating expenses are as follows:

	Quarter Ended
	April 1, 2024		April 3, 2023
(in thousands, except for percentage data)	In dollars	As a % of restaurant sales	In dollars	As a % of restaurant sales
Consolidated:
Restaurant Sales	$40,885	100.0%	$43,316	100.0%
Restaurant level operating expenses:
Food, beverage and paper costs	10,977	26.8%	11,611	26.8%
Labor and related expenses	13,912	34.0%	13,216	30.5%
Other operating expenses	7,128	17.4%	7,456	17.2%
Occupancy and related expenses	3,890	9.5%	3,834	8.9%
Total	$35,907	87.8%	$36,117	83.4%

Anthony's:
Restaurant Sales	$32,379	100.0%	$33,145	100.0%
Restaurant level operating expenses:
Food, beverage and paper costs	8,610	26.6%	8,663	26.1%
Labor and related expenses	10,872	33.6%	10,240	30.9%
Other operating expenses	5,315	16.4%	5,369	16.2%
Occupancy and related expenses	2,955	9.1%	2,953	8.9%
Total	$27,752	85.7%	$27,225	82.1%

BurgerFi:
Restaurant Sales	$8,506	100.0%	$10,171	100.0%
Restaurant level operating expenses:
Food, beverage and paper costs	2,367	27.8%	2,948	29.0%
Labor and related expenses	3,040	35.7%	2,976	29.3%
Other operating expenses	1,813	21.3%	2,087	20.5%
Occupancy and related expenses	935	11.0%	881	8.7%
Total	$8,155	95.9%	$8,892	87.4%

Total consolidated restaurant level operating expenses as a percentage of restaurant sales was 87.8% for the quarter ended April 1, 2024 as compared to 83.4% for the quarter ended April 3, 2023, a 440 basis points increase. For the Anthony's brand, restaurant-level operating expenses, as a percentage of sales, increased 360 basis points for the quarter ended April 1, 2024, compared to the quarter ended April 3, 2023, driven primarily by higher wages and lower sales leverage on expenses. For the BurgerFi brand, restaurant-level operating expenses, as a percentage of sales, increased 850 basis points for the quarter ended April 1, 2024, compared to the quarter ended April 3, 2023, primarily due to lower sales leverage and higher wages.

Food, Beverage and Paper Costs

Food, beverage and paper costs for the quarter ended April 1, 2024 improved approximately $0.6 million or 5% as compared to the quarter ended April 3, 2023. As a percentage of corporate-owned restaurant sales, food, beverage, and paper costs were 26.8% for the quarter ended April 1, 2024 as compared to 26.8% for the quarter ended April 3, 2023. The BurgerFi brand contributed to 92% of the change, which was primarily attributable to loss on sales leverage and lower food, beverage and paper costs.

Labor and Related Expenses

Labor and related expenses for the quarter ended April 1, 2024 increased by approximately $0.7 million, or 5% as compared to the quarter ended April 3, 2023. As a percentage of corporate-owned restaurant sales, labor, and related expenses were 34.0% for the quarter ended April 1, 2024 as compared to 30.5% for the quarter ended April 3, 2023. This 350 basis points increase is primarily due to higher per hour labor rates and lower efficiencies due to loss on sales leverage at both brands with Anthony’s contributing to $0.6 million or 91% of the increase.

Other Operating Expenses

Other operating expenses for the quarter ended April 1, 2024 decreased by approximately $0.3 million, or 4% as compared to the quarter ended April 3, 2023. As a percentage of corporate-owned restaurant sales, other operating expenses were 17.4% for the quarter ended April 1, 2024 as compared to 17.2% for the quarter ended April 3, 2023. This 20 basis points decrease primarily related to loss on sales leverage.

Occupancy and Related Expenses

Occupancy and related expenses for the quarter ended April 1, 2024 increased by approximately $0.1 million, or 1%, as compared to the quarter ended April 3, 2023. As a percentage of corporate-owned restaurant sales, occupancy and related expenses were 9.5% for the quarter ended April 1, 2024 as compared to 8.9% for the quarter ended April 3, 2023. This increase in percentage of corporate-owned restaurant sales was due to lower sales leverage and operation of more BurgerFi corporate-owned restaurants during the quarter.

General and Administrative Expenses

General and administrative expenses for the quarter ended April 1, 2024 decreased by approximately $1.3 million, or 19% as compared to the quarter ended April 3, 2023. The change was due to lower wages as a result of headcount reductions in our restaurant support center initiated during the second quarter of 2023 driven by efficiencies gained by integration activities, reduced litigation expenses, reduced professional fees and lower merger integration activities during the quarter ended April 1, 2024 as compared to the quarter ended April 3, 2023.

Depreciation and Amortization Expense

Depreciation and amortization expense was $3.0 million for the quarter ended April 1, 2024, as compared to $3.2 million for the quarter ended April 3, 2023. This decrease was primarily related to lower asset values due to fully depreciated assets and as a result of impairments recorded during the prior year.

Share-Based Compensation Expense

Share-based compensation expense was $1.0 million for the quarter ended April 1, 2024, as compared to $4.7 million for the quarter ended April 3, 2023, primarily due to lower grant date fair value leading to reduced amortization of restricted stock unit grants during the quarter ended April 1, 2024 as compared to the prior year quarter.

Brand Development, Co-op and Advertising Expense

Brand development, co-op and advertising expense was $1.3 million for the quarter ended April 1, 2024, as compared to $1.1 million for the quarter ended April 3, 2023. This increase primarily relates to the timing of advertising activities in 2024 when compared to the same quarter in the prior year.

Store Closure Costs

Store closure costs were $0.4 million for the quarter ended April 1, 2024 as compared to $0.1 million for the quarter ended April 3, 2023 primarily as a result of the closure of two BurgerFi company-owned locations during the current quarter.

Restructuring costs and other charges, net

Restructuring costs and other charges, net for the quarters ended April 1, 2024 and April 3, 2023 of $0.1 million and $0.9 million, respectively, primarily related to prior year professional fees and other costs incurred in connection with our Credit Facility requirements to raise additional capital or debt.

Interest Expense, net

Interest expense, net was approximately $2.5 million and $2.1 million for quarters ended April 1, 2024 and April 3, 2023, respectively. Interest expense primarily resulted from interest associated with our Credit Agreement (as defined below), interest accretion on the related party note, and the accretion in value of our outstanding preferred stock offset by interest income on our cash deposits. Interest expense, net increased due to additional interest under our Credit Agreement and lower interest income on cash deposits.

Gain on Change in Value of Warrant Liability

The Company recorded a non-cash gain of approximately $0.1 million during the quarter ended April 1, 2024, as compared to a non-cash loss of approximately $0.1 million during the quarter ended April 3, 2023, related to a change in the fair value of the warrant liability as a result of a decrease in the market price of our outstanding warrants.

Net Loss

Net loss was $6.5 million, as compared with a net loss of $9.2 million for the quarters ended April 1, 2024 and April 3, 2023, respectively. Net loss improved primarily due to lower share-based compensation expense, lower general and administrative expenses, and lower restructuring costs.

Adjusted EBITDA

Adjusted EBITDA was approximately $0.3 million and $2.6 million for the quarter ended April 1, 2024 and April 3, 2023, respectively. The decrease in Adjusted EBITDA for the quarter ended April 1, 2024 was driven by lost leverage on sales and higher wages. Please see below for reconciliation of non-GAAP financial measure Adjusted EBITDA to the most directly comparable GAAP measure, net (loss) income on a consolidated basis and by segment.

Non-GAAP Financial Measures

As appropriate, we supplement our reported GAAP financial information with certain non-GAAP financial measures, including adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”). We define Adjusted EBITDA as net loss before lease termination recovery, share-based compensation expense, depreciation and amortization expense, interest expense (which includes accretion on the value of preferred stock and interest accretion on the related party note), restructuring costs, merger, acquisition and integration costs, legal settlements, net, store closure costs, (gain) loss on change in value of warrant liability, pre-opening costs and (gain) loss on sale of assets.

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

We believe that this non-GAAP financial measure provides meaningful information and helps investors understand our financial results and assess our prospects for future performance. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. These financial measures should not be considered in isolation from, as substitutes for, or alternative measures of, reported net income, and should be viewed in conjunction with the most comparable GAAP financial measures and the provided reconciliations thereto. We believe this non-GAAP financial measure, when viewed together with our GAAP results and the related reconciliations, provides a more complete understanding of our business. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net loss on a consolidated basis and by segment for the quarters ended April 1, 2024 and April 3, 2023:

	Consolidated		Anthony’s		BurgerFi
Quarter ended (in thousands)	April 1, 2024	April 3, 2023	April 1, 2024	April 3, 2023	April 1, 2024	April 3, 2023
Net (loss) income	$(6,538)	$(9,151)	$(691)	$446	$(5,847)	$(9,597)
Lease termination recovery	(56)	—	—	—	(56)	—
Share-based compensation expense	954	4,674	137	—	817	4,674
Depreciation and amortization expense	3,044	3,227	1,067	1,137	1,977	2,090
Interest expense	2,477	2,078	1,338	1,160	1,139	918
Restructuring costs	79	918	6	253	73	665
Merger, acquisition and integration costs	131	328	96	—	35	328
Legal settlements, net	(284)	282	(325)	—	41	282
Store closure costs	435	121	82	56	353	65
(Gain) loss on change in value of warrant liability	(144)	73	—	—	(144)	73
Pre-opening costs	163	—	—	—	163	—
(Gain) loss on disposal of assets	(3)	—	—	—	(3)	—
Adjusted EBITDA	$258	$2,550	$1,710	$3,052	$(1,452)	$(502)

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations and cash and cash equivalents on hand. As of April 1, 2024, we maintained a cash and cash equivalents balance of approximately $4.1 million.

We have short and long-term material cash requirements for our working capital needs, known contractual obligations in the form of operating leases, finance leases, and debt obligations as disclosed in our consolidated financial statements, as well as ongoing capital expenditures. Excluding debt repayments, our requirements for working capital are generally not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our requirements for operating and finance leases and ongoing capital expenditures are principally related to operating our store locations, remodels and maintenance, and investments in our digital and corporate infrastructure~~.~~

Our Credit Agreement contains numerous covenant clauses, including those whereby the Company is required to meet certain trailing twelve month quarterly financial ratios and a minimum liquidity requirement. The Company was not in compliance with the minimum liquidity covenant under the Credit Agreement as of April 1, 2024, which constitutes a breach of the Credit Agreement and an event of default.

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

From April 15, 2024 to April 17, 2024, the Company received notices from the syndicate of commercial bank lenders under the Credit Agreement that all of the rights, obligations and claims under the Credit Agreement were assigned to TREW. The Company has initiated discussions with TREW with respect to potential solutions regarding the event of default described above. See Note 10, “Debt,” for additional disclosure surrounding the amended Credit Agreement.

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

The following table presents the summary cash flow information for the periods indicated:

	Three Months Ended
(in thousands)	April 1, 2024	April 3, 2023
Net cash (used in) provided by:
Operating activities	$(2,916)	$(1,961)
Investing activities	(834)	(802)
Financing activities	341	(128)
Net decrease in cash	$(3,409)	$(2,891)

Cash Flows Used In Operating Activities

During the quarter ended April 1, 2024, cash flows used in operating activities were approximately $2.9 million. The cash flows used in operating activities resulted from a net loss of $6.5 million primarily due to a decrease in same store sales and higher wages. Additionally, changes in operating assets and liabilities resulted in a net liability decrease of approximately $0.8 million, which was mainly due to a net decrease in accounts payable - trade and other and prepaid expenses and other assets partially offset by an increase in accrued expenses and other current liabilities, primarily as a result of timing of payments and timing of prepaid rent and insurance.

Cash Flows Used In Investing Activities

During the quarter ended April 1, 2024, cash flows used in investing activities were approximately $0.8 million primarily related to purchases of property and equipment for minor remodels and equipment replacements.

Cash Flows Provided by (Used in) Financing Activities

During the quarter ended April 1, 2024, cash flows provided by financing activities were approximately $0.1 million, which were related to contributions of $0.5 million from a non-controlling interest, tax payments for restricted stock upon vesting, repayments of finance leases and payments on borrowings.

Credit Agreement

The Company is party to a credit agreement with a syndicate of commercial banks (as amended, the “Credit Agreement”), which provides the Company with lender financing structured as a $57.8 million term loan and a $4.0 million line of credit as of April 1, 2024, with a maturity date of September 30, 2025.

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

On July 7, 2023 the Credit Agreement was amended through the Sixteenth Amendment, which amended the definition of EBITDA for the purposes of expanding the scope of non-recurring items that may be included in our determination of Adjusted EBITDA, as well as modifications to certain covenants for leverage and fixed charge ratios and requirements and timeline for when a management consultant must be engaged.

We recorded $15.1 million, net of unamortized discount of $0.6 million under the Junior Indebtedness as of April 1, 2024 included in related party note payable in the accompanying consolidated balance sheets.

From April 15, 2024 to April 17, 2024, we received notices from the syndicate of commercial bank lenders under the Credit Agreement that all of the rights, obligations and claims under the Credit Agreement were assigned to TREW.

Information regarding our Credit Agreement can be found under Note 10, “Debt,” to the consolidated financial statements included within this report.

Critical Accounting Policies and Use of Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission. During the quarter ended April 1, 2024, there were no material changes in our critical accounting estimates or policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 1, 2024.

Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended April 1, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

None.

Item 1. Legal Proceedings

Information regarding our legal proceedings can be found under the Contingencies sections of Note 8, “Commitments and Contingencies,” to the consolidated financial statements included within this report.

Item 1A. Risk Factors

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in the 2023 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

There here have been no material changes to the risk factors disclosed in the 2023 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

None.

Item 6.    Exhibits

The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit Index

Exhibit No.	Description

31.1*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2024 has been formatted in Inline XBRL.
___________________________
*    Filed herewith.
**    Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2024

BurgerFi International, Inc.

By:	/s/ Carl Bachmann
Carl Bachmann
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Christopher Jones
Christopher Jones
Chief Financial Officer (Principal Financial and Accounting Officer)